Form 10QSB
period 2007-06-30
THIRD-ORDER NANOTECHNOLOGIES INC
filed 2007-08-14
CIK 1325964

U.S. Securities and Exchange Commission
                         Washington, DC 20549
                              Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________
Commission File number 0-26853

                 Third-Order Nanotechnologies, Inc.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

                              Nevada
    -----------------------------------------------------------------
    (State or other jurisdiction of incorporation or organization)

                            82-049-7368
    -----------------------------------------------------------------
                  (IRS Employer Identification No.)

      2601 Annand Dr., Suite #16, Wilmington, Delaware        19808
    -----------------------------------------------------------------
                (Address of principal executive offices)

                           (302) 998-8824
   -----------------------------------------------------------------
                      (Issuer's telephone number)

   -----------------------------------------------------------------
         (Former name, former address, and former fiscal year,
                      if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [ ]                                     No [X]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

        Yes [ ]                                     No [X]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2007, there were approximately 31,622,535 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

        Yes [ ]                                     No [X]

                   THIRD-ORDER NANOTECHNOLOGIES, INC.

                            Form 10-QSB Index
                              June 30, 2007


                                                               Page

Part I: Financial Information

  Item 1. Financial Statements

          Balance Sheets ....................................    1

          Statements of Operations...........................    2

          Statements of Comprehensive Loss...................    3

          Statements of Stockholders' Equity ................    4

          Statements of Cash Flows...........................   5-6

          Notes to Financial Statements......................   7-10

  Item 2. Management's Plan of Operation.....................    11

  Item 3. Controls and Procedures............................    18

Part II:  Other Information..................................    19

  Item 1. Legal Proceedings..................................    19

  Item 2. Unregistered Sales of Equity Securities
          and Use of Proceeds................................    19

  Item 3. Defaults Upon Senior Securities....................    20

  Item 4. Submission of Matters to a Vote of
          Security Holders ..................................    20

  Item 5. Other Information..................................    20

  Item 6. Exhibits ..........................................    21

Signatures...................................................    21

                                PART I
                         FINANCIAL INFORMATION

Item 1.  Financial Statements

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                               JUNE 30, 2007

                                (UNAUDITED)

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                       (A Development Stage Company)








                                 CONTENTS


                                                                 PAGE

BALANCE SHEETS                                                     1

STATEMENTS OF OPERATIONS                                           2

STATEMENTS OF COMPREHENSIVE LOSS                                   3

STATEMENTS OF STOCKHOLDERS' EQUITY                                 4

STATEMENTS OF CASH FLOWS                                         5 - 6

NOTES TO FINANCIAL STATEMENTS                                    7 - 10

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                       (A Development Stage Company)
                             BALANCE SHEETS

                                               June 30, 2007      December 31, 2006
                                                (Unaudited)          (Audited)
                                             -----------------    -----------------
                     ASSETS

 CURRENT ASSETS
 Cash and cash equivalents                   $         436,671    $             528
 Deferred charges                                       76,146              586,171
 Prepaid expenses                                        5,406                9,353
 Receivables                                               100                  100
                                             -----------------    -----------------
                                                       518,323              596,152

 AVAILABLE FOR SALE SECURITIES
 Related party                                          43,900               59,265
 Other                                                   1,472                2,535
                                             -----------------    -----------------
                                                        45,372               61,800

 PROPERTY AND EQUIPMENT - NET                           76,651               42,335

 OTHER ASSETS
 Deferred charges                                            -               97,083
 Intangible assets                                     142,856               42,376
                                             -----------------    -----------------
 TOTAL ASSETS                                $         783,202    $         839,746
                                             =================    =================

      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Loan payable - current portion              $           5,154    $           4,977
 Accounts payable                                      129,575              100,714
 Accounts payable - related party                            -               65,339
 Accrued expenses                                       87,211               83,712
 Officer loans                                           1,468                1,468
                                             -----------------    -----------------
                                                       223,408              256,210

 CONTINGENCY                                                 -                    -

 LOAN PAYABLE - NET OF CURRENT PORTION                   6,263                8,764
                                             -----------------    -----------------
 TOTAL LIABILITIES                                     229,671              264,974

            STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value,
   1,000,000 authorized
   No shares issued or outstanding                           -                    -
 Common stock $0.001 par value,
   50,000,000 authorized 31,622,535 and
   27,888,750 issued and outstanding at
   June 30, 2007 and December 31, 2006                  31,623               27,889
 Additional paid-in-capital                          8,455,612            6,023,170
 Deferred charges                                     (578,952)             (56,740)
 Unrealized loss on Available for
   Sale Securities                                     (42,428)             (26,000)
 Accumulated deficit                                   (15,827)             (15,827)
 Deficit accumulated during
   development stage                                (7,296,497)          (5,377,720)
                                             -----------------    -----------------
 TOTAL STOCKHOLDERS' EQUITY                            553,531              574,772
                                             -----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $         783,202    $         839,746
                                             =================    =================


The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)

       STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDING
                JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
             JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                            TO JUNE 30, 2007
                               (UNAUDITED)



                                Cumulative   For the Three   For the Three    For the Six     For the Six
                                  Since      Months Ending   Months Ending   Months Ending   Months Ending
                                Inception    June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                              -------------  -------------   -------------   -------------   -------------
NET SALES                     $           -  $           -   $           -   $           -   $           -

COST AND EXPENSE
Research and development          3,102,070        459,318         363,105         844,646         579,241
General and administrative        4,240,134        717,515         462,963       1,072,366         884,920
                              -------------  -------------   -------------   -------------   -------------
                                  7,342,204      1,176,833         826,068       1,917,012       1,464,161

LOSS FROM OPERATIONS             (7,342,204)    (1,176,833)       (826,068)     (1,917,012)     (1,464,161)

OTHER INCOME (EXPENSE)
  Interest income                     9,061          1,581               7           1,584             241
  Dividend income                     1,527              -             126               -             126
  Realized gain on investment        63,187              -               -               -               -
  Interest expense                  (28,068)        (1,341)         (1,408)         (3,349)         (2,134)
                              -------------  -------------   -------------   -------------   -------------

NET LOSS                      $  (7,296,497) $  (1,176,593)  $    (827,343)  $  (1,918,777)  $  (1,465,928)
                              =============  =============   =============   =============   =============


Basic and Diluted Loss
  per Share                                  $       (0.04)  $       (0.03)  $       (0.06)  $       (0.06)
                                             =============   =============   =============   =============
Basic and Diluted Weighted
  Average Number of Shares                      31,149,313      26,841,028      29,988,039      26,623,667
                                             =============   =============   =============   =============


The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)

                    STATEMENTS OF COMPREHENSIVE LOSS
        FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND 2006
    AND FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                            TO JUNE 30, 2007
                               (UNAUDITED)


                                Cumulative   For the Three   For the Three    For the Six     For the Six
                                  Since      Months Ending   Months Ending   Months Ending   Months Ending
                                Inception    June 30, 2007   June 30, 2006   June 30, 2007   June 30, 2006
                              -------------  -------------   -------------   -------------   -------------

NET LOSS                      $  (7,296,497) $  (1,176,593)  $    (827,343)  $  (1,918,777)  $  (1,465,928)

OTHER COMPREHENSIVE
  INCOME/(LOSS)
    Unrealized gain/(loss)
    on Available for Sale
    Securities                      (42,428)       (22,457)          4,624         (16,428)          4,624
                              -------------  -------------   -------------   -------------   -------------

COMPREHENSIVE LOSS            $  (7,338,925) $  (1,199,050)  $    (822,719)  $  (1,935,205)  $  (1,461,304)
                              =============  =============   =============   =============   =============



The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)

                    STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                            TO JUNE 30, 2007
                               (UNAUDITED)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                                  During    Unrealized
                        Number of  Common    Paid-in    Subscription  Deferred    Accumulated  Development    Loss on
                         Shares    Stock     Capital     Receivable   Charges      Deficit        Stage     Securities    Total
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
ENDING BALANCE AT
  DECEMBER 31, 2003           100 $      1  $        -  $          - $         -  $   (15,827) $         -  $         - $   (15,826)

Retroactive
  recapitalization
  upon reverse
  acquisition             706,973      706        (706)            -           -            -            -           -           -
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
BALANCE AT
  JANUARY 1, 2004         707,073      707        (706)            -           -      (15,827)           -           -     (15,826)

Issuance of common
  stock to founders    13,292,927   13,293     (13,293)            -           -            -            -           -           -
Issuance of common
  stock for deferred
  charges               1,600,000    1,600     254,400             -           -            -            -           -     256,000
Issuance of common
  stock at merger       2,000,000    2,000      (2,000)            -           -            -            -           -           -
Issuance of common
  stock for deferred
  charges(post-merger)    637,500      638      74,362             -           -            -            -           -      75,000
Conversion of note
  payable                 187,500      187      29,813             -           -            -            -           -      30,000
Net loss for the year
  ended December 31,
  2004                          -        -           -             -           -            -     (722,146)          -    (722,146)
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
BALANCE AT
  DECEMBER 31, 2004    18,425,000   18,425     342,576             -           -      (15,827)    (722,146)          -    (376,972)

Issuance of common
  stock, private
  placement             4,000,000    4,000     996,000             -           -            -            -           -   1,000,000
Conversion of notes
  payable               3,118,750    3,119     495,881             -           -            -            -           -     499,000
Subscription
  receivable                    -        -           -        (6,500)          -            -            -           -      (6,500)
Issuance of common
  stock for deferred
  charges                 410,000      410   1,169,090             -           -            -            -           -   1,169,500
Issuance of warrants
  for services                  -        -      77,100             -           -            -            -           -      77,100
Issuance of warrants
  for deferred charges          -        -     435,060             -           -            -            -           -     435,060
Deferred charges                -        -           -             -    (584,000)           -            -           -    (584,000)
Amortization of
  deferred charges              -        -           -             -     265,455            -            -           -     265,455
Exercise of warrants      300,000      300      74,700             -           -            -            -           -      75,000
Net loss for the year
  ended December 31,
  2005                          -        -           -             -           -            -   (1,721,765)          -  (1,721,765)
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
BALANCE AT
  DECEMBER 31, 2005    26,253,750   26,254   3,590,407        (6,500)   (318,545)     (15,827)  (2,443,911)          -     831,878

Issuance of common
  stock, private
  placement               850,000      850     424,150             -           -            -            -           -     425,000
Issuance of common
  stock for deferred
  charges                 785,000      785     954,865             -           -            -            -           -     955,650
Issuance of warrants
  for services                  -        -      66,500             -           -            -            -           -      66,500
Issuance of warrants
  for deferred charges          -        -     465,996             -           -            -            -           -     465,996
Issuance of options
  for deferred charges          -        -     394,030             -           -            -            -           -     394,030
Issuance of options
  for services                  -        -      91,598             -           -            -            -           -      91,598
Deferred charges                -        -           -             -    (394,030)           -            -           -    (394,030)
Contributed capital
  related to accrued
  interest                      -        -      35,624             -           -            -            -           -      35,624
Subscription receivable         -        -           -         6,500           -            -            -           -       6,500
Amortization of
  deferred charges              -        -           -             -     655,835            -            -           -     655,835
Net loss for the year
  ending December 31,
  2006                          -        -           -             -           -            -   (2,933,809)          -  (2,933,809)
Unrealzed gain (loss)
  on securities                 -        -           -             -           -            -            -     (26,000)    (26,000)
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
BALANCE AT
  DECEMBER 31, 2006
  (AUDITED)            27,888,750   27,889   6,023,170             -     (56,740)     (15,827)  (5,377,720)    (26,000)    574,772

Issuance of common
  stock, private
  placement             2,482,000    2,482   1,238,518             -           -            -            -           -   1,241,000
Issuance of common
  stock for deferred
  charges               1,151,785    1,152     685,098             -           -            -            -           -     686,250
Issuance of common
  stock for services
  and settlement for
  accounts payable        100,000      100      34,900             -           -            -            -           -      35,000
Issuance of warrants
  for services                  -        -     180,892             -           -            -            -           -     180,892
Issuance of options
  for services                  -        -      47,336             -           -            -            -           -      47,336
Issuance of warrants
  for deferred
  charges                       -        -     288,428             -           -            -            -           -     288,428
Deferred charges                -        -           -             -    (868,428)           -            -           -    (868,428)
Amortization of
  deferred charges              -        -           -             -     303,486            -            -           -     303,486
Forfeiture of
  unvested options              -        -     (42,730)            -      42,730            -            -           -           -
Unrealzed gain (loss)
  on securities                 -        -           -             -           -            -            -     (16,428)    (16,428)
Net loss for the six
  months ending
  June 30, 2007                 -        -           -             -           -            -   (1,918,777)          -  (1,918,777)
                       ---------- --------  ----------  ------------ -----------  -----------  -----------  ---------- -----------
BALANCE AT
  JUNE 30, 2007
  (UNAUDITED)          31,622,535 $ 31,623  $8,455,612  $          - $  (578,952) $   (15,827) $(7,296,497) $  (42,428)$   553,531
                       ========== ========  ==========  ============ ===========  ===========  ===========  ========== ===========




The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)

            STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
        JUNE 30, 2007 AND 2006 AND FOR THE PERIOD JANUARY 1, 2004
             (INCEPTION OF DEVELOPMENT STAGE)TO JUNE 30, 2007
                               (UNAUDITED)


                                        Cumulative   For the Six     For the Six
                                          Since      Months Ending   Months Ending
                                        Inception    June 30, 2007   June 30, 2006
                                      -------------  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $  (7,296,497) $  (1,918,777)  $  (1,465,928)
Adjustment to reconcile net loss
  to net cash used in operating
  activities
    Amortization of deferred charges      3,697,086      1,016,844         450,188
    Warrants issued for services            324,492        180,892         613,975
    Stock options issued for services       472,434         47,336          13,606
    Common stock issued for services          5,292          5,292               -
    Depreciation                             36,996          8,220           6,081
    Realized gain on investments            (63,187)             -          (4,750)
    (Increase) decrease in assets
      Receivables                            69,439              -          75,000
      Prepaid expenses                       (5,406)         3,947         (11,330)
    Increase (decrease) in liabilities
      Accounts payable                      217,490         58,569          (7,491)
      Accounts payable - related party            -        (65,339)              -
      Accrued expenses                       21,697          3,499         (29,037)
                                      -------------  -------------   -------------
Net cash used in operating
  activities                             (2,520,164)      (659,517)       (359,686)
                                      -------------  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles                        (142,856)      (100,480)           (680)
  Proceeds from sale of available
    for sale securities                     175,387              -               -
  Purchase of available for sale
    securities                             (200,000)             -               -
  Purchase of equipment                     (67,361)       (42,536)              -
                                      -------------  -------------   -------------

Net cash used in investing activities      (234,830)      (143,016)           (680)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock,
    private placement                     2,666,000      1,241,000         215,000
  Proceeds (Repayment) of notes
    payable                                 (13,226)        (2,324)         33,068
Proceeds from subscription receivable         6,500              -               -
Advances to stockholders                     (3,435)             -               -
Proceeds from convertible notes             529,000              -               -
Advances from officers                        1,468              -               -
                                      -------------  -------------   -------------
Net cash provided by financing
  activities                              3,186,307      1,238,676         248,068
                                      -------------  -------------   -------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                            431,313        436,143        (112,298)

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                       5,358            528         150,027
                                      -------------  -------------   -------------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                     $     436,671  $     436,671   $      37,729
                                      =============  =============   =============




The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)


              STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDED
        JUNE 30, 2007 AND 2006 AND FOR THE PERIOD JANUARY 1, 2004
             (INCEPTION OF DEVELOPMENT STAGE)TO JUNE 30, 2007
                               (UNAUDITED)


                                        Cumulative   For the Six     For the Six
                                          Since      Months Ending   Months Ending
                                        Inception    June 30, 2007   June 30, 2006
                                      -------------  -------------   -------------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                            $      15,459  $       3,349   $       2,134
                                      =============  =============   =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCINGACTIVITIES

Common stock issued in exchange
  for deferred charges                $   3,142,400  $     686,250    $    926,250
		`
Stock options issued in exchange
  for deferred charges                $     394,030  $           -    $    394,030

Warrants issued in exchange for
  deferred charges                    $   1,189,484  $     288,428    $          -

Common stock issued as settlement
  for accounts payable                $      29,708  $      29,708    $          -

Increase/(Decrease) in fair value
  of investment securities            $     (42,428) $     (16,428)   $          -

Accrued interest contributed
  as capital                          $      35,624  $           -    $          -

Common stock issued in the
  conversion of notes payable         $     529,000  $           -    $          -

Acquisition of automobile through
  loan payable                        $      24,643  $           -    $          -

Common stock issued upon exercise
  of a warrant in exchange for
  receivable                          $      75,000  $           -    $          -

























The accompanying notes are an integral part of these financial statements.

               THIRD-ORDER NANOTECHNOLOGIES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                    JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Third-Order Nanotechnologies, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2006 Annual Report. Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and six months ended June 30, 2007 may not be indicative of operating results expected for the full year.

Loss per Share
--------------
The company follows SFAS 128, "Earnings per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations includes the change in capital structure for all periods presented. Since the Company does not have any outstanding stock equivalents, the amounts reported for basic and dilutive loss per share were the same.

Recently Issued Accounting Pronouncements
-----------------------------------------
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 31, 20006 and will become effective for us beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow during the development stage. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               THIRD-ORDER NANOTECHNOLOGIES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                    JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 2 - GOING CONCERN (CONTINUED)

The Company is in the development stage at June 30, 2007. Currently, management is raising $600,000 to maintain the Company's operations through March 2008. The Company's development is proceeding on schedule and management hopes to demonstrate a prototype by December 2007. Successful completion of the Company's prototype will lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company's cost structure for the following three years. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.


NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock and Warrants
-------------------------
Through June 30, 2007, the Company issued 2,482,000 shares of common stock for proceeds of $1,241,000.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract.

During February 2007, the Company terminated its CEO. The 48,000 options that were recorded as deferred charges of $42,730 were not vested and were forfeited and the 452,000 vested options expired.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value. During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $288,428, fair value. This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract. The balance at June 30, 2007 was $578,952. During the six months ended June 30, 2007, the Company amortized $303,486 of deferred charges in conjunction with the management contract.

During April 2007, the Company issued 100,000 shares of common stock for legal services valued at $35,000, fair value, to settle
$29,708 of accounts payable and as payment for $5,292 of legal services incurred in April 2007.

During the six months ended June 30, 2007, the Company granted
1,150,000 warrants to consultants valued at $751,871, fair value, with expense being recognized monthly over the terms of the contracts.

During the six months ended June 30, 2007 and 2006, the Company recognized consulting expense of $228,228 and $627,581 for warrants and options issued for consulting services.

               THIRD-ORDER NANOTECHNOLOGIES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                    JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 4 - STOCK BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R).
Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate between 3.8% and 5.1% and expected option life of ten years.

During the six months ended June 30, 2007, the Company's net income was approximately $47,336 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of June 30, 2007, there was approximately $117,269 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through February 2009.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2006:

                                            Stock Options and Warrants
                                    ---------------------------------------------
                                                                 Weighted Average
                                      Number        Exercise         Exercise
                                    of Shares        Price             Price
                                    ---------------------------------------------

Outstanding, December 31, 2006      1,050,000   $0.25 - $2.00    $          0.83
                                    ---------------------------------------------

Forfeited                             (48,000)  $        1.00    $          1.00
Expired                              (452,000)  $        1.00    $          1.00
Issued                              1,650,000   $        0.25    $          0.25
                                    ---------------------------------------------

Outstanding, June 30, 2007          2,200,000   $0.25 - $2.00    $          0.36
                                    ---------------------------------------------

Exercisable, June 30, 2007          1,761,000   $0.25 - $2.00    $          0.40
                                    ---------------------------------------------


NOTE 5 - INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

               THIRD-ORDER NANOTECHNOLOGIES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                    JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 6 - SUBSEQUENT EVENTS

Ronald R. Genova Lawsuit
------------------------
During July 2007, Ronald R. Genova filed a lawsuit in Philadelphia County, Court of Common Pleas. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and
Universal Capital Management are each a Defendant.

Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company, Third-Order Nanotechnologies, Inc. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650.38 plus interest for unpaid consulting fees in the amount of $32,515.68, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,134.70. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

The case is in the early stages, and none of the defendants have answered the complaint and no discovery has commenced. The Company intends to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss.

ThinkBig Marketing Group LLC Lawsuit
------------------------------------
During July 2007, ThinkBig Marketing Group, LLC, a former vendor of the Company, filed a lawsuit in the Superior Court of California, Orange County.

The case is in the early stages, and none of the defendants have answered the complaint and no discovery has commenced. The Company intends to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the
likelihood of success.   The outstanding balance owed to the vendor of
$15,203 is reflected in the Company's accounts payable as of 6/30/07.

Item 2.  Management's Plan of Operation.

Plan of Operation

       The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-QSB.

	The following plan of operation provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

Overview

	Third-Order Nanotechnologies, Inc., formerly, PSI-TEC Holdings, Inc., formerly Eastern Idaho Internet Service, Inc. was organized under the laws of the State of Nevada in 1997, where we engaged in the business of marketing Internet services until June 30, 1998 when our operations were discontinued. We were then inactive until we acquired PSI-TEC Corporation as our wholly owned subsidiary on July 14, 2004, at which time our name was changed to PSI-TEC Holdings, Inc. On October 20, 2006, we completed a parent-subsidiary merger with PSI-TEC Corporation whereby we were the surviving corporation of the merger, and our name was changed to Third-Order Nanotechnologies, Inc.

	We are a developmental stage company that has developed and continues to develop high-activity, high-stability electro-optic polymers (plastics) that we believe could have a broad range of applications in the electro-optic device market. We engineer our proprietary electro-optic plastics at the molecular level for superior performance, stability, cost-efficiency and ease of processability.
We expect our electro-optic plastics to broadly replace more expensive, lower-performance materials that are currently used in fiber-optic ground, wireless and satellite communication networks.

	In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable. The actual conversion of electricity to an optical signal may be performed by a molecularly-engineered material known as an electro-optic plastic.

	We are currently developing electro-optic plastics that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius. Stability above 300 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. Recent results, independently confirmed by the University of Arizona, have demonstrated that the molecular performance of some of our Company's molecular designs perform 650% better than competitive electro-optic compounds.

	Our revenue model relies substantially on the assumption that we will be able to successfully develop electro-optic products for applications within the industries described below. When appropriate, we intend to create specific materials for each of these applications and use our proprietary knowledge base to continue to enhance its discoveries.

     *  Satellite Reconnaissance
     *  Navigational Systems
     *  Radar Applications
     *  Telecommunications
     *  Backplane Optical Interconnects
     *  Entertainment
     *  Medical Applications

To be successful, we must, among other things:

     *	Develop and maintain collaborative relationships with
        strategic partners;
     *	Continue to expand our research and development efforts for
        our products;
     *	Develop and continue to improve on our manufacturing
        processes and maintain stringent quality controls;
     *	Produce commercial quantities of our products at
        commercially acceptable prices;
     *	Rapidly respond to technological advancements;
     *	Attract, retain and motivate qualified personnel; and
     *	Obtain and retain effective intellectual property
        protection for our products and technology.

	We believe that Moore's Law (a principle which states the number of transistors on a silicon chip doubles approximately every eighteen months) will create markets for our high-performance electro-optic material products.

Plan of Operation

	Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. We are devoting significant resources to engineer next-generation electro-optic plastics for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

	As we move from a development stage company to a product vendor, we expect that our financial condition and results of operations will undergo substantial change. In particular, we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

	We expect to have a proof of concept of an electro-optic modulator in the first quarter of 2008, and we intend to utilize the services of Dr. Robert Norwood at the University of Arizona Photonics Department to perform these tests, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures at the University of Arizona. Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product marketing and development in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a function prototype to create a credible technology offering.

	On August 8, 2006, we contracted with Triple Play Communications Corporation, a design and market consulting company, to deliver a comprehensive market opportunity assessment report for high speed 40G (commercial) & 100G+ (military/aerospace) modulators and system applications.

	In August, 2006 we entered into a co-location agreement with InPlane Photonics, a New Jersey-based micro-optics company that allowed our scientists to establish a pre-production line in order to test and integrate our organic materials into waveguide devices and system prototypes as a first step toward product commercialization. This agreement was terminated at the end of January 2007 so that we could focus on pursuing a strategic relationship with Photon-X LLC, a Pennsylvania-based firm with extensive experience in polymer waveguide processing. We entered into a non-binding memorandum of understanding with Photon-X, LLC in December 2006 to work towards creating a "fee for services" agreement with Photon-X, LLC to design, develop, produce and market electro-optic components based upon our polymer technology. Such an agreement with Photon-X would afford our Company access to a full suite of fabrication facilities capable of producing commercial quantities of precision micro-optic devices such as high-speed (40GHz) telecom modulators, optical filters, and optical interconnects important to military and civilian global information movement and management markets.

	On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 which exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees
Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our Perkinamine material base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

	We ultimately intend to use our next-generation electro-optic plastics for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

     *  Satellite Reconnaissance
     *  Navigational Systems
     *  Radar Applications
     *  Telecommunications
     *  Backplane Optical Interconnects
     *  Entertainment
     *  Medical Applications

	In an effort to maximize our future revenue stream from our electro-optic polymer products, we are currently evaluating each of or some combination of the following approaches:

     *	Licensing our technology for individual specific
        applications;
     *	Entering into collaborative or joint venture agreements
        with one or a number of partners; or
     *	Selling our products directly to commercial customers.

	Additionally, we must create an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

	We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, and from January 1, 2007 to date, we raised $1,241,000 from the private sale of our common stock.

Recent Developments

	Award

	On September 26, 2006, we were awarded the 2006 Electro-Optic Materials Technology Innovation of the Year Award by Frost & Sullivan. Frost & Sullivan's Technology Innovation of the Year Award is bestowed upon candidates whose original research has resulted in innovations that have, or are expected to bring, significant contributions to multiple industries in terms of adoption, change, and competitive posture. This award recognizes the quality and depth of our Company's research and development program as well as the vision and risk-taking that enabled us to undertake such an endeavor.

	Stock Issuances

	On April 25, 2007, our Company's board of directors authorized our Company to raise up to $1,000,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to a private offering. To date, this private offering has raised an aggregate of $667,000. Pursuant to the terms of this private offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. The warrants are exercisable at any time for a period of two years commencing on the date our Company accepted the purchaser's subscription pursuant to this offering.

	On June 15, 2006, our Company's board of directors authorized our Company to raise up to $1,500,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to a private offering. On December 11, 2006, our Company's board of directors authorized our Company to amend its this private offering to authorize our Company to raise up to $1,000,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to an amended private offering. The amended private offering raised an aggregate of $999,000, $425,000 during 2006 and $574,000 during the first quarter of 2007, and was closed in March 2007.

	Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. The warrants are exercisable at any time for a period of two years commencing on the date our Company accepted the purchaser's subscription pursuant to the amended offering.

	In connection with both of the above-described offerings,, we and our investors entered into a registration rights agreement pursuant to which we agreed that if within 12 months after the closing of the respective offering our Company files a Form SB-2 registration statement (or such other form that it is eligible to use) with the Securities and Exchange Commission to register some or all of our outstanding shares of common stock for resale and distribution, that subject to certain limitations, upon their request, we would include all of the shares of common stock offered and sold to our investors pursuant to the above-described offerings. Our Company is not subject to any cash or other penalty in the event we do not file a Form SB-2 registration statement (or such other form that we are eligible to use) with the Securities and Exchange Commission to register the shares of common stock offered and sold to our investors pursuant to the above-described offerings.

	On February 8, 2007, our Company authorized the issuance of 151,785 shares of our Company's common stock, $0.001 par value, to a stock analyst firm for stock analyst services.

	On February 28, 2007, our Company authorized the issuance of 1,000,000 shares of our Company's common stock, $0.001 par value, to our management firm for management services.

	On April 17, 2007, our Company authorized the issuance of 100,000 shares of our Company's common stock, $0.001 par value, to our legal counsel in exchange for legal services.

Results of Operations
---------------------

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June
30, 2006

	Revenues

	We had no revenues during the six months ended June 30, 2007 or 2006 since we are a development stage company that has yet to commence revenue creating operations.

	Operating Expenses

	Our operating expenses were $1,917,012 and $1,464,161 for the six months ended June 30, 2007 and 2006, respectively, for an increase of $452,851. This increase in operating expenses was due primarily to our hiring additional personnel, significantly increasing our research and development activities and legal, accounting and other costs associated with preparing to become a public company.

	Included in our operating expenses for the six months ended June 30, 2007 was $844,646 for research and development expenses compared to $579,241 for that same period in 2006; and $1,072,366 for general and administrative expenses for the six months ended June 30, 2007 compared to $884,920 for that same period in 2006.

	Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

	We expect to continue to incur substantial research and development expense to develop commercial products that utilize our electro-optic plastics. These expenses could increase as a result of continued development and commercialization of our electro-optic materials technology; subcontracting work to potential development partners; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; and incurring related operating expenses.

	General and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including executive, investor relations, accounting and finance, legal, consulting and other operating expenses, including laboratory space rental costs.

	We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

	Other Income (Expense)

	Other expense was $1,765 for the six months ended June 30, 2007, consisting of $1,584 of interest income on cash deposits and short term investments and $3,349 of interest expense compared to other expense of $1,767 for the six months ended June 30, 2006, consisting of $241 of interest income on cash deposits and short term investments, $126 of dividend income on short term investments and $2,134 of interest expense.

	Net Loss

	Net loss was $1,918,777 and $1,465,298 for the six months ended June 30, 2007 and 2006, respectively, for an increase of $453,479, primarily resulting from research and development and general and administrative expenses incurred as described above.

Critical Accounting Policies
----------------------------

	The Company's accounting policies are more fully described in the Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

	Merger

	On July 14, 2004, the Company acquired PSI-TEC Corporation. Under the terms of the merger agreement, the stockholders of PSI-TEC Corporation received 15,600,000 shares of common stock in exchange for its 2,206,280 shares. Following the merger, the Company changed its name to PSI-TEC Holdings, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by PSI-TEC Holdings, Inc. for the net monetary assets of PSI-TEC Corporation, accompanied by a recapitalization, and is accounted for as a change of capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquirer, PSI-TEC Holdings, Inc., are those of the legal acquiree, PSI-TEC Corporation, which is considered to be the accounting acquirer. On October 20, 2006, PSI-TEC Holdings, Inc. and PSI-TEC Corporation merged and changed its name to Third-Order Nanotechnologies, Inc.

	Stock Based Compensation

	In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

	On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method as permitted under SFAS 123(R). Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to but not yet vested as of December 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

	The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

Liquidity and Capital Resources
-------------------------------

	During the six months ended June 30, 2007, net cash used in operating activities was $659,517 and net cash used in investing activities was $143,016, which was due primarily to the Company applying for patents and the purchase of equipment. Net cash provided by financing activities for the six months ended June 30, 2007 was $1,238,676. At June 30, 2007, our cash and cash equivalents totaled $436,671, our assets totaled $783,202, our liabilities totaled $229,671, and we had stockholders' equity of $553,531.

	During the six months ended June 30, 2006, net cash used in operating activities was $359,686, net cash used by investing activities was $680 and net cash provided by financing activities was $248,068. At June 30, 2006, our cash and cash equivalents totaled $37,729, our assets totaled $839,746, our liabilities totaled $264,974 and we had stockholders' equity of $574,772.

	Sources and Uses of Cash

	Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur in excess of $1 million of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during 2008.

	Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next five
(5) months, however, we will need to obtain additional future financing during the latter part of 2007 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

	We expect that our cash used in operations will increase during 2007 and beyond as a result of the following planned activities:

     * The addition of management, sales, marketing, technical and other staff to our workforce;

     * Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment;
     * Increased spending in marketing as our products are introduced into the marketplace;
     * Developing and maintaining collaborative relationships with strategic partners;
     * Developing and improving our manufacturing processes and quality controls; and
     * Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

     Analysis of Cash Flows

	For the six moths ended June 30, 2007

	Net cash used in operating activities was $659,517 for the six months ended June 30, 2007, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,016,844 in deferred charges, $180,892 in warrants issued for services, $47,336 in options issued for services, $3,947 in prepaid expenses, $5,292 in stock issued for services and $3,499 in accrued expenses.

	Net cash used by investing activities was $143,016 for the six months ended June 30, 2007, consisting of $100,480 for intangibles, as well as the purchase of equipment for $42,536.

	Net cash provided by financing activities was $1,238,676 for the six months ended June 30, 2007 and consisted of $1,241,000 of proceeds from the sale of our common stock, offset by the repayment of $2,324 of notes payable.

	Inflation and Seasonality
        -------------------------

	We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.


Item 3.  Controls and Procedures.

       As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officers and financial officers that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

	There have been no significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period.

                             PART II
                        OTHER INFORMATION

Item 1.  Legal Proceedings

	Ronald R. Genova v. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and Universal Capital Management

	This case was filed in Philadelphia County, Court of Common Pleas, on July 23, 2007. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and Universal Capital Management are each a Defendant.

	Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company, Third-Order Nanotechnologies, Inc. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650.38 plus interest for unpaid consulting fees in the amount of $32,515.68, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,134.70. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

	The case is in the early stages, and none of the defendants have answered the complaint and no discovery has commenced. We intend to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss, although according to the complaint, Genova is seeking in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs, so the assumption can be made that this would be at the high end of that range.

	We are not aware of any other litigation or threatened litigation of a material nature.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	During the period covered by this report, we sold the following unregistered securities:

	Common Stock

	During April 2007, we issued 100,000 shares of our common stock to one accredited investor for professional services. The shares were valued at approximately $0.35 per share for an aggregate amount of approximately $35,000. This person was the only offeree in connection with these transactions. We relied on Section 4(2) and/or Rule 701 of the Securities Act since the transaction did not involve any public offering.

	Also during April 2007, we authorized a $1,000,0000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. To date, this private offering has raised an aggregate of $667,000. We relied on
Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

	Warrants to Purchase Common Stock

	During April 2007, our Company issued the following warrants to purchase shares of our Company's common stock as described below:


                        Shares Underlying
Date Issued             Warrants/ Exercise Price        Exercise/Expiration Schedule
-----------             ------------------------        ----------------------------
April 17, 2007		100,000/$0.25			100,000 shares from 4/17/07 - 4/17/10(1)
			300,000/$0.25			300,000 shares from 4/17/07 - 4/17/10(1)
			150,000/$0.25			150,000 shares from 4/17/07 - 4/17/10(1)
			100,000/$0.25			100,000 shares from 4/17/07 - 4/17/10(1)
			500,000/$0.25			500,000 shares from 4/17/07 - 4/17/10(1)
			500,000/$0.25			500,000 shares from 4/17/07 - 4/17/12(1)

---- (4)                667,000/$.50                    ----(2)(3)

-----------------

1.	The warrants were issued in connection with advisory or
        consulting services provided to our Company and vest at various times pursuant to the specific terms of the advisor's or consultant's warrant agreement. These persons were the only offerees in connection with this transaction. Our Company relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.
2.	The warrants are immediately exercisable for a period of two (2)
        years from the date of purchase.
3.	We relied upon Section 4(2) and Rule 506 of Regulation D of the
        Securities Act since the transaction did not involve any public offering.
4.	Issued at various times in connection with our April 2007 private offering.

	No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.


Item 3. Defaults Upon Senior Securities

	Not Applicable


Item 4. Submission of Matters to a Vote of Security Holders

	Not Applicable


Item 5. Other Information

	Not Applicable

Item 6. Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit

   (10)         Material Contracts.

   10.1         Photon X, LLC Memorandum of Understanding*

   10.2         Triple Play Communications Corporation Agreement*

(31)

   31.1         Certification of the President of Third-Order
                Nanotechnologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2         Certification of the Treasurer of Third-Order
                Nanotechnologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

   32.1         Certification of the President of Third-Order
                Nanotechnologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2         Certification of the Treasurer of Third-Order
                Nanotechnologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Registrant's Form 10-SB filed
  April 13, 2007.



                         SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIRD-ORDER NANOTECHNOLOGIES, INC.

Registrant


By: /s/Frederick J. Goetz, Jr.
   -------------------------------------
   Frederick J. Goetz, Jr., President

Date: August 13, 2007


By: /s/Frederick J. Goetz, Jr.
   -------------------------------------
   Frederick J. Goetz, Jr., President

Date: August 13, 2007


By: /s/ Andrew J. Ashton
   -------------------------------------
   Andrew Ashton, Treasurer

Date: August 13, 2007