Form 10QSB/A
period 2007-06-30
THIRD-ORDER NANOTECHNOLOGIES INC
filed 2007-09-14
CIK 1325964

U.S. Securities and Exchange Commission
                         Washington, DC 20549
                             Form 10-QSB/A
                            (Amendment No. 1)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ______________

                    Commission File number 0-26853

                  Third-Order Nanotechnologies, Inc.
----------------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)

                              Nevada
----------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)

                            82-049-7368
----------------------------------------------------------------------
                  (IRS Employer Identification No.)

2601 Annand Dr., Suite #16, Wilmington, Delaware        19808
----------------------------------------------------------------------
               (Address of principal executive offices)

                          (302) 998-8824
----------------------------------------------------------------------
                     (Issuer's telephone number)

----------------------------------------------------------------------
       (Former name, former address, and former fiscal year,
                     if changed since last report)

       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes [X]                          No [ ]

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

              Yes [ ]                          No [X]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2007, there were approximately 31,622,535 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

              Yes [ ]                          No [X]

                THIRD-ORDER NANOTECHNOLOGIES, INC.

                       Form 10-QSB/A Index
                        (Amendment No. 1)
                          June 30, 2007


                                                                      Page

Part I: Financial Information

  Item 1.       Financial Statements

                Balance Sheets ....................................    1

                Statements of Operations...........................    2

                Statements of Comprehensive Loss...................    3

                Statement of Stockholders' Equity..................    4

                Statements of Cash Flows...........................   5-6

                Notes to Financial Statements......................   7-11

  Item 2.       Management's Plan of Operation.....................    12

  Item 3.       Controls and Procedures............................    21

  Item 3A (T).  Controls and Procedures............................    21

Part II:        Other Information..................................    21

  Item 1.       Legal Proceedings..................................    21

  Item 2.       Unregistered Sales of Equity Securities
                and Use of Proceeds................................    22

  Item 3.       Defaults Upon Senior Securities....................    23

  Item 4.       Submission of Matters to a Vote of
                Security Holders ..................................    23

  Item 5.       Other Information..................................    23

  Item 6.       Exhibits ..........................................    23

Signatures.........................................................    24

                            EXPLANATORY NOTE

    This Form 10-QSB/A for the quarter ended June 30, 2007 replaces in its entirety the Form 10-QSB initially filed with the Securities and Exchange Commission on August 14, 2007. Unless otherwise stated, all information contained in this amendment is as of September 13, 2007, the filing date of this report. Currently-dated certifications from our President and Treasurer have been included as exhibits to this amendment.


                                PART I
                         FINANCIAL INFORMATION

Item 1.  Financial Statements


                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS

                                                         June 30, 2007   December 31, 2006
                                                           (Unaudited)       (Audited)
                                                         -------------   -----------------
                                                                            (Restated)
                    ASSETS

 CURRENT ASSETS
  Cash and cash equivalents                                $   436,671    $       528
  Deferred charges                                              76,146        586,171
  Prepaid expenses                                               5,406          9,353
  Receivables                                                      100            100
                                                           -----------    -----------
                                                               518,323        596,152

 AVAILABLE FOR SALE SECURITIES
  Related party                                                 43,900         59,265
  Other                                                          1,472          2,535
                                                           -----------    -----------
                                                                45,372         61,800

 PROPERTY AND EQUIPMENT - NET                                   76,651         42,335

 OTHER ASSETS
  Deferred charges                                                   -         97,083
  Intangible assets                                            142,856         42,376
                                                           -----------    -----------
 TOTAL ASSETS                                              $   783,202    $   839,746
                                                           ===========    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
  Loan payable - current portion                           $     5,154    $     4,977
  Accounts payable                                             129,575        100,714
  Accounts payable - related party                                   -         65,339
  Accrued expenses                                              87,211         83,712
  Officer loans                                                  1,468          1,468
                                                           -----------    -----------
                                                               223,408        256,210

 CONTINGENCY                                                         -              -

 LOAN PAYABLE - NET OF CURRENT PORTION                           6,263          8,764
                                                           -----------    -----------

 TOTAL LIABILITIES                                             229,671        264,974
                                                           -----------    -----------
 STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value,
     1,000,000 authorized
  No shares issued or outstanding                                    -              -
  Common stock $0.001 par value, 50,000,000
    authorized 31,622,535 and 27,888,750
    issued and outstanding at June 30, 2007
    and December 31, 2006                                       31,623         27,889
  Additional paid-in-capital                                 8,455,612      5,966,430
  Deferred charges                                            (578,952)             -
  Unrealized loss on Available for Sale Securities             (42,428)       (26,000)
  Accumulated deficit                                          (15,827)       (15,827)
  Deficit accumulated during development stage              (7,296,497)    (5,377,720)
                                                           -----------    -----------

 TOTAL STOCKHOLDERS' EQUITY                                    553,531        574,772
                                                           -----------    -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   783,202    $   839,746
                                                           ===========    ===========


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

                                        Cumulative   For the Three  For the Three  For the Six    For the Six
                                          Since      Months Ending  Months Ending  Months Ending  Months Ending
                                        Inception    June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006
                                       -----------   ------------   -------------  -------------  -------------
NET SALES                              $         -    $         -    $         -    $         -    $         -

COST AND EXPENSE
Research and development                 3,102,630        459,318        363,105        845,206        613,040
General and administrative               4,239,574        717,515        462,963      1,071,806        851,121
                                       -----------    -----------    -----------    -----------    -----------
                                         7,342,204      1,176,833        826,068      1,917,012      1,464,161

LOSS FROM OPERATIONS                    (7,342,204)    (1,176,833)      (826,068)    (1,917,012)    (1,464,161)

OTHER INCOME (EXPENSE)
Interest income                              9,061          1,581              7          1,584            241
Dividend income                              1,527              -            126              -            126
Realized gain on investment                 63,187              -              -              -              -
Interest expense                           (28,068)        (1,341)        (1,408)        (3,349)        (2,134)
                                       -----------    -----------    -----------    -----------    -----------

NET LOSS                               $(7,296,497)   $(1,176,593)   $  (827,343)   $(1,918,777)   $(1,465,928)
                                       ===========    ===========    ===========    ===========    ===========
Basic and Diluted Loss per Share                      $     (0.04)   $     (0.03)   $     (0.06)   $     (0.06)
                                                      ===========    ===========    ===========    ===========
Basic and Diluted Weighted Average Number of Shares    31,149,313     26,841,028     29,988,039     26,623,667
                                                      ===========    ===========    ===========    ===========


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

                                       Cumulative    For the Three  For the Three  For the Six    For the Six
                                          Since      Months Ending  Months Ending  Months Ending  Months Ending
                                        Inception    June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006
                                       -----------   ------------   -------------  -------------  -------------
NET LOSS                               $(7,296,497)   $(1,176,593)   $  (827,343)   $(1,918,777)   $(1,465,928)

OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gain/(loss) on Available
  for Sale Securities                      (42,428)       (22,457)         4,624        (16,428)         4,624
                                       -----------    -----------    -----------    -----------    -----------

COMPREHENSIVE LOSS                     $(7,338,925)   $(1,199,050)   $ (822,719)   $ (1,935,205)   $(1,461,304)
                                       ===========    ===========    ==========    ============    ===========


The accompanying notes are an integral part of these financial statements.

                    THIRD-ORDER NANOTECHNOLOGIES, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                          STAGE) TO JUNE 30, 2007
                                (UNAUDITED)

                                                                                                 Deficit
                                                                                                Accumulated
                                                                                                  During    Unrealized
                        Number of   Common     Paid-in   Subscription  Deferred    Accumulated  Development   Loss on
                         Shares     Stock      Capital    Receivable   Charges      Deficit        Stage    Securities    Total
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
ENDING BALANCE AT
  DECEMBER 31, 2003           100   $     1  $        -  $          - $         -  $  (15,827)  $         - $        - $   (15,826)

Retroactive
recapitalization
upon reverse
acquisition               706,973       706        (706)            -           -           -             -          -           -
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 JANUARY 1, 2004          707,073       707        (706)            -           -     (15,827)            -          -     (15,826)

Common Stock issued
  to founders           13,292,927    13,293     (13,293)            -           -           -             -          -           -
Common stock issued
  for future services
  in July 2004 at
  $0.16/share            1,600,000    1,600     254,400             -           -            -            -          -     256,000
Common stock issued
  at merger              2,000,000    2,000      (2,000)            -           -            -            -          -           -
Common stock issued
  for future services
  in August 2004 at
  $0.12/share              637,500      638      74,362             -           -            -            -          -      75,000
Conversion of note
  payable in December
  2004 at $0.16/share      187,500      187      29,813             -           -            -            -          -      30,000
Net loss for the year
 ended December 31, 2004         -        -           -             -           -            -     (722,146)         -    (722,146)
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
  DECEMBER 31, 2004    18,425,000    18,425     342,576             -           -     (15,827)     (722,146)         -    (376,972)

Common stock issued in
 private placement in
 April 2005 at
 $0.25/share            4,000,000     4,000     996,000             -           -            -            -          -   1,000,000
Conversion of notes
 payable in May 2005
 at $0.16/share         3,118,750     3,119     495,881             -           -            -            -          -     499,000
Subscription receivable         -         -           -        (6,500)          -            -            -          -      (6,500)
Common stock issued for
 future services in
 August 2005, valued
 at $2.79/share           210,000       210     585,290             -           -            -            -          -     585,500
Common stock issued
 for future services
 in August 2005,
 valued at $2.92/share    200,000       200     583,800             -           -            -            -          -     584,000
Warrants issued for
 services in May 2005,
 vested during 2005,
 valued at $1.13/share          -         -      37,000             -           -            -            -          -      37,000
Warrants issued for
 services in September
 2005, vested during
 2005, valued at
 $1.45/share                    -         -      24,200             -           -            -            -          -      24,200
Warrants issued for
 services in October
 2005, vested during
 2005, valued at
 $0.53/share                    -         -      15,900             -           -            -            -          -      15,900
Warrants issued for
 future services in
 December 2005, vested
 during 2005, valued
 at $1.45/share                 -         -     435,060             -           -            -            -          -     435,060
Deferred charges for
 common stock issued
 for future services
 in August 2005, valued
 at $2.92/share                 -         -           -             -    (584,000)           -            -          -    (584,000)
Amortization of
 deferred charges                                                         265,455                                          265,455
Exercise of warrants
 in December 2005 at
 $0.25/share              300,000       300      74,700             -           -            -            -          -      75,000
Net loss for the year
 ended December 31, 2005        -         -           -             -           -           -    (1,721,765)         -  (1,721,765)
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 DECEMBER 31, 2005     26,253,750    26,254   3,590,407        (6,500)   (318,545)    (15,827)   (2,443,911)         -     831,878

Common stock issued
 in private placement
 during 2006 at
 $0.50/share              850,000       850     424,150             -           -            -            -          -     425,000
Common stock issued
 for future services
 in February 2006,
 valued at $0.90/share    300,000       300     269,700             -           -            -            -          -     270,000
Common stock issued for
 future services in
 May 2006, valued at
 $1.55/share              400,000       400     619,600             -           -            -            -          -     620,000
Common stock issued for
 future services in
 June 2006, valued at
 $1.45/share               25,000        25      36,225             -           -            -            -          -      36,250
Common stock issued
 for future services
 in November 2006,
 valued at $0.49/share     60,000        60      29,340             -           -            -            -          -      29,400
Warrants issued for
 services in September
 2005, vested during
 2006, valued at
 $1.45/share                    -         -      66,500             -           -            -            -          -      66,500
Warrants issued for
 future services in
 June 2006, vested
 during 2006, valued
 at $1.55/share                 -         -     465,996             -           -            -            -          -     465,996
Options issued for
 services in February
 2006, vested during
 2006, valued at
 $1.01/share                    -         -     428,888             -           -            -            -          -     428,888
Contributed capital
 related to accrued
 interest                       -         -      35,624             -           -            -            -          -      35,624
Subscription receivable         -         -           -         6,500           -            -            -          -       6,500
Amortization of
 deferred charges               -         -           -             -     318,545            -            -          -     318,545
Unrealzed gain (loss)
 on securities                  -         -           -             -           -            -            -    (26,000)    (26,000)
Net loss for the year
 ended December 31, 2006        -         -           -             -           -            -   (2,933,809)         -  (2,933,809)

                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 DECEMBER 31, 2006
 (AUDITED)(Restated)   27,888,750    27,889   5,966,430             -           -      (15,827)  (5,377,720)   (26,000)    574,772

Common stock issued
 in private placement
 during 2007 at
 $0.50/share            2,482,000     2,482   1,238,518             -           -            -            -          -   1,241,000
Common stock issued
 for future services
 in February 2007,
 valued at $0.70/share    151,785       152     106,098             -           -            -            -          -     106,250
Common stock issued for
 future services in
 March 2007, valued
 at $0.58/share         1,000,000     1,000     579,000             -           -            -            -          -     580,000
Common stock issued
 for services and
 settlement for
 accounts payable in
 April 2007, valued
 at $0.04/share           100,000       100      34,900             -           -            -            -          -      35,000
Warrants issued for
 services in September
 2005, vested through
 June 2007, valued at
 $1.45/share                    -         -      18,086             -           -            -            -          -      18,086
Warrants issued for
 services in March
 2007, vested through
 June 2007, valued
 at $0.69/share                 -         -      20,388             -           -            -            -          -      20,388
Warrants issued for
 services in April
 2007, vested through
 June 2007, valued
 at $0.69/share                 -         -      84,175             -           -            -            -          -      84,175
Warrants issued for
 services in April
 2007, vested through
 June 2007, valued
 at $0.63/share                 -         -      47,839             -           -            -            -          -      47,839
Warrants issued for
 services in May
 2007, vested through
 June 2007, valued
 at $0.56/share                 -         -      10,404             -           -            -            -          -      10,404
Options issued for
 services in February
 2006, vested through
 June 2007, valued at
 $1.01/share                    -         -      17,589             -           -            -            -          -      17,589
Options issued for
 services in February
 2006, vested through
 June 2007, valued at
 $1.09/share                    -         -      43,757             -           -            -            -          -      43,757
Warrants issued for
 future services in
 March 2007, vested
 during 2007, valued
 at $0.58/share                 -         -     288,428             -           -            -            -          -     288,428
Deferred charges for
 common stock issued
 for future services
 in March 2007, valued
 at $0.58/share                 -         -           -             -    (868,428)           -            -          -    (868,428)
Amortization of
 deferred charges               -         -           -             -     289,476            -            -          -     289,476
Unrealzed gain (loss)
 on securities                  -         -           -             -           -            -            -    (16,428)    (16,428)
Net loss for the six
 months ending
 June 30, 2007                  -         -           -             -           -            -   (1,918,777)         -  (1,918,777)
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 JUNE 30, 2007
 (UNAUDITED)           31,622,535  $ 31,623  $8,455,612  $          - $  (578,952) $  (15,827)  $(7,296,497)$  (42,428)$   553,531
                       ==========  ========  ==========  ============ ===========  ==========   =========== ========== ===========


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

                                                            Cumulative        For the Six       For the Six
                                                              Since          Months Ending      Months Ending
                                                            Inception        June 30, 2007       June 30, 2006
                                                           -------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                  $  (7,296,497)     $  (1,918,777)    $  (1,465,928)
 Adjustment to reconcile net loss to net cash
   used in operating activities
 Amortization of deferred charges                              3,345,786          1,002,834           400,936
 Warrants issued for services                                    324,492            180,892           507,150
 Stock options issued for services                               823,734             61,346           169,683
 Common stock issued for services                                  5,292              5,292                 -
 Depreciation                                                     36,996              8,220             6,081
 Realized gain on investments                                    (63,187)                 -              (126)
 (Increase) decrease in assets
  Receivables                                                     69,439                  -            75,000
  Prepaid expenses                                                (5,406)             3,947           (11,330)
 Increase (decrease) in liabilities
 Accounts payable                                                217,490             58,569            (7,491)
 Accounts payable - related party                                      -            (65,339)                -
 Accrued expenses                                                 21,697              3,499           (29,037)
                                                           -------------      -------------     -------------

  Net cash used in operating activities                       (2,520,164)          (659,517)         (355,062)
                                                           -------------      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of intangibles                                           (142,856)          (100,480)             (680)
  Proceeds from sale of available for sale securities            175,387                  -                 -
  Purchase of available for sale securities                     (200,000)                 -                 -
  Purchase of equipment                                          (67,361)           (42,536)                -
                                                           -------------      -------------     -------------

  Net cash used in investing activities                         (234,830)          (143,016)             (680)
                                                           -------------      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, private placement                  2,666,000          1,241,000           215,000
  Proceeds (Repayment) of notes payable                          (13,226)            (2,324)           33,068
  Proceeds from subscription receivable                            6,500                  -                 -
  Advances to stockholders                                        (3,435)                 -                 -
  Proceeds from convertible notes                                529,000                  -                 -
  Advances from officers                                           1,468                  -                 -
                                                           -------------      -------------     -------------

  Net cash provided by financing activities                    3,186,307          1,238,676           248,068
                                                           -------------      -------------     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        431,313            436,143          (107,674)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    5,358                528           150,027
                                                           -------------      -------------     -------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $     436,671      $     436,671     $      42,353
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

                                                            Cumulative         For the Six       For the Six
                                                              Since           Months Ending     Months Ending
                                                            Inception         June 30, 2007     June 30, 2006
                                                           -------------      -------------     -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest                                                $      15,459      $       3,349    $        2,134
                                                           =============      =============    ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges       $   3,142,400      $     686,250    $      926,250
  `
Warrants issued in exchange for deferred charges           $   1,189,484      $     288,428    $            -

Common stock issued as settlement for accounts payable     $      29,708      $      29,708    $            -

Increase/(Decrease) in fair value of investment securities $     (42,428)     $     (16,428)   $            -

Accrued interest contributed as capital                    $      35,624      $           -    $            -

Common stock issued in the conversion of notes payable     $     529,000      $           -    $            -

Acquisition of automobile through loan payable             $      24,643      $           -    $            -

Common stock issued upon exercise of a warrant
    in exchange for receivable                             $      75,000     $            -    $            -


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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its financial position or results of operations.

             THIRD-ORDER NANOTECHNOLOGIES, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for the Company beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS
No. 159 on its financial statements and footnote disclosures.


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

NOTE 3 - INTANGIBLE ASSETS

This represents legal fees associated with the registration of patents. The Company has not recorded any amortization expenses since the patents have yet to be declared effective. Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

             THIRD-ORDER NANOTECHNOLOGIES, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2007 AND 2006
                         (UNAUDITED)

NOTE 4 - STOCKHOLDERS' EQUITY

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

During the six months ended June 30, 2007 and 2006, the Company recognized consulting expense of $242,238 and $644,000 for warrants and options issued for consulting services.

NOTE 5 - STOCK BASED COMPENSATION

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

During the six months ended June 30, 2007, the Company's net income was approximately $61,346 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of June 30, 2007, there was approximately $117,269 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through February 2009.

             THIRD-ORDER NANOTECHNOLOGIES, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 5 - STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2006:

                                         Stock Options and Warrants
                                -------------------------------------------
                                                           Weighted Average
                                  Number         Exercise       Exercise
                                of Shares          Price        Price
                                -------------------------------------------
Outstanding, December 31, 2006   1,050,000     $0.25 - $2.00   $     0.83
                                -------------------------------------------
Forfeited                          (56,000)    $        1.00   $     1.00
Expired                           (444,000)    $        1.00   $     1.00
Issued                           1,650,000     $        0.25   $     0.25
                                -------------------------------------------

Outstanding, June 30, 2007       2,200,000     $0.25 - $2.00   $     0.36
                                -------------------------------------------

Exercisable, June 30, 2007       1,761,000     $0.25 - $2.00   $     0.40
                                -------------------------------------------

NOTE 6 - INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 7 - SUBSEQUENT EVENTS

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

             THIRD-ORDER NANOTECHNOLOGIES, INC.
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2007 AND 2006
                         (UNAUDITED)


NOTE 7 - SUBSEQUENT EVENTS (CONTINUED)

Ronald R. Genova Lawsuit (Continued)
------------------------
The case is in the early stages, and none of the defendants have answered the complaint and no discovery has commenced. The Company intends to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss.

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

Item 2.  Management's Plan of Operation.

Plan of Operation
-----------------

       The following discussion "Management's Plan of Operation" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Amended Quarterly Report on Form 10-QSB.

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

Overview
--------

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

Plan of Operation
-----------------

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

Recent Developments
-------------------

Award
-----

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

Stock Issuances
---------------

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

        In connection with both of the above-described offerings, we and our investors entered into a registration rights agreement pursuant to which we agreed that if within 12 months after the closing of the respective offering our Company files a Form SB-2 registration statement (or such other form that it is eligible to use) with the Securities and Exchange Commission to register some or all of our outstanding shares of common stock for resale and distribution, that subject to certain limitations, upon their request, we would include all of the shares of common stock offered and sold to our investors pursuant to the above-described offerings. Our Company is not subject to any cash or other penalty in the event we do not file a Form SB-2 registration statement (or such other form that we are eligible to use) with the Securities and Exchange Commission to register the shares of common stock offered and sold to our investors pursuant to the above-described offerings.

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

Revenues
--------

	We had no revenues during the six months ended June 30, 2007 or 2006 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses
------------------

	Our operating expenses were $1,917,012 and $1,464,161 for the six months ended June 30, 2007 and 2006, respectively, for an increase of $452,851. This increase in operating expenses was due primarily to our hiring additional personnel, significantly increasing our research and development activities and legal, accounting and other costs associated with preparing to become a public company.

	Included in our operating expenses for the six months ended June 30, 2007 was $845,206 for research and development expenses compared to $613,040 for that same period in 2006; and $1,071,806 for general and administrative expenses for the six months ended June 30, 2007 compared to $851,121 for that same period in 2006.

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

Other Income (Expense)
----------------------

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

Net Loss
--------

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

Merger
------

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

Stock Based Compensation
------------------------

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

	During the six months ended June 30, 2006, net cash used in operating activities was $355,062, net cash used by investing activities was $680 and net cash provided by financing activities was $248,068. At June 30, 2006, our cash and cash equivalents totaled $42,353, our assets totaled $1,630,975, our liabilities totaled $123,772 and we had stockholders' equity of $1,507,203.

Sources and Uses of Cash
------------------------

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

	Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next three
(3) months, however, we will need to obtain additional future financing during the latter part of 2007 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows
----------------------

For the six moths ended June 30, 2007
-------------------------------------

	Net cash used in operating activities was $659,517 for the six months ended June 30, 2007, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,002,834 in deferred charges, $180,892 in warrants issued for services, $61,346 in options issued for services, $3,947 in prepaid expenses, $5,292 in stock issued for services and $3,499 in accrued expenses.

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


Item 3A (T).  Controls and Procedures.

	Not applicable.


                               PART II
                          OTHER INFORMATION

Item 1.  Legal Proceedings

	Ronald R. Genova v. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and Universal Capital Management
-----------------------------------------------------------------------

	This case was filed in Philadelphia County, Court of Common Pleas, on July 23, 2007. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and Universal Capital Management are each a Defendant. The case is in the early stages.

	Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company, Third-Order Nanotechnologies, Inc. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650.38 plus interest for unpaid consulting fees in the amount of $32,515.68, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,134.70. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs. Our Position is that Genova has been fully paid all amounts due to him, that Genova's options expired and that he is not entitled to exercise such options at any time now or in the future.

	On September 4, 2007 our Company has answered the complaint seeking dismissal of all allegations contained in the complaint and denying that Genova is entitled to any of the relief he is seeking. Additionally, our Company counter-claimed Genova seeking an undetermined amount of damages from Genova for fraud, breach of contract, breach of duty of loyalty, and breach of duty of disclosure. No discovery has commenced in this proceeding to date. We intend to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss, although according to the complaint, Genova is seeking in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs, so the assumption can be made that this would be at the high end of that range.

	We are not aware of any other litigation or threatened litigation of a material nature.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	During the period covered by this report, we sold the following unregistered securities:

Common Stock
------------

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

Warrants to Purchase Common Stock
---------------------------------

	During April 2007, our Company issued the following warrants to purchase shares of our Company's common stock as described below:

		 	Shares Underlying
Date Issued             Warrants/ Exercise Price        Exercise/Expiration Schedule
-----------             ------------------------        ----------------------------

April 17, 2007		100,000/$0.25			100,000 shares from 4/17/07 - 4/17/10(1)
			300,000/$0.25			300,000 shares from 4/17/07 - 4/17/10(1)
			150,000/$0.25			150,000 shares from 4/17/07 - 4/17/10(1)
			100,000/$0.25			100,000 shares from 4/17/07 - 4/17/10(1)
			500,000/$0.25			500,000 shares from 4/17/07 - 4/17/10(1)
			500,000/$0.25			500,000 shares from 4/17/07 - 4/17/12(1)
--- (4)                 667,000/$.50                    ----(2)(3)

-------------------

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


Item 3.  Defaults Upon Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
-----------     ----------------------

(10)            Material Contracts.

	10.1	Photon X, LLC Memorandum of Understanding*

	10.2	Triple Play Communications Corporation Agreement*
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

THIRD-ORDER NANOTECHNOLOGIES, INC.

Registrant


By: /s/Frederick J. Goetz, Jr.
   ---------------------------------------
        Frederick J. Goetz, Jr., President

Date: September 13, 2007


By: /s/Frederick J. Goetz, Jr.
   ---------------------------------------
        Frederick J. Goetz, Jr., President

Date: September 13, 2007


By: /s/ Andrew J. Ashton
   ---------------------------------------
        Andrew Ashton, Treasurer

Date: September 13, 2007