Form 10QSB
period 2007-09-30
THIRD-ORDER NANOTECHNOLOGIES INC
filed 2007-11-14
CIK 1325964

U.S. Securities and Exchange Commission
                      Washington, DC 20549
                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2007

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

               Yes [ ]                         No [X]

                APPLICABLE ONLY TO CORPORATE ISSUERS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2007, there were approximately 33,940,075 shares of common stock, $0.001 par value, issued and outstanding.

	Transitional Small Business Disclosure Format (check one):

               Yes [ ]                         No [X]

                   THIRD-ORDER NANOTECHNOLOGIES, INC.

                            Form 10-QSB Index
                           September 30, 2007

                                                                    Page
                                                                    ----

Part I: Financial Information...................................      1

        Item 1. Financial Statements

            Balance Sheets .....................................      1

            Statements of Operations ...........................      2

            Statements of Comprehensive
              Loss..............................................      3

            Statement of Stockholders' Equity ..................      4

            Statements of Cash Flow.............................     5-6


            Notes to Financial Statements ......................     7-11

Item 2.     Management's Plan of Operation .....................      12

Item 3.     Controls and Procedures.............................      23

Item 3A(T). Controls and Procedures.............................      24

Part II:    Other Information ..................................      24

Item 1.     Legal Proceedings...................................      24

Item 2.     Unregistered Sales of Equity Securities and Use of
              Proceeds..........................................      25

Item 3.     Defaults Upon Senior Securities.....................      25

Item 4.     Submission of Matters to a Vote of Security
              Holders...........................................      25

Item 5.     Other Information...................................      25

Item 6.     Exhibits............................................      26

Signatures......................................................      27

                    PART I  FINANCIAL INFORMATION

Item 1  Financial Statements

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                            BALANCE SHEETS

                                      September 30, 2007    December 31, 2006
                                         (Unaudited)            (Audited)
                                      ------------------    -----------------
                ASSETS
CURRENT ASSETS
 Cash and cash equivalents            $           71,629    $             528
 Deferred charges                                 49,741              586,171
 Prepaid expenses                                  4,569                9,353
 Note receivable                                 100,100                  100
 Interest receivable                               1,285                    -
                                      ------------------    -----------------
                                                 227,324              596,152

AVAILABLE FOR SALE SECURITIES
 Related party                                    37,315               59,265
 Other                                               724                2,535
                                      ------------------    -----------------
                                                  38,039               61,800

PROPERTY AND EQUIPMENT - NET                      72,410               42,335

OTHER ASSETS
 Deferred charges                                      -               97,083
 Intangible assets                               151,023               42,376
                                      ------------------    -----------------

 TOTAL ASSETS                         $          488,796    $         839,746
                                      ==================    =================


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Loan payable - current portion       $            5,245    $           4,977
 Accounts payable                                118,865              100,714
 Accounts payable - related party                      -               65,339
 Accrued expenses                                 78,599               83,712
 Convertible notes payable                             -                    -
 Officer loans                                     1,468                1,468
                                      ------------------    -----------------
                                                 204,177              256,210

CONTINGENCY                                            -                    -

LOAN PAYABLE - NET OF CURRENT PORTION              4,801                8,764
                                      ------------------    -----------------

TOTAL LIABILITIES                                208,978              264,974
                                      ------------------    -----------------

       STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value,
  1,000,000 authorized
  No shares issued or outstanding                      -                    -
Common stock $0.001 par value,
  50,000,000 authorized
  31,622,535 and 27,888,750 issued
  and outstanding at September 30,
  2007 and December 31, 2006                      31,623               27,889
Additional paid-in-capital                     8,657,008            5,966,430
Deferred charges                                (361,845)                   -
Unrealized loss on Available for
  Sale Securities                                (49,761)             (26,000)
Accumulated deficit                              (15,827)             (15,827)
Deficit accumulated during
  development stage                           (7,981,380)          (5,377,720)
                                      ------------------    -----------------

TOTAL STOCKHOLDERS' EQUITY                       279,818              574,772
                                      ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                              $          488,796     $        839,746
                                      ==================    =================


The accompanying notes are an integral part of these financial statements.

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
      STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING
              SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD
   JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2007
                              (UNAUDITED)


                                Cumulative     For the Three        For the Three        For the Nine         For the Nine
                                  Since        Months Ending        Months Ending        Months Ending        Months Ending
                                Inception    September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                              -------------  ------------------   ------------------   ------------------   ------------------
NET SALES                     $           -  $                -   $                -   $                -   $                -

COST AND EXPENSE
  Research and development        3,140,212              42,083              319,708              882,788              932,747
  General and administrative      4,888,594             644,520              415,107            1,720,826            1,266,229
                              -------------  ------------------   ------------------   ------------------   ------------------
                                  8,028,806             686,603              734,815            2,603,614            2,198,976

LOSS FROM OPERATIONS             (8,028,806)           (686,603)            (734,815)          (2,603,614)          (2,198,976)

OTHER INCOME (EXPENSE)
  Interest income                    12,050               2,990                    1                4,573                  242
  Dividend income                     1,527                   -                1,401                    -                1,527
  Realized gain on investment        63,187                   -               63,187                    -               63,187
  Interest expense                  (29,338)             (1,271)              (1,531)              (4,619)              (3,664)
                              -------------  ------------------   ------------------   ------------------   ------------------

NET LOSS                      $  (7,981,380) $         (684,884)  $         (671,757)  $       (2,603,660)  $       (2,137,684)
                              =============  ==================   ==================   ==================   ==================

Basic and Diluted Loss
  per Share                                  $            (0.02)  $            (0.02)  $            (0.09)  $            (0.08)
                                             ==================   ==================   ==================   ==================

Basic and Diluted Weighted
  Average Number of Shares                           31,622,535           27,651,141           30,538,858           26,969,922
                                             ==================   ==================   ==================   ==================



The accompanying notes are an integral part of these financial statements.

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                   STATEMENTS OF COMPREHENSIVE LOSS
 FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006 AND FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2007
                             (UNAUDITED)


                                Cumulative     For the Three        For the Three        For the Nine         For the Nine
                                  Since        Months Ending        Months Ending        Months Ending        Months Ending
                                Inception    September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
                              -------------  ------------------   ------------------   ------------------   ------------------
NET LOSS                      $  (7,891,380)  $        (684,884)  $         (671,757)  $       (2,603,660)  $       (2,137,684)

OTHER COMPREHENSIVE
INCOME/(LOSS)
  Unrealized gain/(loss) on
  Available for Sale
  Securities                        (49,761)             (7,333)             (26,915)             (23,761)             (22,291)
                              -------------  ------------------   ------------------   ------------------   ------------------

COMPREHENSIVE LOSS            $  (8,031,141) $         (692,217)  $         (698,672)  $       (2,627,421)  $       (2,159,975)
                              =============  ==================   ==================   ==================   ==================


The accompanying notes are an integral part of these financial statements.

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOMENT STAGE)
                         TO SEPTEMBER 30, 2007
                              (UNAUDITED)

                                                                                                 Deficit
                                                                                                Accumulated
                                                                                                  During    Unrealized
                        Number of   Common     Paid-in   Subscription  Deferred    Accumulated  Development   Loss on
                         Shares     Stock      Capital    Receivable   Charges      Deficit        Stage    Securities    Total
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
ENDING BALANCE AT
  DECEMBER 31, 2003           100   $     1  $        -  $          - $         -  $  (15,827)  $        -  $       - $   (15,826)

Retroactive
recapitalization
upon reverse
acquisition               706,973       706        (706)            -           -           -            -          -           -
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 JANUARY 1, 2004          707,073       707        (706)            -           -     (15,827)           -          -     (15,826)

Common Stock issued
  to founders           13,292,927    13,293     (13,293)            -           -          -            -          -           -
Common stock issued
  for future services
  in July 2004 at
  $0.16/share            1,600,000    1,600     254,400             -           -           -            -          -     256,000
Common stock issued
  at merger              2,000,000    2,000      (2,000)            -           -           -            -          -           -
Common stock issued
  for future services
  in August 2004 at
  $0.12/share              637,500      638      74,362             -           -           -            -          -      75,000
Conversion of note
  payable in December
  2004 at $0.16/share      187,500      187      29,813             -           -           -            -          -      30,000
Net loss for the year
 ended December 31, 2004         -        -           -             -           -           -     (722,146)         -    (722,146)
                       ----------  --------  ----------  ------------ -----------  ----------  ----------- ---------- -----------
BALANCE AT
  DECEMBER 31, 2004    18,425,000    18,425     342,576             -           -    (15,827)     (722,146)         -    (376,972)

Common stock issued in
 private placement in
 April 2005 at
 $0.25/share            4,000,000     4,000     996,000             -           -          -             -          -   1,000,000
Conversion of notes
 payable in May 2005
 at $0.16/share         3,118,750     3,119     495,881             -           -          -             -          -     499,000
Subscription receivable         -         -           -        (6,500)          -          -             -          -      (6,500)
Common stock issued for
 future services in
 August 2005, valued
 at $2.79/share           210,000       210     585,290             -           -          -             -          -     585,500
Common stock issued
 for future services
 in August 2005,
 valued at $2.92/share    200,000       200     583,800             -           -          -             -          -     584,000
Warrants issued for
 services in May 2005,
 vested during 2005,
 valued at $1.13/share          -         -      37,000             -           -          -             -          -      37,000
Warrants issued for
 services in September
 2005, vested during
 2005, valued at
 $1.45/share                    -         -      24,200             -           -          -             -          -      24,200
Warrants issued for
 services in October
 2005, vested during
 2005, valued at
 $0.53/share                    -         -      15,900             -           -          -             -          -      15,900
Warrants issued for
 future services in
 December 2005, vested
 during 2005, valued
 at $1.45/share                 -         -     435,060             -           -          -             -          -     435,060
Deferred charges for
 common stock issued
 for future services
 in August 2005, valued
 at $2.92/share                 -         -           -             -    (584,000)         -             -          -    (584,000)
Amortization of
 deferred charges               -         -           -             -     265,455          -             -          -      265,455
Exercise of warrants
 in December 2005 at
 $0.25/share              300,000       300      74,700             -           -          -             -          -      75,000
Net loss for the year
 ended December 31, 2005        -         -           -             -           -          -    (1,721,765)         -  (1,721,765)
                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 DECEMBER 31, 2005     26,253,750    26,254   3,590,407        (6,500)   (318,545)    (15,827)  (2,443,911)         -     831,878

Common stock issued
 in private placement
 during 2006 at
 $0.50/share              850,000       850     424,150             -           -           -            -          -     425,000
Common stock issued
 for future services
 in February 2006,
 valued at $0.90/share    300,000       300     269,700             -           -           -            -          -     270,000
Common stock issued for
 future services in
 May 2006, valued at
 $1.55/share              400,000       400     619,600             -           -           -            -          -     620,000
Common stock issued for
 future services in
 June 2006, valued at
 $1.45/share               25,000        25      36,225             -           -           -            -          -      36,250
Common stock issued
 for future services
 in November 2006,
 valued at $0.49/share     60,000        60      29,340             -           -           -            -          -      29,400
Warrants issued for
 services in September
 2005, vested during
 2006, valued at
 $1.45/share                    -         -      66,500             -           -           -            -          -      66,500
Warrants issued for
 future services in
 June 2006, vested
 during 2006, valued
 at $1.55/share                 -         -     465,996             -           -           -            -          -     465,996
Options issued for
 services in February
 2006, vested during
 2006, valued at
 $1.01/share                    -         -     428,888             -           -           -            -          -     428,888
Contributed capital
 related to accrued
 interest                       -         -      35,624             -           -           -            -          -      35,624
Subscription receivable         -         -           -         6,500           -           -            -          -       6,500
Amortization of
 deferred charges               -         -           -             -     318,545           -            -          -     318,545
Net loss for the year
 ended December 31, 2006        -         -           -             -           -           -   (2,933,809)         -  (2,933,809)
Unrealzed gain (loss)
 on securities                  -         -           -             -           -           -            -    (26,000)    (26,000)

                       ----------  --------  ----------  ------------ -----------  -----------  ----------- ---------- -----------
BALANCE AT
 DECEMBER 31, 2006
 (AUDITED)(Restated)   27,888,750    27,889   5,966,430             -           -     (15,827)  (5,377,720)   (26,000)    574,772

Common stock issued
 in private placement
 during 2007 at
 $0.50/share            2,482,000     2,482   1,238,518             -           -           -            -          -   1,241,000
Common stock issued
 for future services
 in February 2007,
 valued at $0.70/share    151,785       152     106,098             -           -           -            -          -     106,250
Common stock issued for
 future services in
 March 2007, valued
 at $0.58/share         1,000,000     1,000     579,000             -           -           -            -          -     580,000
Common stock issued
 for services and
 settlement for
 accounts payable in
 April 2007, valued
 at $0.35/share           100,000       100      34,900             -           -           -            -          -      35,000
Warrants issued for
 services in
 September 2005,
 vested through
 September 2007,
 valued at 1.45/share           -         -      27,228             -           -           -            -          -      27,228
Warrants issued for
 services in March
 2007, vested
 through September
 2007, valued at
 0.63/share                     -         -      36,284             -           -           -            -          -      36,284
Warrants issued for
 services in April
 2007, vested
 through September
 2007, valued at
 0.69/share                     -         -     188,825             -           -           -            -          -     188,825
Warrants issued for
 services in April
 2007, vested
 through September
 2007, valued at
 0.63/share                     -         -      98,276             -           -           -            -          -      98,276
Warrants issued for
 services in May
 2007, vested
 through September
 2007, valued at
 0.56/share                     -         -      31,675             -           -           -            -          -      31,675
Options issued for
 services in
 February 2006,
 vested through
 September 2007,
 valued at
 1.01/share                     -         -      17,589             -           -           -            -          -      17,589
Options issued for
 services in
 February 2006,
 vested through
 September 2007,
 valued at 1.09/share           -         -      43,757             -           -           -            -          -      43,757
Warrants issued for
 future services in
 April 2007, vested
 during 2007, valued
 at 0.58/share                  -         -      288,428            -           -           -            -          -     288,428
Deferred charges for
 common stock issued
 for future services
 in March 2007,
 valued at 0.58/share           -         -            -            -    (868,428)          -            -          -    (868,428)
Amortization of
 deferred charges               -         -            -            -     506,583           -            -          -     506,583
Unrealzed gain (loss)
 on securities                  -         -            -            -           -           -            -     (23,761)   (23,761)
Net loss for the
 nine months ending
 September 30, 2007             -         -            -            -           -           -    (2,603,660)        -  (2,603,660)
                       ----------  --------   ----------  ------------ -----------  ----------- ------------ ---------- ----------
BALANCE AT
 SEPTEMBER 30, 2007
 (UNAUDITED)           31,622,535  $ 31,623   $8,657,008  $         -  $ (361,845)  $ (15,827)  $(7,981,380) $ (49,761) $ 279,818
                       ==========  ========   ==========  ============ ===========  ==========  ============ ========== ==========


The accompanying notes are an integral part of these financial statements.

                       THIRD-ORDER NANOTECHNOLOGIES, INC.
                         (A Development Stage Company)
               STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING
                   SEPTEMBER 30, 2007 AND 2006 AND FOR THE
             PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                          TO SEPTEMBER 30, 2007
                               (UNAUDITED)


                                          Cumulative     For the Nine         For the Nine
                                            Since        Months Ending        Months Ending
                                          Inception    September 30, 2007   September 30, 2006
                                        -------------  ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $  (7,981,380)  $      (2,603,660)  $       (2,137,684)
Adjustment to reconcile net loss to
 net cash used in operating activities
   Amortization of deferred charges         3,926,588           1,246,346            1,099,285
  Warrants issued for services                525,888             382,288              732,981
  Stock options issued for services           486,444              61,346               22,673
  Common stock issued for services              5,292               5,292                    -
  Depreciation                                 41,237              12,461                9,121
  Realized gain on investments                (63,187)                  -              (63,187)
  (Increase) decrease in assets
    Receivables                               (31,846)           (101,285)              75,000
    Prepaid expenses                           (4,569)              4,784              (14,600)
  Increase (decrease) in liabilities
    Accounts payable                          206,780              47,859              155,988
    Accounts payable - related party                -             (65,339)                   -
    Accrued expenses                           13,085              (5,113)             (33,906)
                                        -------------  ------------------   ------------------

Net cash used in operating activities      (2,875,668)         (1,015,021)            (154,329)
                                        -------------  ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles                          (151,023)           (108,647)              (2,630)
  Proceeds from sale of available for
    sale securities                           175,387                   -              175,387
  Purchase of available for sale
    securities                               (200,000)                  -                    -
  Purchase of equipment                       (67,361)            (42,536)                   -
                                        -------------  ------------------   ------------------

Net cash (used in) provided by
  investing activities                       (242,997)           (151,183)             172,757
                                        -------------  ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, private
    placement                               2,666,000           1,241,000                  830
  Proceeds (Repayment) of notes payable       (14,597)             (3,695)              33,397
  Proceeds from subscription receivable         6,500                   -                    -
  Advances to stockholders                     (3,435)                  -                    -
  Proceeds from convertible notes             529,000                   -                    -
  Advances from officers                        1,468                   -                    -
                                        -------------  ------------------   ------------------
Net cash provided by financing
  activities                                3,184,936           1,237,305               34,227
                                        -------------  ------------------   ------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                  66,271              71,101               52,655

CASH AND CASH EQUIVALENTS
  - BEGINNING OF PERIOD                         5,358                 528              150,027
                                        -------------  ------------------   ------------------
CASH AND CASH EQUIVALENTS
  - END OF PERIOD                       $      71,629  $           71,629   $          202,682
                                        =============  ==================   ==================




The accompanying notes are an integral part of these financial statements.

                     THIRD-ORDER NANOTECHNOLOGIES, INC.
                        (A Development Stage Company)
               STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING
                   SEPTEMBER 30, 2007 AND 2006 AND FOR THE
             PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                          TO SEPTEMBER 30, 2007
                               (UNAUDITED)


                                     Cumulative     For the Nine         For the Nine
                                       Since        Months Ending        Months Ending
                                     Inception    September 30, 2007   September 30, 2006
                                   -------------  ------------------   ------------------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest                        $      13,381  $            1,271   $            3,664
                                   =============  ==================   ==================

SUPPLEMENTAL DISCLOSURE OF
  NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Common stock issued in exchange
  for deferred charges             $   3,142,400  $          686,250   $          926,250

Warrants issued in exchange for
  deferred charges                 $   1,189,484  $          288,428   $                -

Common stock issued as
  settlement for accounts
  payable                          $      29,708  $           29,708   $                -

Increase/(Decrease) in fair
  value of investment securities   $     (49,761) $          (23,761)  $          (22,291)

Accrued interest contributed as
  capital                          $      35,624   $               -   $                -

Common stock issued in the
  conversion of notes payable      $     529,000   $               -   $                -

Acquisition of automobile
  through loan payable             $      24,643   $               -   $                -

Common stock issued upon
  exercise of a warrant
  in exchange for receivable       $      75,000   $               -   $                -
















The accompanying notes are an integral part of these financial statements.

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                               (UNAUDITED)


NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Third-Order Nanotechnologies, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2006 Annual Report. Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The Notes to Financial Statements included in the 2006 Annual Report should be read in conjunction with the accompanying interim financial statements. The interim operating results for the three and nine months ended September 30, 2007 may not be indicative of operating results expected for the full year.

Loss per Share

The company follows SFAS 128, "Earnings per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations includes the change in capital structure for all periods presented. Because the Company reported a net loss for each of the three and nine months ended September 30, 2007 and 2006, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for fiscal years beginning after December 31, 2006 and became effective for the Company beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation are reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                               (UNAUDITED)


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

The Company is in the development stage at September 30, 2007. Currently, management is raising $1,500,000 to maintain the Company's operations through March 2008. The Company's development is proceeding on schedule and management hopes to demonstrate a prototype by December 2007. Successful completion of the Company's prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company's cost structure for the following three years. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

NOTE 3 - NOTE RECEIVABLE

Note Receivable consists of the following:

                                                       September 30,
                                                    2007           2006
                                                ------------   -----------
Note Receivable -
  Theater Xtreme Entertainment Group, Inc.,
  related party, bears interest at 14% per      $    100,000   $         -
  year, matures one year from the date of
  issue (August 15, 2008) and may be
  prepaid at any time without penalty.
  Pursuant to the term of the Note, the
  Company received warrants to purchase
  50,000 shares of common stock at an
  exercise price of $1.00 per share.
  In accordance with the Black-Sholes
  option pricing formula, the warrants
  have no value

Note Receivable - Other                                  100           100
                                                ------------   -----------

Total                                           $    100,100   $       100
                                                ============   ===========

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                               (UNAUDITED)


NOTE 4 - INTANGIBLE ASSETS

This represents legal fees associated with the registration of patents. The Company has not recorded any amortization expenses since the patents have yet to be declared effective. Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.


NOTE 5- STOCKHOLDERS' EQUITY

Common Stock and Warrants

During the nine months ended September 30, 2007, the Company issued 2,482,000 shares of common stock for proceeds of $1,241,000.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract.

During February 2007, the Company terminated its CEO. The 56,000 options that were recorded as deferred charges of $42,730 were not vested and were forfeited and the 444,000 vested options expired.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value. During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $288,428, fair value. This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract. The balance at September 30, 2007 was $361,845. During the nine months ended September 30, 2007, the Company amortized $506,583 of deferred charges in conjunction with the management contract.

During April 2007, the Company issued 100,000 shares of common stock for legal services valued at $35,000, fair value, to settle $29,708 of accounts payable and as payment for $5,292 of legal services incurred in April 2007.

During the nine months ended September 30, 2007, the Company granted 1,150,000 warrants to consultants valued at $751,871, fair value, with expense being recognized monthly over the terms of the contracts.

During the nine months ended September 30, 2007 and 2006, the Company recognized consulting expense of $443,634 and $755,654 for warrants and options issued for consulting services.


NOTE 6 - STOCK BASED COMPENSATION

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

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                               (UNAUDITED)


NOTE 6 - STOCK BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate between 3.8% and 5.1% and expected option life of ten years.

During the nine months ended September 30, 2007, the Company's net income was approximately $61,346 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of September 30, 2007, there was no unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2006:

                                         Stock Options and Warrants
                                --------------------------------------------
                                                            Weighted Average
                                  Number         Exercise       Exercise
                                of Shares          Price        Price
                                --------------------------------------------
Outstanding, December 31, 2006     1,050,000  $0.25 - $2.00 $           0.83

Forfeited                           (125,109) $        1.00 $           1.00
Expired                             (574,891) $        1.00 $           1.00
Issued                             1,650,000  $        0.25 $           0.25
                                --------------------------------------------

Outstanding, September 30, 2007    2,000,000  $0.25 - $2.00 $           0.29
                                --------------------------------------------

Exercisable, September 30, 2007    1,670,000  $0.25 - $2.00 $           0.28
                                --------------------------------------------

NOTE 7 - INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2007 and 2006 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.


NOTE 8 - SUBSEQUENT EVENTS

Common Stock

On October 1, 2007, the Company cancelled its 2005 Stock Option Plan and adopted a new Company 2007 Employee Stock Option Plan that has a reserve of up to 3,500,000 shares of the Company's common stock for issuance pursuant to this plan.

On October 1, 2007, the Company issued 150,000 shares of its common stock in exchange for consulting services, valued at $102,000, fair value.

                   THIRD-ORDER NANOTECHNOLOGIES, INC.
                     (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2007 AND 2006
                               (UNAUDITED)


NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

Common Stock (Continued)

On October 3, 2007, the board of directors authorized the Company to raise up to $1,500,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to a private offering. To date, this private offering has raised an aggregate of $1,060,524. Pursuant to the terms of this private offering, up to 25 units were offered at the offering price of $60,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $1.00 per share. The warrants are exercisable at any time for a period of two years commencing on the date our Company accepted the purchaser's subscription pursuant to this offering.

Warrants

On October 1, 2007, the Company issued 100,000 warrants to purchase the Company's common stock, at a purchase price of $0.25, in exchange for accounting services. The warrants are exercisable through October 2012.

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova filed a lawsuit in Philadelphia County, Court of Common Pleas. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and
Universal Capital Management are each a Defendant.

Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company, Third-Order Nanotechnologies, Inc. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650 plus interest for unpaid consulting fees in the amount of $32,516, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,135. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs.

The case is in the early stages. The Company intends to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss.

ThinkBig Marketing Group LLC Lawsuit

During July 2007, ThinkBig Marketing Group, LLC, a former vendor of the Company, filed a lawsuit in the Superior Court of California, Orange County.

The case was settled on October 3, 2007 per a Mutual Release and Settlement Agreement signed by both parties. The Company paid a total of $10,335 as a settlement payment, which was provided for at September 30, 2007.

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

	We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, and from January 1, 2007 to date, we raised $2,301,524 from the private sale of our common stock.

Recent Developments

	Technical Breakthrough

	On May 15, 2007 we achieved a major technical breakthrough in the form of a chemical spacer system that allows our chromophore to be embedded in polymer materials for subsequent fabrication into electro-optical components. Our spacer is a collection of nano-structured organic chemicals that creates a "nano-bubble" around the chromophore. The nano-bubbles form orderly structures when introduced into a host polymer. The company believes that this chemical system is necessary to reach the next tier of fiber optic telecommunications deployment, namely, fiber to the home and fiber to the premises. The company commenced application for patent protection as we believe our invention is significantly more advanced than alternative approaches.

 	Applications Development

	We undertook a broad survey of the uses for our electro-optic polymer throughout the quarter to determine if there are additional markets we should be targeting. We talked with experts in numerous optoelectronic disciplines, including displays, optical computing and data storage. We believe that beyond modulators for fiber optics, our material could form the basis of an optical telecommunications routers and high density wavelength division multiplexers -- both of which could accelerate deployment of fiber to the home and fiber to the premises fiber optic telecommunications systems. We also found that our material could create breakthroughs in holographic display and storage systems. And, finally, we think our material could be used to make a spacial light modulator, which would form the basis of a optical computers.

	Patent Filings

	In August 2007, we completed filing of our five core patent applications covering our chromophore architectures on a worldwide basis. The following are the titles of the five patent applications:

     *   Tricyclic Spacer Systems For Nonlinear Optical Devices
     *   Anti-Aromatic Chromophore Architectures
     *   Heterocyclical Anti-Aromatic Chromophore Architectures
     *   Heterocyclical Chromophore Architectures
     * Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems

	Advisory Board

       Terry Turpin (Director, Senior Vice President and Chief Technology Officer of Essex Corporation, a recently acquired subsidiary of Northrop Grumman) joined our Board of Advisors on March 6, 2007. Mr. Turpin holds patents for an analog optical processor, currently in use by government agencies, which represent up to a 50,000 times improvement over conventional digital processors. He began his engineering career developing computing engines for the National Security Agency (NSA) where he became Chief of the Advanced Processing Technologies Division, representing the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. Mr. Turpin's unified theory of two signal interactions has given Essex a competitive edge in the signal processing community.

	Dan DiLeo, formerly an executive with Lucent and Agere, joined our Board of Advisors on September 25, 2007. Mr. DiLeo was Executive Vice President at Agere Systems and

President and COO of Optoelectronics at Lucent Technologies - Microelectronics Group. In March 2001, he led an Agere Systems team through its investor presentations and IPO. Mr. DiLeo currently serves as director on the boards of several public and private companies in the US, and has an advisory role with a number of start-ups. We believe that Mr. DiLeo's experience as a supplier of silicon integrated circuits to the telecommunication will be valuable as we develop markets for electro-optic polymer integrated circuits for that same industry.

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

	Stock Issuances

	On April 25, 2007, our Company's board of directors authorized our Company to raise up to $1,000,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to a private offering. This private offering raised an aggregate of $667,000. Pursuant to the terms of this private offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. The warrants are exercisable at any time for a period of two years commencing on the date our Company accepted the purchaser's subscription pursuant to this offering.

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

	In connection with all of the above-described offerings, we and our investors entered into a registration rights agreement pursuant to which we agreed that if within 12 months after the closing of the respective offering our Company files a Form SB-2 registration statement (or such other form that it is eligible to use) with the Securities and Exchange Commission to register some or all of our outstanding shares of common stock for resale and distribution, that subject to certain limitations, upon their request, we would include all of the shares of common stock offered and sold to our investors pursuant to the above-described offerings. Our Company is not subject to any cash or other penalty in the event we do not file a Form SB-2 registration statement (or such other form that we are eligible to use) with the Securities and Exchange Commission to register the shares of common stock offered and sold to our investors pursuant to the above-described offerings.

	On February 8, 2007, our Company authorized the issuance of 151,785 shares of our Company's common stock, $0.001 par value, to a stock analyst firm for stock analyst services.

	On February 28, 2007, our Company authorized the issuance of 1,000,000 shares and during April 2007, authorized the issuance of 500,000 warrants to purchase shares of our Company's common stock, $0.001 par value, to our management firm for management services.

	On April 17, 2007, our Company authorized the issuance of 100,000 shares of our Company's common stock, $0.001 par value, to our legal counsel in exchange for legal services.


Results of Operations

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006
-------------------------------------------------------------------

Revenues

	We had no revenues during the three months ended September 30, 2007 or 2006 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

	Our operating expenses were $686,603 and $734,815 for the three months ended September 30, 2007 and 2006, respectively, for a decrease of $48,212. Consulting expense decreased approximately $246,000, which was due to the Company's various agreements entered into during
2005 and 2006 that expired during 2006.   During the three months
ended September 30, 2006, the Company used a marketing firm to further its image and received an award. These marketing expenses, which were approximately $19,710, were not present during the three months ended September 30, 2007. Accounting fees were $10,187 and $27,540 during the three months ended September 30, 2007 and 2006, for a decrease of $17,353.

       During the three months ended September 30, 2007 and 2006, legal fees were $44,843 and $27,767 for an increase of $17,076. Management fees for the three months ended September 30, 2006 was $217,107 compared to $0 for the same period in 2006.

	Included in our operating expenses for the three months ended September 30, 2007 was $42,083 for research and development expenses compared to $319,708 for that same period in 2006; and $644,520 for general and administrative expenses for the three months ended September 30, 2007 compared to $415,107 for that same period in 2006. Research and development expense decreases of $277,625. One employee that was working in the lab was terminated at June 30, 2007. His wages and benefits totaled approximately $37,000 for the three months ended September 30, 2006. The additional $240,625 was due to the Company's various agreements entered into during 2005 and 2006 that expired during 2006.

Other Income (Expense)

	Other income was $1,719 for the three months ended September 30, 2007, consisting of $2,990 of interest income on cash deposits and short term investments offset by $1,271 of interest expense compared to other income of $63,058 for the three months ended September 30, 2006, consisting of $1 of interest income on cash deposits and short term investments, $1,401 of dividend income on short term investments, $63,187 of realized gain on investments offset by $1,531 of interest expense.

Net Loss

	Net loss was $684,884 and $671,757 for the three months ended September 30, 2007 and 2006, respectively, for an increase of $13,127, primarily resulting from research and development and general and administrative expenses incurred as described above.

Comparison of Nine Months Ended September 30, 2007 to Nine Months
Ended September 30, 2006
-----------------------------------------------------------------

	Revenues

	We had no revenues during the nine months ended September 30, 2007 or 2006 since we are a development stage company that has yet to commence revenue creating operations.

	Operating Expenses

	Our operating expenses were $2,603,614 and $2,198,976 for the nine months ended September 30, 2007 and 2006, respectively, for an increase of $404,638. This increase in operating expenses was due primarily to our hiring additional personnel, significantly increasing our research and development activities and legal, accounting and other costs associated with preparing to become a public company.

	Included in our operating expenses for the nine months ended September 30, 2007 was $882,788 for research and development expenses compared to $932,747 for that same period in 2006; and $1,720,826 for general and administrative expenses for the nine months ended September 30, 2007 compared to $1,266,229 for that same period in 2006.

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

	Other Income (Expense)

	Other expense was $46 for the nine months ended September 30, 2007, consisting of $4,573 of interest income on cash deposits and short term investments offset by $4,619 of interest expense compared to other income of $61,292 for the nine months ended September 30, 2006, consisting of $242 of interest income on cash deposits and short term investments, $1,527 of dividend income on short term investments, $63,187 of realized gain on investments offset by $3,664 of interest expense.

	Net Loss

	Net loss was $2,603,660 and $2,137,684 for the nine months ended September 30, 2007 and 2006, respectively, for an increase of $465,976, primarily resulting from research and development and general and administrative expenses incurred as described above.

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

Liquidity and Capital Resources

	During the nine months ended September 30, 2007, net cash used in operating activities was $1,015,021 and net cash used in investing activities was $151,183, which was due primarily to the Company applying for patents and the purchase of equipment. Net cash provided by financing activities for the nine months ended September 30, 2007 was $1,237,305. At September 30, 2007, our cash and cash equivalents totaled $71,629, our assets totaled $488,796, our liabilities totaled $208,978, and we had stockholders' equity of $279,818.

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

	Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next eight months, however, we will need to obtain additional future financing during 2008 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

	We expect that our cash used in operations will increase beyond 2007 as a result of the following planned activities:

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

     Analysis of Cash Flows

	For the nine moths ended September 30, 2007

	Net cash used in operating activities was $1,015,021 for the nine months ended September 30, 2007, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,246,346 in deferred charges, $382,288 in warrants issued for services, $61,346 in options issued for services, $4,784 in prepaid expenses and $5,292 in stock issued for services.

	Net cash used by investing activities was $151,183 for the nine months ended September 30, 2007, consisting of $108,647 for intangibles, as well as the purchase of equipment for $42,536.

	Net cash provided by financing activities was $1,237,305 for the nine months ended September 30, 2007 and consisted of $1,241,000 of proceeds from the sale of our common stock, offset by the repayment of $3,695 of notes payable.

	Inflation and Seasonality

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

	Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company, Third-Order Nanotechnologies, Inc. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650 plus interest for unpaid consulting fees in the amount of $32,516, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,135. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value
of such options plus punitive damages, interest and costs.   Our
position is that Genova has been fairly paid all amounts due to him, that Genova's options expired and that he is not entitled to exercise such options at any time now or in the future.

	On September 4, 2007 our Company answered the complaint seeking dismissal of all allegations contained in the complaint and denying that Genova is entitled to any of the relief he is seeking. Additionally, our Company counter-claimed Genova seeking an undetermined amount of damages from Genova for fraud, breach of contract, breach of duty of loyalty, and breach of duty of disclosure. No discovery has commenced in this proceeding to date. We intend to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount of range of potential loss, although according to the complaint, Genova is seeking in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs, so the assumption can be made that this would be at the high end of that range.

	We are not aware of any other litigation or threatened litigation of a material nature.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	During the period covered by this report, we sold the following unregistered securities:

       Common Stock

	During April 2007, we authorized a $1,000,0000 private offering of our common stock and warrants to purchase our common stock.
Pursuant to the terms of this private offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. This offering closed in June 2006 and raised an aggregate of $667,000. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

	No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.


Item 3.  Defaults Upon Senior Securities

	Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable


Item 5.  Other Information

	On October 1, 2007, we issued 150,000 shares of our common stock in exchange for consulting services, valued at $102,000, fair value.
We relied upon Section 4(2) of the Securities Act since the transaction did not involve any public offering.

	On October 1, 2007, we issued 100,000 warrants to purchase our Company's common stock, at a purchase price of $0.25, in exchange for accounting services. The warrants are immediately exercisable and expire October 1, 2012. We relied upon Section 4(2) of the Securities Act since the transaction did not involve any public offering.

	On October 3, 2007, our Company's board of directors authorized our Company to raise up to $1,500,000 of capital by selling its equity securities and warrants to purchase its equity securities pursuant to a private offering. To date, this private offering has raised an aggregate of $1,060,524. Pursuant to the terms of this private offering, up to 25 units were offered at the offering price of $60,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $1.00 per share. The warrants are exercisable at any time for a period of two years commencing on the date our Company accepted the purchaser's subscription pursuant to this offering. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

	No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6.  Exhibits

(a) Exhibits:

Exhibit No.	Description of Exhibit
-----------     ----------------------

(10)            Material Contracts.

	10.1	Photon X, LLC Memorandum of Understanding*

	10.2	Triple Play Communications Corporation Agreement*

(31)
        31.1 Certification of the Chief Executive Officer of Third-Order Nanotechnologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2    Certification of the Treasurer of Third-Order
                Nanotechnologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
        32.1 Certification of the Chief Executive Officer of Third-Order Nanotechnologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

THIRD-ORDER NANOTECHNOLOGIES, INC.

Registrant

By: /s/Harold R. Bennett
   ----------------------------------
        Harold R. Bennett, CEO

Date: November 14, 2007



By: /s/Harold R. Bennett
   ----------------------------------
       Harold R. Bennett, CEO


Date: November 14, 2007

By: /s/ Andrew J. Ashton
   ----------------------------------
        Andrew Ashton, Treasurer

Date: November 14, 2007