Form 10KSB
period 2007-12-31
Lightwave Logic, Inc.
filed 2008-04-10
CIK 1325964

U.S. Securities and Exchange Commission
                          Washington D.C.  20549

                              FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2007

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to ___________


Commission file Number 0-52567


                          Lightwave Logic, Inc.
             ----------------------------------------------
             (Name of small business issuer in its charter)

            Nevada                                  82-049-7368
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

2601 Annand Dr., Suite #16, Wilmington, Delaware       19808
------------------------------------------------     ----------
 (Address of principal executive offices)            (Zip Code)

              Issuer's telephone number (302) 998-8824

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of exchange
     Title of each class                        on which registered
     -------------------                        -------------------
            None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.001 Par Value
                   ------------------------------
                           (Title of Class)

Check whether issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year......$0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $41,041,484 (20,520,742 shares at $2.00 per share), as computed by reference to the last sale price of the Company's Common Stock, as reported by the OTC Bulletin Board on March 31, 2008.

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.........

As of March 31, 2008, there were approximately 34,021,742 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one)

             Yes [ ]                       No [X]

                          TABLE OF CONTENTS

PART I

Item 1.   Description of Business.........................................5
Item 2.   Description of Property........................................37
Item 3.   Legal Proceedings..............................................38
Item 4.   Submission of Matters to a Vote of Security Holders............39

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities.......39
Item 6.   Management's Discussion and Analysis or Plan of Operation......43
Item 7.   Financial Statements...........................................52
Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................53
Item 8.A. Controls and Procedures........................................53
Item 8.B. Other Information..............................................53

PART III

Item 9.   Directors, Executive Officers, Promoters, Control Persons
          and Corporate Governance; Compliance with Section 16(a)
          of the Exchange Act............................................53
Item 10.  Executive Compensation.........................................57
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.....................59
Item 12.  Certain Relationships and Related Transactions; and
          Director Independence..........................................61
Item 13.  Exhibits.......................................................61
Item 14.  Principal Accountant Fees and Services.........................62

                    Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although our Company believes that the expectations reflected in the forward-looking statements are reasonable, our Company cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described by us in "Description of Business-Risk Factors Related to Our Business," not all of which are known to us.

     Further, this report on Form 10-KSB contains forward looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research and product development, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which our Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which our Company is subject.

    You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

    *    Our business strategy.
    *    Our future operating results.
    *    Our ability to obtain external financing.
    *    Our understanding of our competition.
    *    Industry and market trends.
    *    Future capital expenditures.
    * The impact of technology on our products, operations and business.

                              PART I

Item 1.   Description of Business.

                     Our Business Development

     PSI-TEC Corporation ("PSI-TEC") was founded in 1991 and incorporated under the laws of the State of Delaware on September 12, 1995. PSI-TEC was founded in Upland, Pennsylvania by Dr. Frederick J. Goetz where he established a laboratory with a small amount of private funding. PSI-TEC subsequently moved its operations to laboratory space provided by the U.S. Army on the Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications. Thereafter, PSI-TEC commenced operations of its own organic synthesis and thin-films laboratory in Wilmington, Delaware.

     In order to become a non-reporting publicly-traded corporation, in July 2004 PSI-TEC reorganized with our Company pursuant to a reorganization agreement between PSI-TEC and all of its shareholders, and our Company's sole officer, director and majority shareholder. Pursuant to the reorganization agreement,
(i) our Company changed its name from Eastern Idaho Internet Services, Inc. to PSI-TEC Holdings, Inc.; (ii) our Company acquired all of the issued and outstanding shares of PSI-TEC stock; (iii) PSI-TEC became the wholly-owned operating subsidiary of our Company; and (iv) our Company's then sole officer and director resigned, PSI-TEC's nominees were elected to our Company's board of directors and new management was appointed. For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby PSI-TEC was deemed to have purchased our Company. As a result, the historical financial statements of PSI-TEC became the historical financial statements of our Company.

     Immediately prior to the time of the reorganization transaction, our Company was a non-reporting development stage company whose stock was traded on the OTC: Pink Sheets and that was seeking other business opportunities; it had no substantive business operations. Our Company was originally incorporated under the laws of the State of Nevada on June 24, 1997 as Eastern Idaho Internet Services, Inc. to operate as an Internet services marketing firm. It was unsuccessful in this venture, and in June 1998 it ceased its operations and sold all of its operating assets.

     On October 20, 2006, in order to consolidate the operations of PSI-TEC Holdings, Inc. and PSI-TEC Corp. (PSI-TEC Holdings, Inc.'s wholly owned subsidiary), PSI-TEC Holdings, Inc. and PSI-TEC Corp. merged; and PSI-TEC Holdings, Inc., a Nevada corporation, survived and changed its name to Third-Order Nanotechnologies, Inc. No change of control or domicile occurred as a result of the merger.

     On March 10, 2008, Third-order Nanotechnologies, Inc.
changed its name to Lightwave Logic, Inc. to better suit its strategic business plan and to facilitate stockholder recognition of the Company and its business.

     Unless the context otherwise requires, all references to the "Company," "we," "our" or "us" and other similar terms means
Lightwave Logic, Inc., a Nevada corporation.

     Our principal executive office is located at 2601 Annand Dr., Suite #16, Wilmington, Delaware 19808, and our telephone number is (302) 998-8824. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

                             Overview

     We are a development stage research and development company. We have developed and are continuing to develop high-activity, high-stability electro-optic polymers which we believe could have a broad range of applications in the electro-optic device market.

     Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patented and patent-pending technologies when completed and tested to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

     Our electro-optic polymers (plastics) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environment and performance specifications demanded by electro-optic devices. We believe that our patented technologies will enable us to design electro-optic polymers that are free from the numerous diverse inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymers with the intent to have temporal, thermal, chemical and photochemical stability within our patented molecular architectures.

     Our patented molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability. Aromaticity is what will enable our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current polymer molecular designs. Polymers, polymer-based devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage. We consider our proprietary intellectual property to be unique.

          Glossary of Select Technology Terms Used Herein

All-optical devices. All-optical devices convert data in the form
-------------------
of input light signals to a secondary light data stream. The future market of all-optic devices is expected to include all-optical transistors.

All-optical transistors. All-optical transistors are devices
-----------------------
currently underdevelopment that use an input light signal to switch a secondary light signal. All-optical transistors are expected to enable the fabrication of an entirely new high-speed generation of computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

Aromaticity. Aromaticity causes an extremely high degree of
-----------
molecular stability. It is a molecular arrangement wherein atoms combine into a ring or rings and share their electrons among each other. Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

CLD-1.  An electro-optic material based upon unstable polyene
-----
molecular architectures. Unlike our own molecular designs, CLD-1 is not a CSC model molecule and exhibits thermal degradation at low temperatures (~250 C) which makes it less suitable for commercial and military applications.

CSC (Cyclical Surface Conduction) theory. Most charge-transfer
----------------------------------------
dyes (e.g. Disperse Red 1, CLD, FTC) are based upon a polyene architecture wherein the ground state and first excited state differ by the alteration of single and double bonds. CSC model molecules use nitrogenous heterocyclical structures.

Electro-optic devices. Electro-optic devices convert data from
---------------------
electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer.

Electro-optic materials. Electro-optic materials are materials
-----------------------
that are engineered at the molecular level. Molecular level engineering is commonly referred to as "nanotechnology."

Electro-optic modulators. Electro-optic modulators are electro-
------------------------
optic devices that perform electric-to-optic conversions within the infrastructure of the Internet.

Nanotechnology. Nanotechnology refers to the development of
--------------
products and production processes at the molecular level, which is a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter).

Nitrogenous heterocyclical structure. A multi-atom molecular ring
------------------------------------
or combination of rings that contain nitrogen.

Plastics/Polymers. Polymers, also known as plastics, are large
-----------------
carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled. Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment.

Polymerization. Polymerization is a molecular engineering process
--------------
that provides the environmental and thermal stability necessary for functional electro-optical devices. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled.

Thermal Gravimetric Analysis (TGA).   The basic principle in TGA
----------------------------------
is to measure the mass of a sample as a function of temperature. This, in principle, simple measurement is an important and powerful tool in solid state chemistry and materials science. The method for example can be used to determine water of crystallisation, follow degradation of materials, determine reaction kinetics, study oxidation and reduction, or to teach the principles of stoichiometry, formulae and analysis.

Zwitterionic-aromatic push-pull. Most charge-transfer dyes (e.g.
-------------------------------
Disperse Red 1, CLD, FTC) have an excited state (such as during photonic absorption) wherein a full charge is separated across the molecule. Such a molecule is said to be excited-state zwitterionic. Within such a molecular system the zwitterionic state is unstable and the molecule typically collapses rapidly into its lower dipole ground state. In our molecular designs, the excited state is further stabilized by the aromatization of the molecular core. In that aromaticity stabilizes this excited state, it is said to "pull" the molecule into this higher energy state; on the other hand, the unstable zwitterionic state is said to "push" the molecule out of the excited state.

                           Our Business

     Lightwave Logic, Inc., is developing a new generation of advanced electro-optic plastics that convert high-speed electronic signals into optical (light) signals. Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing our proprietary technology, we are in the process of engineering advanced electro-optic plastics which we believe may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. We believe that polymer materials engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

     In order to transmit digital information over long or intermediate distances at extremely high-speeds (wide bandwidth), electrical signals, such as those produced by a computer or telephone, must be converted into optical signals for transmission over long-distance fiber-optic cable. Within the infrastructure of the Internet, a device known as an electro-optic modulator performs the electric-to-optic conversion. Within the electro-optic modulator, an electro-optic material performs the actual conversion of electricity to an optical signal. These materials change their optical properties in the presence of an electric field at extremely high frequencies (wide bandwidths).

     Currently, the core electro-optic material contained in most modulators is a crystalline material, such as lithium niobate or gallium arsenide, which must be manufactured in strict dust-free conditions since even slight contamination can render them inoperable. As a result, these crystalline materials are expensive to produce. Current electro-optic crystals are limited to telecommunication speeds that are less than 40Gb/s (40 billion digital bits of data per second). Lithium niobate devices require large power levels (modulation voltages) to operate and are large in size -- typically measuring about four inches long. Considering that most integrated circuits are literally invisible to the naked eye, these devices are enormous. Additionally, it is important to note that these crystalline-based electro-optic modulators require expensive mechanical packaging (housings) generally comprised of materials, such as gold-plated Kovar, in order to assure operational integrity over required time and operating temperature ranges.

     Unlike crystals, electro-optic plastics appear to be capable of being tailored at the molecular level for optimal performance characteristics. Additionally, electro-optic plastics are inexpensive to manufacture and demand significantly lower power requirements (modulation voltages). The electro-optic plastics have demonstrated the ability to perform many times faster (>100Gb/s) than existing crystalline technology.

     We consider electro-optic plastics to be the most feasible technology for future high-speed (wide bandwidth) electronic-optical conversion. Due to the ease of processing afforded by electro-optic plastics, as well as their capacity to foster component size reduction, we believe electro-optic plastics have the potential to replace existing high-speed fiber-optics components that are used today in many commercial and military applications.

     We also believe that the extreme miniaturization provided by advanced electro-optic plastics may allow for the successful fabrication of chip-to-chip (backplane) optical interconnect devices for computers that create the high-speed data transmission necessary for extremely high-speed computations. Further, we believe that additional potential applications for electro-optic plastics may include phased array radar, cable television (CATV), electronic counter measure (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics, spatial light modulation and all-optical (light-switching-light) signal processing.

Our Electro-Optic Technology

     For the past two decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T
Bell Labs, Corning, Honeywell and 3M, as well as numerous universities and U.S. Government Agencies, have been attempting to produce high-performance, high-stability electro-optic plastics for high-speed (wide bandwidth) telecommunication applications. These efforts have largely been unsuccessful due, in our opinion, to the industry's singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic plastics.

     As a result, high frequency modulators engineered with electro-optic plastics designed on the BLA model or any other polyene chain design model are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws have prevented commercial quality polymer-based modulators operating at 10-40 Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius.

     None of our molecular designs rely on the BLA polyene chain design model. Our proposed solution lies in a far less mainstream, yet firmly established, scientific phenomenon called aromaticity. Aromaticity causes a high degree of molecular stability. It is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other. Aromatic compounds are stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack. To our knowledge, no one has previously been able to demonstrate molecular designs that could effectively exploit aromaticity in the design of a high-performance electro-optic plastic.

     Our research and findings in this area resulted in our Company being the sole recipient of the 2006 Electro-Optic Materials Technology Innovation of the Year Award by Frost & Sullivan. Frost & Sullivan's Technology Innovation of the Year Award is bestowed upon candidates whose original research has resulted in innovations that have, or are expected to bring, significant contributions to multiple industries in terms of adoption, change, and competitive posture. This award recognizes the quality and depth of our Company's research and development program as well as the vision and risk-taking that enabled us to undertake such an endeavor. Our Company did not actively elicit consideration or apply to receive this award. Frost & Sullivan independently contacted our Company and conducted several interviews which included chemical and technical experts in the field of electro-optics who were supplied with detailed public information regarding our Company's technological innovations.

Our Patents

     We hold one patent and thirty pending patent applications (consisting of five patent applications in each of Australia, Canada, China, European Patent Convention, Japan and the U.S. based on the PCT applications below) in the field of nonlinear optic chromophore design as follows:

6,041,157        - Environmentally sensitive compositions of
                   matter based on 3H-fluoren-3-ylidenes and
                   process for making same;
PCT/US05/39212   - Tricyclic Spacer Systems for Nonlinear
                   Optical Devices;
PCT/US05/39664   - Anti-Aromatic Chromophore Architectures;
PCT/US05/39213   - Heterocyclical Anti-Aromatic Chromophore
                   Architectures;
PCT/US05/39010   - Heterocyclical Chromophore Architectures;
PCT/US06/11637   - Heterocyclical Chromophore Architectures with
                   Novel Electronic Acceptor Systems.


Heterocyclical Anti-Aromatic Systems. Two of our provisional
------------------------------------
patents cover heterocyclical anti-aromatic electronic conductive pathways, which are the heart of our high-performance, high-stability molecular designs. The completely heterocyclical nature of our molecular designs "lock" conductive atomic orbitals into a planar (flat) configuration, which provides improved electronic conduction and a significantly lower reaction to environmental threats (e.g. thermal, chemical, photochemical, etc.) than the BLA design paradigm employed by other competitive electro-optic polymers.

     The anti-aromatic nature of these structures dramatically improves the "zwitterionic-aromatic push-pull" of the systems, providing for low energy charge transfer. Low energy charge transfer is important for the production of extremely high electro-optic character.

Heterocyclical Steric Hindering System. This patent describes a
--------------------------------------
nitrogenous heterocyclical structure for the integration of steric hindering groups that are necessary for the nanoscale material integration. Due to the [pi]-orbital configuration of the nitrogen bridge, this structure has been demonstrated not to interfere with the conductive nature of the electronic conductive pathway and thus is non-disruptive to the electro-optic character of the core molecular construction. The quantum mechanical design of the system is designed to establish complete molecular planarity (flatness) for optimal performance.

Totally Integrated Material Engineering System. This patent
----------------------------------------------
covers material integration structures under a design strategy known as Totally Integrated Material Engineering. These integration structures provide for the "wrapping" of the core molecule in sterically hindering groups that maximally protect the molecule from environmental threats and maximally protect it from microscopic aggregation (which is a major cause of performance degradation and optical loss) within a minimal molecular volume. These structures also provide for the integration of polymerizable groups for integration of materials into a highly stable cross-linked material matrix.

Our Latest Tests and Results

     Prior to our recent experimental results, in 2004, quantum mechanical calculations were independently performed on our novel electro-optic plastic designs at government laboratories located at the Naval Air Warfare Center Weapons Division in China Lake, California. The results of these calculations suggest that our initial aromatic molecules perform two and a half (2.5) to three and three-tenths (3.3) times more efficiently than currently available telecom grade electro-optic plastics. Logical extensions of this novel molecular design paradigm further suggest even greater performance improvements. Subsequently, top scientists and engineers at Wright-Patterson Air Force Base reviewed these calculations and concluded that our molecular designs show promise of a five to ten times improvement over existing commercial polymeric architectures. Our conclusion is that performance improvements of this magnitude indicate a significant breakthrough in the field of fiber-optic telecommunication.

     In May and June of 2006, we initiated performance evaluations of one of our first extremely high-performance electro-optic materials. The initial tests were performed by electro-optic expert, Dr. C.C. Teng, co-inventor of the renowned Teng-Man test, the industry-wide standard method of evaluating the material performance of electro-optic plastics, and subsequently confirmed by the University of Arizona's College of Optical Sciences, one of the most respected and fastest growing optical sciences departments in the world. Under identical laboratory conditions at low molecular loadings, one of our recent molecular designs outperformed one of the industry's highest performance electro-optic systems by a factor as high as 650%.

     We believe results of the Teng-Man test have established the validity of our novel, patented molecular design paradigm known as CSC (Cyclical Surface Conduction) theory. We believe the success of CSC theory has the potential to establish the fundamental blueprint of electro-optic material design for decades to come, and to have broad application in commercial and military telecommunication and advanced computational systems.

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

     In July 2007, our Company developed an innovative process to integrate our unique architecture into our anticipated commercial devices, whereby dendritic spacer systems are attached to its core chromophore. In the event we are successful in developing a commercially viable product, we believe these dendrimers will reduce the cost of manufacturing materials and reduce the cost and complexity of tailoring the material to specific customer requirements.

     In March 2008, we commenced production of our first prototype photonic chip, which we delivered to our partner, Photon-X, LLC who will fabricate a prototype polymer optical modulator and measure its technical properties. We hope to be able to demonstrate this prototype early in the second quarter. We intend to utilize the services of Dr. Robert Norwood at the University of Arizona Photonics Department to perform the necessary proof of concept tests, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures at the University of Arizona. Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product marketing and development in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a functional prototype to create a credible technology offering.

                  The Electro-Optic Device Market

General

     Electro-optic devices such as fiber-optic modulators translate electric signals into optical signals. Such devices are used in communication systems to transfer data over fiber-optic networks. Optical data transfer is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

     Two distinct technologies currently exist for the fabrication of fiber-optic devices, such as fiber-optic modulators. The first, which is the more traditional technology, utilizes an electro-optically active inorganic core crystalline material (e.g. lithium niobate). The second, which is the up-and-coming technology, involves the exploitation of electro-optic plastics.

Traditional Technology - Inorganic Crystals

     Traditional technology translates electric signals into optical signals generally relying upon electro-optic materials, such as lithium niobate or gallium arsenide. Six of the largest inorganic fiber-optic component manufactures hold approximately 85% of the electro-optic modulator component market. They are JDS Uniphase, Sumitomo, Avanex, Covega, Fujitsu, and Bookham. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and integrated laser/modulator designs. While each company possesses their own modulator design and processing patents, the underlying core constituents (lithium niobate, gallium arsenide, indium phosphide) occur in nature and as such cannot be patented.

New Technology - Organic Plastics

     Our developing technology that translates electric signals into optical signals relies upon organic electro-optic materials, such as electro-optic plastics. Electro-optic plastics involve the material integration of specifically engineered organic (carbon-based) compounds. The molecular designs of these compounds are precise and do not occur naturally; thus they may be protected under patent law.

     Plastic-based electro-optic modulators may provide considerable advantages over traditional inorganic fiber-optic technology in terms of:

     *    Costs.
     *    Size and versatility.
     *    Modulating/switching speed.
     *    Optical transmission properties.
     *    Lower operating voltages.

     Other than our own Company, we are aware of only one other group, Lumera Corporation ("Lumera"), in collaboration with the University of Washington, which has designed and patented potentially commercially feasible electro-optic plastics. Prior to our own technological developments, Lumera held an exclusive monopoly on this area of technology because Lumera holds an exclusive present and future license to all electro-optic polymeric technology developed within the University of Washington. Lumera has yet, to our knowledge, to publicly demonstrate a robust, stable commercial modulator capable of low cost volume production.

     As a result, no significant commercial market developments have occurred with electro-optic plastic devices. This is because all previously known electro-optic polymer design strategies incorporate molecular structures that adversely react to the requisite polymerization processes that thermally-stabilize the material matrix. This inherent design flaw causes the polymer to melt at unreasonably low temperatures, which corrupts the polymer's electro-optic performance.

     Our Company holds an extensive amount of internally developed intellectual property in the field of electro-optic molecular design that, as a whole, attempts to fundamentally solve these and other problems associated with these molecular structures. We believe our provisional patents describe broad, highly unique techniques for novel paradigms in molecular design.

     Our innovative solution lies in a very well-known scientific phenomenon called aromaticity, which causes a high degree of molecular stability. Aromaticity is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other. Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack. Until now, to our knowledge, no one has been able to propose molecular designs that could effectively exploit aromaticity in the design of a high-performance electro-optic plastic.

     We believe now that we have fabricated electro-optic molecular architectures that do in fact exhibit extremely high thermal stability, our technologies may soon replace inorganic electro-optic materials in the marketplace due to their considerable advantages over traditional inorganic fiber-optic materials.

                     Our Target Markets

     Our proprietary electro-optic plastics are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials used in fiber-optic ground, wireless and satellite communication networks. We believe our electro-optic plastics may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include:
(i) telecommunications; (ii) backplane optical interconnects;
(iii) entertainment; (iv) medical applications; (v) satellite reconnaissance; (vi) navigational systems; (vii) radar applications; and (viii) all-optical transistors.

Telecommunications

     Telecommunications is the primary initial target application for electro-optic plastics. Electro-optic plastics could not only simplify the device design of key components, such as modulators, significantly reducing packaging costs, but could also provide for higher speed devices with greater system miniaturization. Current crystalline (e.g. lithium niobate) fiber-optic modulators are difficult and expensive to manufacture due to the complexities of producing single crystalline ingots of sufficient diameter (3 to 5 inches). Also, strict environmental controls must be enforced during the growth of the core crystalline material. Plastics are not inherently costly to produce nor do they require such strict environmental conditions. Due to their material flexibility (e.g. ability to more easily mold into specific topologies) they are expected to enable smaller, cheaper, faster, less expensive, and more integrated network components. In many laboratory tests, electro-optic polymers have demonstrated substantial (3-10x) transmission data speed improvements over crystalline technologies (lithium niobate, gallium arsenide, indium phosphide).

Backplane Optical Interconnects

     It is reported that backplane optical interconnects are envisioned by members within leading corporations (including IBM, Intel and Agilent Technologies) as the future of high-speed computation. These components could speed the transmission of information within an integrated circuit, among integrated circuit chips in a module, and across circuit boards at speeds unattainable with traditional metallic interconnections and bus structures. In the future, all-optical (light switching light) signal processing could become possible using an advanced version of our chemistry.

Entertainment

     Entertainment applications, including CATV and Internet, are a highly important potential application subdivision of the telecommunication market. The ever-increasing number of entertainment services such as VOD (video on demand) and digital cable, as well as the future ability to download television and movies real-time from the Internet, drives the demand for ever-increasing bandwidth. Flexible displays utilizing organic light emitting diodes are inherently compatible with our polymer waveguides.

Medical Applications

     Medical Applications for electro-optic plastics have been proposed for many varied applications, including dentistry, oncology and protein identification. Although experimental, it is believed that the successful fabrication of high-stability electro-optic plastics could open up many future applications such as these. Other medical applications such as the higher-speed transmission of medical records, X-ray and MRI scans over the Internet would be improved by the broadening of Internet bandwidths.

Satellite Reconnaissance

     Satellite reconnaissance applications include a specific target market within the Department of Defense, the 14-member Intelligence Community and their contractors. Electro-optic plastics have historically been seen as attractive for potential application in this market due to the constant need for the fastest bandwidth transmission to meet the needs of national security.

Navigational Systems

     Navigational systems for both advanced aerial and missile guidance require the use of electro-optic gyroscopes. These devices are currently fabricated out of lithium niobate or similar electro-optic materials; the application of electro-optic plastics would facilitate the development of more accurate and architecturally simple device designs.

Radar Applications

     Radar Applications, specifically phased array radar, has been traditionally understood as a potential application for successful electro-optic material designs, along with electronic counter measure systems (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics and spatial light modulation.

All-Optical Transistors

     All-optical transistors are expected to be included in the future market of all-optic devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. Some experts anticipate that all-optical transistors will replace traditional transistors used today in microprocessors. All-optical transistors are expected to enable the fabrication of an entirely new high-speed generation of "plastic" computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

                       Our Business Strategy

     Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

     *    Develop electro-optic product devices.
     *    Continue to develop proprietary intellectual property.
     *    Streamline our product development process.
     *    Develop a comprehensive marketing plan.
     * Maintain/develop strategic relationships with government agencies, private firms, and academic institutions.

     * Attract seasoned executives to join in senior management positions.
     * Expand into a state-of-the-art development, testing and manufacturing facility.

Develop Electro-Optic Product Devices

     We intend to utilize our proprietary technology to create an initial portfolio of commercially feasible electro-optic plastic product devices and applications for various markets, including telecommunications and government. We expect our initial product device line to include high speed 40Gb/s modulators and system applications.

Continue to Develop Proprietary Intellectual Property

     We plan to advance our core competence in electro-optic plastic technology by continuing to develop proprietary materials, processes, designs and devices. We also plan to protect our technology by filing patent applications where appropriate, obtaining exclusive technology rights where available, and taking other appropriate steps to secure and protect our intellectual property.

Streamline Our Product Development Process

     We intend to streamline our development process and to design, test and fabricate potential electro-optic plastic devices in order to position our Company to take advantage of emerging market opportunities.

Develop a Comprehensive Marketing Plan

     We intend to build a sales and marketing organization dedicated to developing customers and multiple distribution channels for our products. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales representation organizations, such as electro-optic component distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

     In January 2008, we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets.

Maintain/Develop Strategic Relationships with Government
Agencies, Private Firms, and Academic Institutions

     Almost since our inception, we have had beneficial strategic relationships with various government agencies that have provided us with funding and access to important technology. We intend to re-establish our relationship with DARPA, the Defense Advance Research Project Agency (the agency in the Intelligence Community credited with the origination of the Internet), by sharing the technical data and test results on our aromatic molecular materials. DARPA previously provided our Company with funding in order to advance of our technologies and to bring them to the public market, but due to a change in focus at DARPA our funding was not renewed.

     As we advanced towards the commercialization phase of our strategic plan, we commenced discussions with several potential strategic alliance partners ranging from micro-electronic component firms to large-scale computer companies, as well as petrochemical companies having very large volume production capabilities. We believe strategic alliances and/or technology licensing will be a crucial step in commercializing our novel technologies and achieving competitive advantages. We entered into a memorandum of understanding with Photon-X, LLC, a technology solutions provider for polymer waveguides that works in conjunction with various government agencies.

     We have also developed an excellent relationship with the University of Delaware, an institution well known for excellence in chemical engineering, which we intend to maintain and strengthen.

Attract Seasoned Executives to Join in Senior Management
Positions

     Since we reached certain in-house technological milestones with respect to our aromatic polyheterocyclical ring molecule, we are recruiting seasoned executive managers to assist our Company with product commercialization. From September 2005 to February 2007, we engaged the services of Mr. Ronald Genova as our Interim Chief Executive Officer. Mr. Genova is the former Vice-President of JDS Uniphase's Telecom Optical Modules division and has nearly 30 years in optoelectronics and semiconductor industries.

     In March 2007 we engaged Mr. Harold R. Bennett, a corporate restructuring advisor, to join our board of directors in anticipation of an internal restructuring of our entire corporate management team that will be required to successfully incorporate our technology into functional commercial products, and in April 2007, we named him as our Chief Executive Officer.

     On May 15, 2007, we retained Dr. David F. Eaton as a consultant to serve as our Interim Chief Technology Officer and in January 2008, Dr. Eaton became our permanent Chief Technology Officer. Previously, Dr. Eaton spent thirty years with DuPont where worked in research & development, research & development management and business leadership positions. Dr. Eaton spearheaded DuPont's entry into polymer-based components for fiber optic telecommunication by founding DuPont Photonics Technology, a wholly owned subsidiary of DuPont.

     On January 8, 2008, we appointed William C. Pickett to our board of directors. Mr. Pickett's experience with business and finance includes thirty-two years with DuPont. Most recently Mr. Pickett served as chief financial officer of Invista, DuPont's man-made fibers company, prior to its sale to Koch Industries, Inc. Mr. Pickett has held positions on the boards of directors of several regional and international corporate joint ventures and philanthropic foundations.

     On March 14, 2008, we retained Terry Turpin, a former advisor on our Company's Science and Commercialization Board, as our Optical Computing Guru. Mr. Turpin began his engineering career developing computing engines for the National Security Agency (NSA) where he served as Chief of the Advanced Processing Technologies Division, representing the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. Mr. Turpin is a former Director and Senior Vice President and Chief Scientist for Essex Corporation, which was recently acquired by Northrop Grumman Space & Mission Systems Corp. Mr. Turpin holds patents for an analog optical processor, currently in use by government agencies, which represents up to a fifty thousand-time improvement over conventional digital processors.

Expand Into A State-Of-The-Art Development, Testing and
Manufacturing Facility

     We plan to expand into a state-of-the-art development, testing and manufacturing facility in order to advance our technology platforms, attract additional key industry talent, streamline our product development processes and minimize our time to market. We have already begun to integrate our operations with respect to streamlining our product development process and minimizing the time to market for our potential products through a multifaceted approach to material development. We are able to accomplish this because our technology provides us with the flexibility to create tailored material properties for a multitude of specific applications, and also to allow for the specific tailoring of materials for compatibility with silicon, glass, metals or many plastics.

     In August 2006, we executed a co-location agreement with a New Jersey-based micro-optics company, InPlane Photonics that allowed our scientists to advance our organic material development. The agreement with InPlane was terminated in early 2007 in favor of a strategic alliance formed in December, 2006 with Photon-X, LLC, a Pennsylvania-based company that has significant experience in polymer waveguide production. Photon-X is working as a strategic ally with our Company to establish a pre-production line in order to test and integrate our organic materials into waveguide devices and system prototypes as a first step toward product commercialization. The agreement affords our Company access to a full suite of fabrication facilities capable of producing commercial quantities of precision micro-optic devices such as high-speed 40Gb/s telecom modulators, optical filters, and optical interconnects important to military and civilian global information movement and management markets.

                Our Research and Development Process

     Our research and development process consists of the following steps:

     * We develop novel polymer materials utilizing our patented technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.

     * We conduct a full battery of tests at the completion of the synthesis of each new polymer material to evaluate its characteristics. We also create development strategies to optimize materials to meet specifications for specific applications.

     * We integrate data from the material characterization and test results to fabricate devices. We analyze device-testing results to refine and improve fabrication processes and methods. In addition, we investigate alternative material and design variations to possibly create more efficient fabrication processes.

     * We create an initial device design using simulation software. Following device fabrication, we run a series of optical and electronic tests on the device.

                Our Current Strategic Partners

Photon-X, LCC

     We entered into a memorandum of understanding with Photon-X, LLC, a technology solutions provider for polymer waveguides that works in conjunction with various government agencies. In connection therewith, we will provide Photon-X with our unique polymeric material to be tested and used on certain niche devices for anticipated military and commercial applications. If the tests are successful, our management believes that our alliance with Photon-X will serve to simultaneously lead its commercialization as well as publicly validate its scientific findings, creating a new standard in electro-optic polymers.

Universal Capital Management, Inc.

     We have an advisory relationship with Universal Capital Management, Inc. ("Universal"), a Delaware based Business Development Company. Universal is a public venture capital company that invests largely in start-up or mature stage companies that demonstrate significant upside potential. Universal provides us with both capital and managerial experience, and is assisting us in creating an awareness of our developing technology in both the government and commercial markets as we move closer to the commercialization phase of our strategic plan. Universal's professionals participate in selected Company's planning and operations by providing us with managerial, strategic and financial expertise.

TangibleFuture, Inc.

     We recently retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors. TangibleFuture, Inc. has substantial expertise in photonics and fiber optic telecommunications; and their team has experience in running and developing photonics related companies.

           Our Past Government Program Participation

     Our Company has been a participant in several vital government sponsored research and development programs with various government agencies that protect the interests of our country. The following is a list of some of the various divisions of government agencies that have provided us with advisory, financial and/or materials support in the pursuit of high-speed electro-optic materials. We are not partnered with, strategically related to, or financially supported by any governmental agency at this time.

National Reconnaissance Office (NRO)

     During 1998 and 1999, we worked with the NRO to advance the development of extremely high performance electro-optic polymers pursuant to an unclassified Director's Innovative Initiative. The NRO is a member of the Department of Defense Agency and plays a primary role in achieving information superiority for the U.S. Government and Armed Forces. The NRO designs, builds, and operates reconnaissance satellites, assists in military operation preparedness, and monitors the environment. NRO products are paramount to national security and are provided to an expanding list of users including the Central Intelligence Agency and the Department of Defense.

Army Research Laboratory (ARL)

     During 1998 through 2000, we were provided strong support for our electro-optic materials development by the Process and Properties Branch of the Army Research Laboratory on the Aberdeen Proving Grounds in Aberdeen, Maryland. This support was in cooperation with other government agencies and included the advisory support of the Army Missile Command at Redstone Arsenal. The Army Research Laboratory provided us with access to its highly advanced organic chemical development laboratories and state-of-the-art analytic equipment. PSI- TEC operated out of more than five laboratories at the Army Research Laboratory. During the nascent stages of our technological development, this support provided us with the strong foundations we needed to progress electro-optic technology into its second generation. The technically skilled members at Army Missile Command provided our engineers instruction on the latest advancements of the military's research and development in the area of polymeric materials and device fabrication. Much of our initial work at the Army Research Laboratory was based upon revolutionary advancements of our Chief Technical Officer's (Dr. Frederick J. Goetz) highly unique electro-optic polymeric design as exhibited in our U.S. Patent #6,041,157: "Environmentally sensitive compositions of matter based on 3H-fluoren-3-ylidenes and process for making same."

Defense Advance Research Project Agency (DARPA)

    DARPA, the agency in the Intelligence Community credited with the origination of the Internet, provided our Company with funding for the advancement of our technologies and bridging these technologies to the public market. Under the auspices of DARPA initiatives, the MORPH (Molecular Photonics) and C2OI (Chip-to-Chip Optical Interconnects) programs, our advanced technologies were reviewed by the Naval Air Warfare Center
Weapons Division (NAVAIR) and the Air Force Research Laboratory
(AFRL). DARPA works to maintain the technological superiority of the U.S. military and to prevent technological surprise from harming our national security by sponsoring revolutionary, high-payoff research that bridges the gap between fundamental discoveries and their military use.

Naval Air Warfare Center Weapons Division (NAVAIR)

     Under the auspices of the Defense Advance Research Projects Agency (DARPA), high-level scientists at the Naval Air Warfare Center Weapons Division in China Lake, California reviewed our electro-optic molecular design paradigms in 2004. Computer calculations regarding the quantum mechanical performance of our electro-optic molecular designs were repeated and verified by NAVAIR staff. These calculations suggest an improvement in electro-optic performance over the current state-of-the-art.

     Our unique, proprietary technology was demonstrated through detailed computer calculations to improve existing approaches in the production of ultra fast frequencies (wide bandwidths). Calculations performed at NAVAIR regarding our preliminary, first-stage next-generation molecular architectures indicate an improvement of hyperpolarizability (electro-optic character) of several times existing state-of-the-art molecular designs.

     These computer calculations have been validated by independent tests performed on our recently developed electro-optic materials at the University of Arizona.

Air Force Research laboratory (AFRL)

     In cooperation with the Defense Advance Research Projects Agency (DARPA), our molecular design technologies were reviewed by top-level and senior engineers and scientists at the Air Force Research Laboratory at Wright-Patterson Air Force Base in Dayton, Ohio. An Air Force Research Laboratory senior scientist and engineer, in connection with a National Science Foundation proposal and as a result of reviews conducted under the Defense Advance Research Projects Agency's C2OI (Chip-to-Chip Optical Interconnects) and MORPH (Molecular Photonics), concluded that, "[our] molecular designs show promise of a five to ten times improvement over existing commercial polymeric architectures." In review of detailed calculations performed on our future material designs, Air Force Research Laboratory personnel further note, "Computer simulations and modeling indicate that [our] approach to materials synthesis has the potential for realizing high nonlinearity (i.e., high electro-optic performance). This, in turn, could result in five to ten times lower drive voltages for devices." "Synthesis of [our] materials to verify the properties predicted by the computer models is essential for new NLO
(electro-optic) polymer material development.... This is a very novel and promising approach that has the potential for high payoff."

     These predictions have been validated by independent tests performed on our recently developed electro-optic materials at the University of Arizona, which performed approximately seven times better than other competitive technologies.

     In regards to applications of our materials, an Air Force Research Laboratory senior scientist states, "Highly active NLO (electro-optic) polymer materials are key for the realization of next generation electro-optic devices and render high application potential for high-speed fiber-optic telecommunication (i.e., Internet, HDTV), satellite reconnaissance (i.e., homeland security), and navigation and guidance systems."

                        Our Competition

     The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are JDS Uniphase, Avanex, Sumitomo,

Fujitsu, Mitsubishi, Corning, Bookham, OpNext and FiBest. Additional significant domestic component manufacturers include Covega, Apogee, Multiplex, and CyOptics. All of these companies are heavily invested in the production of crystalline-based electro-optic modulator technologies as well as the development of novel manufacturing techniques and modulator designs.

     Other than our own Company, we are aware of only one other group, Lumera Corporation ("Lumera"), in collaboration with the University of Washington, that has designed and patented a commercially feasible electro-optic plastic. Prior to our own technological developments, Lumera held an exclusive monopoly on this area of technology. Lumera holds an exclusive present and future license to all electro-optic polymeric technology developed within the University of Washington.

     As one of only two companies known to us that are actively pursuing the development of high-performance electro-optic materials for application and development in the high-speed telecommunication markets, we believe that upon the commercialization of our technology, that we will be poised to obtain a significant portion of the component manufacturing market. Electro-optic plastics demonstrate several advantages over other technologies, such as crystalline-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements. Our electro-optic plastics are CSC model molecules that have demonstrated significant stability advantages over our sole known competitor's (Lumera) materials. In the expectation of becoming the sole producer of high-performance, high-stability electro-optic materials, we hope to capture all or some of this potential electro-optic component market.

     We believe the principal competitive factors in our target markets are:

     * The ability to develop and commercialize highly stable polymer-based products, including obtaining appropriate patent and proprietary rights protection.

     *   Low cost, high production yield for these products.

     * The ability to enable integration and implement advanced technologies.

     *   Strong sales and marketing channels for access to products.

     We believe that our current business planning will position our Company to compete adequately with respect to these factors. Our future success is difficult to predict because we are an early stage company with all of our potential products still in development.

     Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

     * Succeed in developing products that are equal to or superior to our potential products or that achieve greater market acceptance than our potential products.

     * Devote greater resources to developing, marketing or selling their products.

     * Respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete.

     * Introduce products that make the continued development of our potential products uneconomical.

     * Obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products.

     *   Withstand price competition more successfully than we can.

     * Establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.

     * Take advantage of acquisition or other opportunities more readily than we can.

                   Our Laboratory Facilities

     Our Company operates an organic synthesis and thin-films laboratory in Wilmington, Delaware. These facilities include state-of-the-art equipment including NMR, IR, UV/VIS and HPLC analytical systems, profilometry evaluation and electro-optic
(r33) materials characterization necessary to produce next generation fiber-optic organic materials. We also utilize an electro-optic test facility in conjunction with local universities to perform critical evaluation tests (eg. R33) on our polymer material films and future electro-optic devices, such as our waveguides, modulators, and all-optical transistors.

               Risk Factors Related To Our Business

     Investing in our common stock is risky. In addition to the other information in this report, you should consider carefully the following risk factors in evaluating us and our business. If any of the events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

     Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,223,449 for the year ended December 31, 2007 and $2,933,809 for the year ended December 31, 2006. We anticipate that we will continue to incur operating losses through at least 2008.

     We may not be able to generate significant revenue either through development contracts from the U.S. government or government subcontractors or through customer contracts for our potential products or technologies. We expect to continue to make significant operating and capital expenditures for research and development and to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant additional revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

     These conditions raise substantial doubt to our auditors about our ability to continue as a going concern. Successful completion of our research and development program and, ultimately, the attainment of profitable operations is dependent upon future events, including our ability to obtain adequate financing to fulfill our development activities and achieving a level of sales adequate to support our Company's cost structure.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

     Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our significant losses and negative cash flow during our development stage raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully complete our development program and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

We are subject to the risks frequently experienced by early stage companies.

     The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies.
These risks include our potential inability to:

     *   establish product sales and marketing capabilities;
     *   establish and maintain markets for our potential products;
     *   identify, attract, retain and motivate qualified personnel;
     * continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;
     * develop expanded product production facilities and outside contractor relationships;
     *   maintain our reputation and build trust with customers;
     * improve existing and implement new transaction-processing, operational and financial systems;
     * scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

     * contract for or develop the internal skills needed to master large volume production of our products; and
     * fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

We are entering new markets, and if we fail to accurately predict growth in these new markets, we may suffer substantial losses.

     We are devoting significant resources to engineer next-generation electro-optic plastics for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

     * the market may not accept the price and/or performance of our products;
     * there may be issued patents we are not aware of that could block our entry into the market or could result in excessive litigation; and
     * the time required for us to achieve market acceptance of our products may exceed our capital resources which would require additional investment.

The establishment and maintenance of collaborative relationships is critical to the success of our business.

     We expect to sell many of our products directly to commercial customers or through potential industry partners. For example, we expect to sell our electro-optic plastic products to electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our electro-optic plastic products.

     We are developing our electro-optic polymer products to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. All of our potential products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products. If the markets we are targeting fail to accept polymer-based products or determine that other products are superior, we may not be able to achieve market acceptance of our products.

     Achieving market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by customers and to compete effectively would harm our operating results.

Successful commercialization of our current and future products will require us to maintain a high level of technical expertise.

     Technology in our target markets is undergoing rapid change. To succeed in our target markets, we will have to establish and maintain a leadership position in the technology supporting those markets. Accordingly, our success will depend on our ability to:

     * accurately predict the needs of our target customers and develop, in a timely manner, the technology required to support those needs;
     * provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;
     *   establish and effectively defend our intellectual property;
         and
     * enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

We cannot assure you that we will be able to achieve any of these objectives.

Two of our significant target markets are the telecommunications and networking markets, which continue to be subject to overcapacity and slow growth or decline.

     Two of our significant target markets are the telecommunications and networking markets, and developments that adversely affect the telecommunications or networking markets, including delays in traffic growth and changes in U.S. government regulation, could slow down, or even halt our efforts to enter into these markets. Reduced spending and technology investment by telecommunications companies may make it more difficult for our products to gain market acceptance. Such companies may be less willing to purchase new technology such as ours or invest in new technology development when they have reduced capital expenditure budgets.

Many of our products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenues.

     Many of our products will have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, device certification, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

We will require additional capital to continue to fund our operations. If we do not obtain additional capital, we may be required to substantially limit our operations.

     Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations through the second quarter of 2008. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We currently have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We may incur debt in the future that might be secured with our intellectual property as collateral, which could subject our Company to the risk of loss of all of our intellectual property.

     If we incur debt in the future, we may be required to secure the debt with our intellectual property, including all of our patents and patent pendings. In the event we default on the debt, we could incur the loss of all of our intellectual property, which would materially and adversely affect our Company and cause you to lose your entire investment in our Company.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and potentially expose us to litigation.

     We have generated no sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

     * fluctuating demand for our potential products and technologies;
     * announcements or implementation by our competitors of technological innovations or new products;
     * amount and timing of our costs related to our marketing efforts or other initiatives;
     * the status of particular development programs and the timing of performance under specific development agreements;
     * timing and amounts relating to the expansion of our operations;
     * product shortages requiring suppliers to allocate minimum quantities;
     * announcements or implementation by our competitors of technological innovations or new products;
     * the status of particular development programs and the timing of performance under specific development agreements;
     * our ability to enter into, renegotiate or renew key agreements;
     * timing and amounts relating to the expansion of our operations;
     * costs related to possible future acquisitions of technologies or businesses; or
     * economic conditions specific to our industry, as well as general economic conditions.

     Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses are not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

     In one or more future quarters, our results of operations may fall below the expectations of investors and the trading price of our common stock may decline as a consequence. We believe that quarter-to-quarter comparisons of our operating results will not be a good indication of our future performance and should not be relied upon to predict the future performance of our stock price. In the past, companies that have experienced volatility in the market price of their stock have often been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

We cannot predict the pace of marketable products we may generate, and any inability to generate a sufficient number of marketable products would reduce our revenues and harm our business.

     Our future revenues and profitability are dependent upon our ability to create marketable products, whether through our own research and development efforts or through collaborations with customers or industry partners. Because of the inherently uncertain nature of research and development activities, we cannot predict the pace of new product introductions. We must undertake additional research and development before we are able to develop additional products for commercial sale. Product development delays by us or potential product development partners, or the inability to enter into relationships with these potential partners, may delay or prevent us from introducing products for commercial sale. In addition, our product candidates may not result in products having the commercial potential we anticipate. Any of these factors could reduce our potential commercial sales and lead to inability to generate revenue and attain profitability.

Our failure to compete successfully could harm our business.

     The markets that we are targeting for our electro-optic polymer technology are intensely competitive. Most of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

     * succeed in developing products that are equal to or superior to our potential products or that will achieve greater market acceptance than our potential products;
     * devote greater resources to developing, marketing or selling their products;
     * respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;
     * introduce products that make the continued development of our potential products uneconomical;
     * obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;
     *   withstand price competition more successfully than we can;
     * establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and
     * take advantage of acquisitions or other opportunities more readily than we can.

     The failure to compete successfully against these existing or future competitors could harm our business.

We may be unable to establish sales and marketing capabilities necessary to successfully commercialize our potential products.

     We currently have limited sales and marketing capabilities. To date, we have relied upon our strategic partners to assist us in creating an awareness of our developing technology in both the government and commercial markets. We will need to either hire sales personnel with expertise in the markets we intend to address or contract with others to provide for sales support. Although our potential products are all based on our polymer materials technology, the potential products themselves address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ. In addition, the markets in which we operate are highly complex and technical; we may not have the adequate expertise to adequately market our products. We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products. Co-promotion or other marketing arrangements with others to commercialize products could significantly limit the revenues we derive from these products, and these parties may fail to commercialize such products successfully.

We may be unable to obtain effective intellectual property protection for our potential products and technology.

     Our intellectual property, or any intellectual property that we have or may acquire, license or develop in the future, may not provide meaningful competitive advantages. Our patents and patent applications, including those we license, may be challenged by competitors, and the rights granted under such patents or patent applications may not provide meaningful proprietary protection. For example, numerous patents held by third parties relate to polymer materials and electro-optic devices. These patents could be used as a basis to challenge the validity or limit the scope of our patents or patent applications. A successful challenge to the validity or limitation of the scope of our patents or patent applications could limit our ability to commercialize our polymer materials technology and, consequently, reduce our revenues.

     Moreover, competitors may infringe our patents or those that we license, or successfully avoid these patents through design innovation. To combat infringement or unauthorized use, we may need to resort to litigation, which can be expensive and time-consuming and may not succeed in protecting our proprietary rights. In addition, in an infringement proceeding a court may decide that our patents or other intellectual property rights are not valid or are unenforceable, or may refuse to stop the other party from using the intellectual property at issue on the ground that it is non-infringing. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect these rights as fully as the laws of the United States.

     We also rely on the law of trade secrets to protect unpatented technology and know-how. We try to protect this technology and know-how by limiting access to those employees, contractors and strategic partners with a need to know this information and by entering into confidentiality agreements with these parties. Any of these parties could breach the agreements and disclose our trade secrets or confidential information to our competitors, or these competitors might learn of the information in other ways. Disclosure of any trade secret not protected by a patent could materially harm our business.

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from commercializing our potential products.

     Third parties may claim that our potential products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party's intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party's patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

     If our potential products infringe the intellectual property rights of others, we may be required to indemnify customers for any damages they suffer. Third parties may assert infringement claims against our current or potential customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of these customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

Our technology may be subject to government rights and retained research institution rights.

     We may have obligations to government agencies or universities in connection with the technology that we have developed, including the right to require that a compulsory license be granted to one or more third parties selected by certain government agencies. In addition, academic research partners often retain certain rights, including the right to use the technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our partners will limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

The loss of certain of our key personnel, or any inability to attract and retain additional personnel, could impair our ability to attain our business objectives.

     Our future success depends to a significant extent on the continued service of our key management personnel, particularly Harold R. Bennett our chief executive officer and Frederick J. Goetz, Jr. our president. We currently do not have a written employment agreement with Frederick J. Goetz, Jr., and we currently do not maintain key person life insurance on any executive officer. Accordingly, the loss of the services of any of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

     Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel to assist us with product development and commercialization. Competition for highly educated qualified personnel in the polymer industry is intense. If we fail to hire and retain a sufficient number of qualified management, engineering, sales and technical personnel, we will not be able to attain our business objectives.

If we fail to develop and maintain the quality of our manufacturing processes, our operating results would be harmed.

     The manufacture of our potential products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. Also, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are not able to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

We may utilize third parties to manufacture our current products and our revenues could decline if these third parties do not timely complete our orders and our reputation could suffer if we do not maintain high quality standards.

     We may enter into manufacturing arrangements with third party manufacturers and we intend to enter into agreements with additional corporate partners, OEMs and other third parties. We expect to contract with manufacturing companies to perform various portions of our product manufacturing, testing, assembly and shipping and purchase components to be used in our potential products from third-party vendors. If these third parties do not timely complete our orders, or do not properly manufacture our products, our reputation could be harmed, and our revenues could decline. We cannot assure you that we will be able to negotiate arrangements with these third parties on acceptable terms, if at all, or that these arrangements will be successful in yielding commercially viable products. If we cannot maintain our current relationships or establish new arrangements, we will require additional capital to undertake those activities on our own and will require manufacturing expertise that we do not currently possess and that may be difficult to obtain.

If we decide to make commercial quantities of products at our facilities, we will be required to make significant capital expenditures to increase capacity.

     We lack the internal ability to manufacture products at a level beyond the stage of early commercial introduction. To the extent we do not have an outside vendor to manufacture our products, we will have to increase our internal production capacity and we will be required to expand our existing facilities or to lease or construct new facilities or to acquire entities with additional production capacities. These activities would require us to make significant capital investments and may require us to seek additional equity or debt financing. We cannot assure you that such financing would be available to us when needed on acceptable terms, or at all. If we are unable to expand internal production capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales. Further, we cannot assure you that any increased demand for our potential products would continue for a sufficient period of time to recoup our capital investments associated with increasing our internal production capacity.

     In addition, we do not have experience manufacturing our potential products in large quantities. In the event of significant demand for our potential products, large-scale production might prove more difficult or costly than we anticipate and lead to quality control issues and production delays.

We may not be able to manufacture products at competitive prices.

     To date, we have produced limited quantities of products for research, development and demonstration purposes. The cost per unit for these products currently exceeds the price at which we could expect to profitably sell them. If we cannot substantially lower our cost of production as we move into sales of products in commercial quantities, our financial results will be harmed.

We conduct significantly all of our research and development activities at a single facility, and circumstances beyond our control may result in considerable interruptions.

     We conduct significantly all of our research and development activities at a single facility in Wilmington, Delaware. A disaster such as a fire, flood or severe storm at or near this facility could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business.

We could be exposed to significant product liability claims that could be time-consuming and costly and impair our ability to obtain and maintain insurance coverage.

     We may be subject to product liability claims if any of our potential products are alleged to be defective or harmful. Product liability claims or other claims related to our potential products, regardless of their outcome, could require us to spend significant time and money in litigation, divert our management's time and attention from other business concerns, require us to pay significant damages, harm our reputation or hinder acceptance of our potential products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially reasonable terms. Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could impair our ability to commercialize our potential products.

We may be unable to effectively implement new transaction accounting, operational and financial systems.

     To manage the expected growth of our operations and personnel, we will be required to implement complex transaction accounting, operational and financial systems, procedures and controls and to retain personnel experienced in the use of these systems. Deficiencies in the design and operation of our systems, procedures and controls, including internal controls, could adversely affect our ability to record, process, summarize and report material financial information. We cannot assure you that our current and planned systems, procedures and controls will be adequate to support our future operations.

Our failure to effectively manage and support our growth could adversely affect our business.

     Failure to effectively manage and support our growth could adversely affect our business. To date, substantially all of our activities and resources have been directed at the research and development of our technology and development of potential products. The transition from research and development to a product vendor or licensor will create significant additional demands on our infrastructure and will require effective planning and management. We cannot assure you that our resources will be adequate to support our future growth. In addition, future expansion will be expensive and will likely strain our management and other resources. In order to effectively manage growth, we must:

     * manage in-house our operating and financial control systems;
     * continue to develop an effective planning and management process to implement our business strategy;
     * hire, train and integrate new personnel in all areas of our business; and
     * expand our facilities and increase our capital investments.

     We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

We are subject to regulatory compliance related to our operations.

     We are subject to various U.S. governmental regulations related to occupational safety and health, labor and business practices. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alterations of our production processes, cessation of operations, or other actions, which could harm our business.

     We may be unable to export our potential products or technology to other countries, convey information about our technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to United States export or other regulations.

     We are developing certain polymer-based products that we believe the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology if necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

We may incur liability arising from the use of hazardous materials.

     Our business and our facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In our business, we use hazardous materials that are stored on site. We use various chemicals in our manufacturing process that may be toxic and covered by various environmental controls. The waste created by use of these materials is transported off-site by an unaffiliated waste hauler. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could severely harm our business.

Our plan to develop relationships with strategic partners may not be successful.

     Part of our business strategy is to maintain and develop strategic relationships with government agencies, private firms, and academic institutions to conduct research and development of technologies and products. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

As our business grows, if we need to establish global operations, we will be subject to various risks.

     Many of the markets that we propose to address are global and may require us to conduct foreign operations, including the establishment of sales, manufacturing and possible research and development facilities in other countries. While the specific risks that will apply to these activities would depend on the circumstances, we could become subject to risks relating to foreign currency fluctuations, political and social unrest, local regulatory systems and varying standards for the protection of intellectual property. The existence of any of these risks will complicate our business and may lead to unexpected and adverse effects on our business. If we are required to conduct significant foreign operations, we will also need expertise in such operations, which we do not presently have.

Our limited operating history makes financial forecasting difficult for us and for others that may publish estimates of our future financial results.

     As a result of our limited operating history, it is difficult to accurately forecast our revenue and results, including product sales, cost of revenue, research and development expenses, marketing, general and administrative expenses and other financial and operating data. We have a limited amount of meaningful historical financial data upon which to base projected revenue or expenses. We base our current expense levels and estimates of future expense levels on our operating plans and estimates of future revenue, and our future expenses will be dependent in large part upon our future levels of product sales. Sales and results are difficult to forecast because we do not currently have any commercial customers or government contracts, we are uncertain of the extent of orders for our products and the mix, volume and timing of any such orders. As a result, we may be unable to make accurate financial forecasts of revenue or expenses. Financial analysts and others that may seek to project our future performance face similar difficulties. This inability to accurately forecast our revenue and expenses could cause our financial results to differ materially from any projected financial results and could cause a decline in the trading price of our common stock.

Item 2.   Description of Property.

     We share approximately 1,200 square feet of office space with Universal Capital Management, Inc. for our executive and business office headquarters that are located at 2601 Annand Dr. #16, Wilmington, Delaware 19808. We coordinate our operations and market our services from this space. Universal Capital Management, Inc. allows us to utilize this office space free of charge on a month-to-month basis.

     We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. We operate an organic synthesis and thin-films laboratory from this facility, which has state-of-the-art equipment including NMR, IR, UV/VIS and HPLC analytical systems, profilometry evaluation and electro-optic (r33) materials characterization necessary to produce next generation fiber-optic organic materials. We lease this space at fair market value rates from a third party. The lease expires on December 31, 2008 and annual rent for the space is $8,593.

     We believe our executive and business office headquarters are adequate for our reasonably foreseeable needs.

Item 3.   Legal Proceedings.

     During the spring of 2005, we raised $1,000,000 through the sale of 4,000,000 shares of our common stock in a limited offering to persons considered to be accredited investors. Our Company received a legal opinion from outside counsel as to the availability of an exemption from registration with the Securities and Exchange Commission (the "SEC" or "Commission") with respect to the limited offering.

     In December 2005, we were informed by the Commission that it is investigating the circumstances surrounding the $1,000,000 offering described above including the subsequent public resale of certain shares originally sold in the offering, along with related matters. Our Company has further been informed that the original issuance of the stock and subsequent resale thereof may have been done, in the opinion of the Commission, in violation of the registration provisions of the Securities Act of 1933, as amended. These matters could lead to enforcement action by the Commission. Our Company has committed to cooperate fully with the Commission with the intention that all issues will be resolved as quickly as possible.

     Ronald R. Genova v. Third-Order Nanotechnologies, Inc., PSI-
     ------------------------------------------------------------
TEC Holdings, Inc. and Universal Capital Management
---------------------------------------------------

     This case was filed in Philadelphia County, Court of Common
Pleas, on July 23, 2007. Ronald R. Genova is the Plaintiff. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and
Universal Capital Management are each a Defendant. The case is in the early stages.

     Ronald R. Genova ("Genova") served as a consultant and then as the interim chief executive officer of our Company. The Company terminated Genova effective February 28, 2007. On March 26, 2007 the Company paid Genova $9,806, which the Company determined was the full amount the Company owed Genova. Genova sued, claiming he was owed an additional $84,650 plus interest for unpaid consulting fees in the amount of $32,516, a performance bonus in the amount of $50,000, and an expense reimbursement in the amount of $2,135. Pursuant to the complaint, Genova is alleging breach of contract, fraud and promissory estoppel in an amount in excess of $180,000, in addition to the right to exercise his options, that expired on May 30, 2007, until February 13, 2016 or a judgment in an additional amount equal to the monetary value of such options plus punitive damages, interest and costs. Our position is that Genova has been fully paid all amounts due to him, that Genova's options expired and that he is not entitled to exercise such options at any time now or in the future.

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

         Other than described herein, we are not aware of any litigation or threatened litigation of a material nature.

Item 4.   Submission Of Matters To A Vote Of Security Holders.

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters and Small Business Issuer Purchases of Equity
          Securities.

                      Market Information

     Our common stock is currently traded under the symbol LWLG on the on the over-the-counter bulletin board ("OTCBB"). Prior to January 10, 2008, our common stock was traded on the Pink Sheets'
Electronic Quotation Service (the "Pink Sheets").

     The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                                   High             Low
                              ---------------   -------------
                               Bid      Asked   Bid     Asked
     2006      1st Quarter    $2.10     $2.15   $2.15   $0.90
               2nd Quarter    $1.87     $2.00   $2.00   $1.10
               3rd Quarter    $1.14     $1.25   $1.25   $0.53
               4th Quarter    $0.83     $0.86   $0.38   $0.42

     2007      1st Quarter    $0.72     $0.74   $0.42   $0.48
               2nd Quarter    $0.92     $0.95   $0.56   $0.59
               3rd Quarter    $0.77     $0.79   $0.40   $0.45
               4th Quarter    $0.91     $0.94   $0.55   $0.58

                            Holders

    As of the date of this annual report, we have a total of 34,021,742 shares of common stock outstanding, held of record by approximately 2423 shareholders. We do not have any shares of preferred stock outstanding.

                           Dividends

     No cash dividends have been declared or paid on our common stock to date. No restrictions limit our ability to pay dividends on our common stock. The payment of cash dividends in the future, if any, will be contingent upon our Company's revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends is within the discretion of our board of directors. Our board of director's present intention is to retain all earnings, if any, for use in our business operations and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

         Equity Compensation Plans as of December 31, 2007.

----------------------------------------------------------------------------------------------
                                                                       Number of securities
                                                                      remaining available for
                                                                       future issuance under
                    Number of securities to     Weighted-average        equity compensation
                    be issued upon exercise      exercise price          plans (excluding
                    of outstanding options,    outstanding options,    securities reflected
                      warrants and rights      warrants and rights         in column (A))
Plan category                  (a)                     (b)                      (c)
==============================================================================================
Equity compensation
plans approved by
security holders           1,752,000                   $0.72                  1,748,000
==============================================================================================
Equity compensation
plans not approved
by security holders              ---                     ---                        ---
==============================================================================================
         Total             1,752,000                   $0.72                  1,748,000
==============================================================================================


     In October 2007 we canceled our Company's 2005 Stock Option
Plan and adopted a new 2007 Employee Stock Plan ("2007 Plan") for the benefit of our directors, officers, employees and consultants, and we have reserved 3,500,000 shares of common stock for such persons pursuant to the 2007 Plan.

       Penny Stock Regulations and Restrictions on Marketability

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

     The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

     In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

      These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

            Recent Sales of Unregistered Securities

     During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

     Common Stock

     During 2006, we authorized the private offering of our common stock to raise up to an aggregate of $1,000,000, with up to 20 units to be offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. The private offering was closed in March 2007 and raised a total of $999,000, $574,000 of which was raised during the first quarter of 2007. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

     During February 2007, we issued: (i) 151,785 shares of our common stock to one accredited investor for stock analyst services. The shares were valued at approximately $0.70 per share for an aggregate amount of approximately $106,250; and (ii) 1,000,000 shares of our common stock to one accredited investor for management advisory services. The shares were valued at approximately $0.58 per share for an aggregate amount of approximately $580,000. These persons were the only offerees in connection with these transactions. Our Company relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

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

     Also during April 2007, we authorized a $1,000,000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $0.50 per share. This private offering raised an aggregate of $667,000. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

     During October 2007, we authorized a $1,500,000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 25 units were offered at the offering price of $60,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of December 31, 2007, this private offering raised an aggregate of $1,060,524. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

     Warrants to Purchase Common Stock

                   Shares Underlying
Date  Issued    Warrants/ Exercise Price     Exercise/Expiration Schedule
------------    ------------------------     ----------------------------
  ----(1)           574,000/$.50             ----(2)(3)

April 17, 2007      100,000/$0.25            100,000 shares from 4/17/07 - 4/17/10(4)
                    300,000/$0.25            300,000 shares from 4/17/07 - 4/17/10(4)
                    150,000/$0.25            150,000 shares from 4/17/07 - 4/17/10(4)
                    100,000/$0.25            100,000 shares from 4/17/07 - 4/17/10(4)
                    500,000/$0.25            500,000 shares from 4/17/07 - 4/17/10(4)
                    500,000/$0.25            500,000 shares from 4/17/07 - 4/17/12(4)

  ----(5)           667,000/$0.50            ----(2)(3)

  ----(6)           833,770/$1.00            ----(2)(3)

___________________
  1. Issued at various times during 2007 in connection with our 2006 private offering.
  2.   The warrants are immediately exercisable for a period of two
       (2) years from the date of purchase.
  3. We relied upon Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.
  4. The warrants were issued in connection with advisory or consulting services provided to our Company and vest at various times pursuant to the specific terms of the advisor's or consultant's warrant agreement. These persons were the only offerees in connection with this transaction. Our Company relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.
  5. Issued at various times during 2007 in connection with our April 2007 private offering.
  6. Issued at various times during 2007 in connection with our October 2007 private offering.

     No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                        Plan of Operation

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

Overview

     Lightwave Logic, Inc., formerly, Third-Order
Nanotechnologies, Inc., formerly, PSI-TEC Holdings, Inc., formerly Eastern Idaho Internet Service, Inc. was organized under the laws of the State of Nevada in 1997, where we engaged in the business of marketing Internet services until June 30, 1998 when our operations were discontinued. We were then inactive until we acquired PSI-TEC Corporation as our wholly owned subsidiary on July 14, 2004, at which time our name was changed to PSI-TEC Holdings, Inc. On October 20, 2006, we completed a parent-subsidiary merger with PSI-TEC Corporation whereby we were the surviving corporation of the merger, and our name was changed to Third-Order Nanotechnologies, Inc. On March 10, 2008, we changed our name to Lightwave Logic, Inc. to better suit our strategic business plan and to facilitate stockholder recognition of our Company and its business.

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

     In August, 2006 we entered into a co-location agreement with InPlane Photonics, a New Jersey-based micro-optics company that allowed our scientists to establish a pre-production line in order to test and integrate our organic materials into waveguide devices and system prototypes as a first step toward product commercialization. This agreement was terminated at the end of January 2007 so that we could focus on pursuing a strategic relationship with Photon-X LLC, a Pennsylvania-based firm with extensive experience in polymer waveguide processing. We entered into a non-binding memorandum of understanding with Photon-X, LLC in December 2006 to work towards creating a "fee for services" agreement with Photon-X, LLC to design, develop, produce and market electro-optic components based upon our polymer technology. Such an agreement with Photon-X, LLC would afford our Company access to a full suite of fabrication facilities capable of producing commercial quantities of precision micro-optic devices such as high-speed (40GHz) telecom modulators, optical filters, and optical interconnects important to military and civilian global information movement and management markets.

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

     In July 2007, our Company developed an innovative process to integrate our unique architecture into our anticipated commercial devices, whereby dendritic spacer systems are attached to its core chromophore. In the event we are successful in developing a commercially viable product, we believe these dendrimers will reduce the cost of manufacturing materials and reduce the cost and complexity of tailoring the material to specific customer requirements.

     In January 2008, we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets.

     In March 2008, we commenced production of our first prototype photonic chip, which we delivered to our partner, Photon-X, LLC who will fabricate a prototype polymer optical modulator and measure its technical properties. We hope to be able to demonstrate this prototype early in the second quarter. We intend to utilize the services of Dr. Robert Norwood at the University of Arizona Photonics Department to perform the necessary proof of concept tests, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures at the University of Arizona. Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product marketing and development in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a function prototype to create a credible technology offering.

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

     We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.

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

Results of Operations

Comparison of Fiscal 2007 to Fiscal 2006

     Revenues

     We had no revenues in fiscal 2007 or 2006 since we are a development stage company that has yet to commence revenue creating operations.

     Operating Expenses

     Our operating expenses were $4,228,748 and $2,994,749 for the years ended December 31, 2007 and 2006, respectively, for an increase of $1,233,999. This increase in operating expenses was due primarily to our hiring additional personnel, significantly increasing our research and development activities, and legal, accounting, investor relations and other costs associated with being a fully reporting public company.

     Included in our operating expenses for 2007 was $1,305,333 for research and development expenses compared to $1,179,997 for 2006. Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

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

     General and administrative expenses increased $1,108,663 to $2,923,415 for 2007 compared to $1,814,752 for 2006. The increase is due primarily to our increases in accounting and auditing fee, legal fee, management fees, investor relations fees, and wages and salaries, which were offset by a decrease in rent, insurance, state income taxes, travel and entertainment, and other costs.

     Accounting and auditing fees were $112,452 and $83,933 in 2007 and 2006. The increase of $28,519 was primarily due to the fees associated with filing a registration statement with the Securities and Exchange Commission and becoming a fully reporting company. Legal fees increased $42,513 to $185,224 in 2007 compared to $142,711 in 2006 due to fees associated with the preparation of the Form 10-SB and other legal services provided to our Company.

     Wages and salaries increased $210,711 from $425,502 in 2006 to $636,213 in 2007 due to the amortization of employee options and an increase in pay for some of the officers. Consultant expense was $649,648 in 2006 and $954,821 in 2007. The increase of $305,173 was due to additional consultants being used during 2007.

     Management fees increased $454,788 to $773,333 from $318,545 in 2006 as a result of an additional contract signed in February 2007. Investor relations fees increased $436,000 from $0 in 2006 to $436,000 due to the Company becoming fully reporting with the SEC and switching from the Pink Sheets to the Over-the-Counter Bulletin Board.

     State income tax of $0 and $20,169 was paid during 2007 and 2006 for taxes on payroll in prior years. The decrease of $20,169 is due to the prior years' taxes being settled during 2006.

     Rent decreased $9,850 from $20,275 in 2006 to $10,425 in
2007 due to the lease in the New Jersey lab being cancelled by the Company of $3,000 per month. Insurance expenses decreased $8,287 from $60,721 in 2006 to $52,434 in 2007 due to a decrease in the directors' and officers' insurance from 2006 to 2007.

     Travel expenses decreased $22,781 to $14,919 in 2007 compared to $37,700 in 2006 due to expenses in 2006 for conferences that the Company did not attend in 2007 and for a consultant that was traveling in 2006.

     We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

     Other Income (Expense)

     Other income was $5,299 in the year ended December 31, 2007, consisting of $10,548 of interest income on cash deposits and short term investments, $637 of realized gain on investment and $5,886 of interest expense compared to other income of $60,940 in the year ended December 31, 2006, consisting of $243 of interest income on cash deposits and short term investments, $1,527 of dividend income, $63,187 of realized gain on investment and $4,017 of interest expense.

     Net Loss

     Net loss was $4,223,449 and $2,933,809 for the years ended December 31, 2007 and 2006, respectively, for an increase of $1,289,640, primarily resulting from research and development and general and administrative expenses incurred as described above.

Critical Accounting Policies

     The Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements. The Company believes that, of its significant accounting policies, the following may involve a higher degree of judgment, estimation, or complexity than other accounting policies.

Merger

     On July 14, 2004, the Company acquired PSI-TEC. Under the terms of the merger agreement, the stockholders of PSI-TEC received 15,600,000 shares of common stock in exchange for its 2,206,280 shares. Following the merger, the Company changed its name to PSI-TEC Holdings, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by PSI-TEC Holdings, Inc. for the net monetary assets of PSI-TEC, accompanied by a recapitalization, and is accounted for as a change of capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquirer, PSI-TEC Holdings, Inc., are those of the legal acquiree, PSI-TEC, which is considered to be the accounting acquirer. On October 20, 2006, PSI-TEC Holdings, Inc. and PSI-TEC merged and changed its name to Third-Order Nanotechnologies, Inc. On March 10, 2008, Third-Order Nanotechnologies, Inc. changed its name to Lightwave Logic, Inc.

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

Liquidity and Capital Resources

     During 2007, net cash used in operating activities was $1,434,681 and net cash used in investing activities was $182,384, which was primarily for patents and equipment. Net cash provided by financing activities during 2007 was $2,095,988. At December 31, 2007, our cash and cash equivalents totaled $479,451, our assets totaled $871,271, our liabilities totaled $218,091, and we had stockholders' equity of $653,180.

     During 2006, net cash used in operating activities was $742,675 and net cash provided by investing activities was $166,873, which was derived primarily by proceeds from the sale of available securities. Net cash provided by financing activities during 2006 was $426,303. At December 31, 2006, our cash and cash equivalents totaled $528, our assets totaled $839,746, our liabilities totaled $264,974, and we had stockholders' equity of $574,772.

Sources and Uses of Cash

     Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur in excess of $1,200,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during 2008.

     Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next three (3) months, however, we will need to obtain additional future financing during the remaining part of 2008 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

     We expect that our cash used in operations will increase during 2008 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2007

     Net cash used in operating activities was $1,434,681 for the year ended December 31, 2007, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,550,442 in deferred charges, $690,362 in warrants issued for services, $102,999 in options issued for services, $530,292 in common stock issued for services, $2,059 in prepaid expenses and $30,952 in accrued expenses.

     Net cash used in investing activities was $182,384 for the year ended December 31, 2007, consisting of $132,045 for the purchase of intangibles (patents) and $50,339 for the purchase of equipment.

     Net cash provided by financing activities was $2,095,988 for the year ended December 31, 2007 and consisted of $2,301,524 of proceeds from the sale of our common stock, offset by $200,000 for a subscription agreement that was rescinded by a shareholder, the repayment of $4,068 of notes payable and the repayment of $1,468 of advances from officers.

For the year ended December 31, 2006

     Net cash used in operating activities was $742,675 for the year ended December 31, 2006, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,502,562 in deferred charges, $66,500 in warrants issued for services, $428,888 in options issued for services, $75,000 in receivables, $153,763 in accounts payable and $24,800 in accrued expenses.

     Net cash provided by investing activities was $166,873 for the year ended December 31, 2006, consisting of proceeds from the sale of available for sale securities of $175,387, offset by $8,514 for intangibles.

     Net cash provided by financing activities was $426,303 for the year ended December 31, 2006 and consisted of $425,000 of proceeds from the sale of our common stock, and $6,500 from a subscription receivable, offset by the repayment of $5,197 of notes payable.

Inflation and Seasonality

     We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 7.   Financial Statements.

     Our Financial Statements of are attached as Appendix A
(following Exhibits) and included as part of this Form 10-KSB
Report. A list of our Financial Statements is provided in response to Item 13 of this Form 10-KSB Report.

Item 8.   Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     Not Applicable

Item 8A.  Controls and Procedures.

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

Item 8B.  Other Information.

     Not Applicable

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons and  Corporate  Governance; Compliance with
          Section 16(a) Of the Exchange Act.

(a)  Identity of directors, executive officers and significant employees.

       Name               Age  Position                    Term/Period Served
--------------------      ---  --------                    ------------------
Harold R. Bennett         50   Director, Chief Executive   1 yr./Since 2007
                               Officer

Frederick J. Goetz, Jr.   32   Director, President         1 yr./Since 2004

Frederick J. Goetz        64   Chief Science Officer       ----/Since
                                                           Inception (1)

David F. Eaton            60   Chief Technology Officer    ---

Andrew J. Ashton          31   Director, Senior Vice       1 yr./Since 2004
                               President, Treasurer,
                               Secretary

William C. Pickett, III   64   Director                    (2)/Since 2008

Terry Turpin              65   Optical Computing           Since March 2008
                               Guru(3)

________________________
  1. Dr. Goetz was the founder of PSI-TEC Corporation and has served as an officer and until 2005, a director, of our Company since its inception.
  2. In January 2008 our board of directors increased the number of board members from three to four and appointed Mr. Pickett to fill the vacancy on the board of directors. Mr. Pickett's term will continue until the next annual stockholder's meeting or until his successor is duly appointed.
  3. Optical Computing Guru is not an executive officer position, but our Company anticipates that Mr. Turpin's expertise in optical computing and his respect in the optical computing community will significantly contribute to the development of our Company.

(b) Business experience of directors, executive officers, and significant employees.

     Mr. Harold R. Bennett. Mr. Bennett has served as an officer and director of our Company since March 2007. Since January 2008, Mr. Bennett also serves as a director of Theater Xtreme Entertainment Group, Inc., a publicly traded company. Since 1994 to the present, Mr. Bennett has acted as an independent management consultant serving as a corporate restructuring advisor for large high-tech corporations, including DuPont, Silicon Graphics, 3M and Sun Microsystems. Most recently, Mr. Bennett successfully implemented a program for DuPont to outsource innovation by creating a new business model for DuPont Ventures. Prior to 1994, Mr. Bennett gained extensive experience in starting and growing companies in Silicon Valley, including Aprex, West End Partners Imaging and Digital Research. Mr. Bennett has a degree in Mathematical Physics from Stanford University and is named on several U.S. Patents.

     Mr. Frederick J. Goetz, Jr. Mr. Goetz has served as an officer and director of our Company since July 2004. Mr. Goetz is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation. He is a leader in the corporate coding and operation of electrostatic simulation software for nonlinear optic materials development and aids in the development of novel molecular designs and quantum mechanical interpretation at our Company. Prior to joining our Company, Mr. Goetz began his career at Lawrence Berkeley Laboratory and the Army Research Laboratory on Aberdeen Proving Grounds after graduating first in his class in physics from the University of Delaware in 1997. He holds a degree in physics and currently serves as technical advisor on the board of Universal Capital Management. Frederick J. Goetz, Jr. is Dr. Goetz's son.

     Dr. Frederick J. Goetz. Dr. Goetz founded our Company in 1991 and has served as an officer and until 2005, a director, of our Company since its inception. Dr. Goetz has dedicated his life to the advancement of electro-optics. A recognized industrial expert in polyheterocyclic organic chemistry, his distinguished career began at American Aniline Products, where he served as a research project team leader. He went on to lead groups at American Color and Chemical Corporation, Hooker Chemical and Plastics, Occidental Petroleum (Senior Scientist), Occidental

Chemical, DuPont Experimental Station (Research Associate), Pennwalt, and Atochem North America. Dr. Goetz established an electro-optics program at Atochem, before founding PSI-TEC Corporation in 1991. Dr. Goetz is Frederick J. Goetz, Jr.'s father.

     Dr. David F. Eaton. Mr. Eaton has served as an officer of our Company since May 2007. For over 30 years, Mr. Eaton was employed in DuPont's chemical division, with his most recent appointment being its technology director. Most recently, from September 2003 to present, Mr. Eaton founded and is the principal of Light Insights, LLC, a consulting firm, and from March 2005 to present, Mr. Eaton has served as vice president of technology for software company Precision Cure, LLC. Mr. Eaton has a bachelor's degree in chemistry from Wesleyan University and a Ph.D. in chemistry from the California Institute of Technology.

     Mr. Andrew J. Ashton. Mr. Ashton has served as an officer and director of our Company since July 2004. Since that time his assistance in the creation of the synthetic chemistry of our novel molecular architecture has been fundamental to our Company's success. His current duties include the development of chemical synthesis, providing extensive analytical support and assisting with our Company's management goals. Mr. Ashton is a skilled computer scientist and organic chemist who began his career in 1998 at the Army Research Laboratory on the Aberdeen Proving Grounds where he helped to design and implement computer interfaces for fiberglass composite analysis. At that time he joined PSI-TEC Corporation as a financial manager and was responsible for day to day administrative duties. He was instrumental in securing government funding, PSI-TEC's sole financial source, until 2003.

     Mr. William C. Pickett, III. Mr. Picket has served as a director of our Company since January 2008. Mr. Pickett enjoyed a 32 year career with E.I. DuPont de Nemours & Co., where he worked in numerous financial leadership positions, including serving from February 2002 to April 2004 as Chief Financial Officer of Invista, DuPont's $7 billion man-made fibers company, which was ultimately sold to Koch Industries, Inc. Since February 2005 Mr. Pickett has been serving as a member of the Board of Directors, Executive Committee, Treasurer and Chair of the Finance Committee of the Ronald McDonald House of Delaware; and since December 2004, Mr. Picket has been serving as Chair of Audit Committee and Chief Compliance Officer of the Operation Warm charity. Mr. Pickett received his MBA from Harvard Business School and a BA from Trinity College.

     Mr. Turpin has served as our Optical Computing Guru since
March 2008. Since October 2006, Mr. Turpin has been a member of the UMBC College of Natural Science and Mathematics Advisory
Board. Until January 2007, when Essex Corporation was acquired by Northrop Grumman Space & Mission Systems Corp., Mr. Turpin was a director of Essex Corporation. Mr. Turpin remained Senior Vice President and Chief Scientist for Essex Corporation after its acquisition until April 2007. Mr. Turpin was appointed as a director of Essex Corporation in January 1997 and became its Senior Vice President and Chief Scientist in 1996. He joined
Essex Corporation through a merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June
1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the National Securities Agency (NSA). He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components.

Mr. Turpin represented the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

     Each Director of the Company holds such position until the next annual meeting of shareholders and until his successor is duly elected and qualified. The officers hold office until the first meeting of the board of directors following the annual meeting of shareholders and until their successors are chosen and qualified, subject to early removal by the board of directors.

     Audit Committee Financial Expert

     During the period covered by this report, the Company did not have an audit committee financial expert on its audit committee. This is due to the Company's development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether its audit committee should appoint an audit committee financial expert on its audit committee.

     Audit Committee

     During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company's entire board of directors served, and currently serves, in that capacity. This is due to the Company's development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place.

     Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of our knowledge, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

     Code of Ethics

     The Company has not yet adopted a code of ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or any other position due to its development stage, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a code of ethics should be developed and adopted.

Item 10.   Executive Compensation.

Executive Compensation

           The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for the fiscal years ended December 31, 2007 and 2006.

                    Summary Compensation Table
                    --------------------------
                                                                              Nonqualified
Name                                                           Non-Equity       Deferred
and                                       Stock     Option   Incentive Plan   Compensation     All Other
principal                Salary   Bonus   Awards    Awards    Compensation      Earnings     Compensation     Total
position           Year   ($)      ($)     ($)       ($)          ($)             ($)            ($)           ($)
--------           ----  ------   -----   ------   --------  --------------   ------------   ------------   -------
Harold R.          2007  114,000    0    288,000    447,379        0              0            189,228    1,038,607
Bennett
Director
CEO(1)

Ronald R.          2007   25,806    0      0         33,540        0               0               0          59,346
Genova,            2006   96,000    0      0        473,737        0               0               0         569,737
Interim
CEO(2)

Frederick J.       2007   88,000  45,000   0           0           0               0              5,000(4)   133,000
Goetz, Jr.,        2006   96,000    0      0           0           0               0              6,000(4)   102,000
President,
Director(3)

(1) Mr. Bennett was appointed to serve as our Chief Executive Officer in March 2007. Mr. Bennett receives $12,000 per month for his services as the Company's chief executive officer. On April 17, 2007, Mr. Bennett received a warrant to purchase up to 300,000 shares of common stock at a purchase price of Twenty-Five Cents ($0.25) per share. On November 17, 2007, pursuant to the Company's 2007 Plan, the Company issued 400,000 shares of the Company's restricted common stock and an option to purchase up to 750,000 shares of the Company's restricted common stock at an exercise price of $0.72 per share to Mr. Bennett for his services as the Company's chief executive officer.
(2) From September 2005 to February 2007, Mr. Genova served as our Interim Chief Executive Officer. Mr. Genova received $8,000 per month for serving as our interim chief executive officer. Mr. Genova deferred payment of $24,000 owed to him during 2006 due to our limited operating capital. Previously, on May 6, 2005, we entered into an Advisory Board Agreement with Mr. Genova whereby we named Mr. Genova to our Advisory Board to provide advisory services to our Company, and pursuant to that agreement we issued to Mr. Genova a warrant to purchase 100,000 shares of our common stock at an exercise price of $2.10 per share. On February 14, 2006, we canceled that warrant and granted Mr. Genova stock options to purchase up to 500,000 shares of our common stock at the exercise price of $1.00 per share pursuant to our 2005 Stock Option Plan, all of which are expired.

(3) We have no written employment agreement with Fred Goetz, Jr.
    Mr. Goetz receives an annual salary of $96,000. Mr. Goetz deferred payment of $8,000 owed to him during 2006.
(4) We provided an automobile that Mr. Fred Goetz, Jr. utilized at a cost to us of approximately $5,000 to $6,000 per year, which was discontinued in October 2007.

Summary of Options Grants

      Set forth below is a summary of our option awards to executive officers outstanding as of December 31, 2007, our latest fiscal year end.

                                                                                                              Equity
                                                                                                              Incentive Plan
                                       Equity                                                                 Awards:
                                       Incentive Plan                             Market     Equity Incentive Market or
                         Number of     Awards:                         Number of  Value of   Plan Awards:     Payout Value
          Number of      Securities    Number of                       Shares or  Shares or  Number of        of Unearned
          Securities     Underlying    Securities                      Units of   Units of   Unearned Shares, Shares, Units
          Underlying     Unexercised   Underlying  Option              Stock That Stock That Units or Other   or Other
          Unexercised    Options       Unexercised Exercise Option     Have Not   Have Not   Rights That Have Rights That
          Options (#)    (#)           Unearned    Price    Expiration Yet        Yet        Not Yet          Have Not
Name      Exercisable(1) Unexercisable Options(#)  ($)      Date       Vested(#)  Vested(#)  Vested(#)        Vested($)
----      -----------    ------------- ----------  ---      ----       ---------  ---------  ---------        ---------

Harold R.   300,000          75,000        ---     $0.25  04/17/2010      ---        ---        ---              ---
Bennett     750,000           ---        687,500   $0.72  11/17/2012      ---        ---        ---              ---

(1) We grant stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of these options are computed in accordance with FAS 123R and are reported in the Summary Compensation Table above in the column titled "Option Awards." On April 17, 2007, Mr. Bennett received a warrant to purchase up to 300,000 shares of common stock at a purchase price of $0.25 per share. 25,000 shares vested on April 17, 2007 and the remaining 275,000 shares vest in 11 equal monthly installments of 25,000 shares per month commencing on the 15th day of each month following April 17, 2007. On November 17, 2007, pursuant to the Company's 2007 Plan, the Company issued 400,000 shares of the Company's restricted common stock and an option to purchase up to 750,000 shares of the Company's restricted common stock at an exercise price of $0.72 per share to Mr. Bennett for his services as the Company's chief executive officer. 62,500 shares underlying the options vest at the end of every three month period commencing November 17, 2007. At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

                    Compensation of Directors

     During fiscal years 2006 and 2007, no officer or director received any type of compensation from our Company for serving as such.

Compensation Committee

     Our Board of Directors currently has no formal committees, such as a compensation committee or an audit committee.


Employee Stock Plan

     We adopted our 2007 Plan for the benefit of our directors, officers, employees and consultants, and we have reserved
3,500,000 shares of common stock for such persons pursuant to the 2007 Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

       Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of February 29, 2008, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Name and Address              Amount and Nature
of Beneficial Owner (1)     of Beneficial Ownership(3)   % of Class Owned (5)
-----------------------     --------------------------   --------------------
Frederick J. Goetz, Jr. (2)        3,372,000                    9.99%
Frederick J. Goetz (2)             6,597,000 (4)               19.56%
Mary Goetz (2)                     6,597,000 (4)               19.56%
Andrew J. Ashton                   3,132,000                    9.29%

___________________________
1. In care of our Company at 2601 Annand Dr. #16, Wilmington,
   Delaware 19808.
2. Frederick J. Goetz and Mary Goetz are Husband and wife, and Frederick J. Goetz, Jr. is their son.
3. To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.
4. Consists of (i) 3,465,000 shares of common stock owned by Frederick J. Goetz; and (ii) 3,132,000 shares of common stock owned by Mary Goetz. Each of Frederick J. Goetz and Mary Goetz disclaim any beneficial ownership of their spouse's shares of common stock.
5. Based on 33,721,742 shares of common stock outstanding on February 29, 2008. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

                 Security Ownership of Management

     The following table sets forth, as of February 29, 2008, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Name and Address               Amount and Nature
of Beneficial Owner (1)  of Beneficial Ownership (2)  % of Class Owned (3)(4)
-----------------------  ---------------------------  -----------------------
Harold R. Bennett               762,500 (5)                       2.26%
Director, Chief Executive
Officer

Frederick J. Goetz, Jr. (6)   3,372,000                           9.99%
Director, President

Andrew J. Ashton              3,132,000                           9.29%
Director, Executive
Vice President, Treasurer
Secretary

Frederick J. Goetz (6)        6,597,000 (7)                      19.56%
Chief Science Officer

David Eaton                     191,750 (8)                         *
Chief Technology Officer

William C. Pickett, III          25,000 (9)                         *
Director

Directors  and  Officers     13,905,250                             41%
as a Group ( 6 Persons)

____________________________
* Less than 1%.
1. In care of our Company at 2601 Annand Dr. #16, Wilmington,
   Delaware 19808.
2. To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.
3. Based on 33,721,742 shares of common stock outstanding on February 29, 2008. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.
4. If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

5. Consists of 400,000 shares of common stock; an option to purchase up to 62,500 shares of common stock exercisable within 60 days from the date hereof; and a warrant to purchase up to 300,000 shares of common stock exercisable within 60 days from the date hereof.
6. Frederick J. Goetz and Mary Goetz are Husband and wife, and Frederick J. Goetz, Jr. is their son.
7. Consists of (i) 3,465,000 shares of common stock owned by Frederick J. Goetz; and (ii) 3,132,000 shares of common stock owned by Mary Goetz. Frederick J. Goetz disclaims any beneficial ownership of the 3,132,000 shares of common stock owned by Mary Goetz, his wife.
8. Consists of an option to purchase up to 41,750 shares of common stock and a warrant to purchase up to 150,000 shares of common stock exercisable within 60 days from the date hereof.
9. Consists of an option to purchase up to 25,000 shares of common stock exercisable within 60 days from the date hereof.

      We are not aware of any arrangements that could result in a change of control.

  Securities Authorized for Issuance under Equity Compensation Plans

     Our Company currently has 3,500,000 securities authorized for issuance under our 2007 Employee Stock Plan ("2007 Plan"). Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in
Part II -Item 5 of this report.

Item  12.  Certain Relationships and Related Transactions;  and
           Director Independence.

     Not applicable.

Item 13.  Exhibits.

INDEX TO EXHIBITS.

Exhibit No.    Description of Exhibit             Sequential Page No.

 (2) Charter and Bylaws.
     2.1   Certificate of Amendment to Articles of Incorporation**
     2.2   Bylaws*

(3)  Instruments defining the rights of security holders.
     3.1   Certificate of Amendment to Articles of Incorporation**
     3.2   Bylaws*

(10) Material Contracts.
     10.1  Employment Agreement - Harold R. Bennett

     10.2  Employment Agreement - David F. Eaton
     10.3  Employment Agreement - Terry Turpin
     10.4  Director Agreement-William C. Pickett, III***
     10.5  Facility Lease*
     10.6  Photon-X, LLC Memorandum of Understanding*
     10.7  Triple Play Communications Corporation Agreement*
     10.8  Universal Capital Management, Inc. Agreement*
     10.9  2007 Employee Stock Plan**

(31)
     31.1  Certification of the CEO of Lightwave Logic, Inc.
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of the Treasurer of Lightwave Logic, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)
     32.1  Certification of the CEO of Lightwave Logic, Inc.
           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification of the Treasurer of Lightwave Logic, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*   Incorporated by reference to Registrant's Form 10-SB filed
April 13, 2007.

**  Incorporated by reference to Registrant's Definitive
Schedule 14C Information Statement filed on February 19, 2008.

*** Incorporated by reference to Registrant's Form 8-K filed
March 26, 2008.

Item 14. Principal Accountant Fees and Services

Audit Fees.
----------

     The aggregate fees billed for the years ended December 31, 2007 and 2006 for professional services rendered by Morison Cogen, LLP for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2007 was $31,600; and for the year ended December 31, 2006 was $30,500.

Audit-Related Fees.
------------------

     No fees were billed for the years ended December 31, 2007 and 2006 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

Tax Fees.
--------

     No fees were billed for the years ended December 31, 2007 and 2006 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP.

All Other Fees.
--------------

     No fees were billed for the fiscal years ended December 31, 2007 and 2006 for products and services provided by Morison
Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.
-------------------------------------

     The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company's audit committee.

     None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended December 31, 2007 were attributed to work performed by persons other than Morison Cogen, LLP's full-time, permanent employees.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By: /s/ Harold R. Bennett
   ---------------------------
    Harold R. Bennett,
    Chief Executive Officer

Date: April 9, 2008

          Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
---------                -----                         ----
Harold R. Bennett        Chief Executive Officer,      April 9, 2008
                         Director

Frederick J. Goetz, Jr.  President, Director           April 9, 2008

Andrew J. Ashton         Senior Vice President,        April 9, 2008
                         Treasurer, Secretary
                         Director

                           Appendix A
                     Financial Statements.

        The following Audited Financial Statements are filed as part of this Form 10-KSB Report:

CONTENTS

PAGE  F-1     INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

PAGE F-2      BALANCE SHEETS

PAGE F-3      STATEMENTS OF OPERATIONS

PAGE F-4      STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

PAGE  F-5     STATEMENTS OF CASH FLOWS

PAGES F-6-F-8 NOTES TO FINANCIAL STATEMENTS

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)

                    FINANCIAL STATEMENTS

                 DECEMBER 31, 2007 AND 2006

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)





                          CONTENTS

                                                               PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-1

BALANCE SHEETS                                                  F-2

STATEMENTS OF OPERATIONS                                        F-3

STATEMENT OF COMPREHENSIVE LOSS                                 F-4

STATEMENTS OF STOCKHOLDERS' EQUITY                              F-5

STATEMENTS OF CASH FLOWS                                     F-6 - F- 7

NOTES TO FINANCIAL STATEMENTS                                F-8 - F-25

   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors

Lightwave Logic, Inc.
(Formerly Third-Order Nanotechnologies, Inc.)
Wilmington, DE

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (Formerly Third-Order Nanotechnologies, Inc.), as of December 31, 2007 and 2006 and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are free from material misstatement.   The
Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc. (Formerly Third-Order
Nanotechnologies, Inc.), as of December 31, 2007 and 2006 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004
(inception of development stage) through December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2007. As discussed in Note 2 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MORISON COGEN LLP
----------------------
Bala Cynwyd, Pennsylvania
April 1, 2008

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                       BALANCE SHEETS

                                                           December 31,   December 31,
                                                              2007           2006
                                                           -----------    -----------
                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $   479,451    $       528
 Deferred charges                                               12,395        586,171
 Prepaid expenses                                                7,294          9,353
 Note receivable                                               100,000            100
 Interest receivable                                             1,244              -
                                                           -----------    -----------
                                                               600,384        596,152

AVAILABLE FOR SALE SECURITIES
 Related party                                                  26,779         59,265
 Other                                                           2,411          2,535
                                                          -----------    -----------
                                                                29,190         61,800

PROPERTY AND EQUIPMENT - NET                                    67,276         42,335

OTHER ASSETS
 Deferred charges                                                    -         97,083
 Intangible assets                                             174,421         42,376
                                                           -----------    -----------

TOTAL ASSETS                                               $   871,271    $   839,746
                                                           ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Loan payable - current portion                            $         -    $     4,977
 Accounts payable                                              103,426        100,714
 Accounts payable - related party                                    -         65,339
 Accrued expenses                                              114,665         83,712
 Officer loans                                                       -          1,468
                                                           -----------    -----------
                                                               218,091        256,210

CONTINGENCY                                                          -              -

LOAN PAYABLE - NET OF CURRENT PORTION                                -          8,764
                                                           -----------    -----------

TOTAL LIABILITIES                                              218,091        264,974
                                                           -----------    -----------

                         STOCKHOLDERS' EQUITY

 Preferred stock, $0.001 par value, 1,000,000 authorized
 No shares issued or outstanding                                     -              -
 Common stock $0.001 par value, 100,000,000 authorized
 33,690,075 and 27,888,750 issued and outstanding at
 December 31, 2007 and 2006                                     33,690         27,889
 Additional paid-in-capital                                 10,449,763      5,966,430
 Deferred charges                                             (154,667)             -
 Unrealized loss on Available for Sale Securities              (58,610)       (26,000)
 Accumulated deficit                                           (15,827)       (15,827)
 Deficit accumulated during development stage               (9,601,169)    (5,377,720)
                                                           -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                                     653,180        574,772
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   871,271    $   839,746
                                                           ===========    ===========


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                  STATEMENTS OF OPERATIONS
 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006 AND FOR THE
 PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
                      DECEMBER 31, 2007

                                         Cumulative      For the        For the
                                           Since        Year Ending      Year Ending
                                         Inception  December 31, 2007 December 31, 2006
                                       ------------ ----------------- -----------------
NET SALES                              $          -   $          -      $          -

COST AND EXPENSE
Research and development                  3,562,757      1,305,333         1,179,997
General and administrative                6,091,183      2,923,415         1,814,752
                                       ------------  -------------     -------------
                                          9,653,940      4,228,748         2,994,749

LOSS FROM OPERATIONS                     (9,653,940)    (4,228,748)       (2,994,749)

OTHER INCOME (EXPENSE)
Interest income                              18,025         10,548               243
Dividend income                               1,527              -             1,527
Realized gain on investment                  63,187              -            63,187
Realized gain on disposal of assets             637            637                 -
Interest expense                            (30,605)        (5,886)           (4,017)
                                       ------------  -------------     -------------

NET LOSS                               $ (9,601,169)  $ (4,223,449)     $ (2,933,809)
                                       ============  =============     =============

Basic and Diluted Loss per Share                      $      (0.14)     $      (0.11)
                                                      ============     =============

Basic and Diluted Weighted Average Number of Shares     30,983,663        27,190,449
                                                      ============     =============


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
              STATEMENTS OF COMPREHENSIVE LOSS
 FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006 AND FOR THE
 PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
                      DECEMBER 31, 2007

                                                   Cumulative        For the              For the
                                                    Since          Year Ending          Year Ending
                                                   Inception     December 31, 2007   December 31, 2006
                                                 -------------   -----------------   -----------------
NET LOSS                                         $  (9,601,169)    $ (4,223,449)       $  (2,933,809)

OTHER COMPREHENSIVE LOSS
 Unrealized loss on Available for Sale Securities      (58,610)         (32,610)             (26,000)
                                                 -------------   --------------      ---------------

COMPREHENSIVE LOSS                               $  (9,659,779)    $ (4,256,059)       $  (2,959,809)
                                                 =============   ==============        =============


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
              STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                 STAGE) TO DECEMBER 31, 2007

                                                                                          Deficit
                                                                                        Accumulated
                                                                                           During     Unrealized
                         Number of   Common  Paid-in  Subscription Deferred Accumulated Develoment     Loss on
                           Shares    Stock   Capital   Receivable   Charges   Deficit      Stage      Securities    Total
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------
ENDING BALANCE AT
DECEMBER 31, 2003               100 $     1 $         - $     -   $       -  $(15,827)  $         -    $      -  $   (15,826)

 Retroactive
  recapitalization
  upon reverse
  acquisition               706,973     706        (706)      -           -         -             -           -            -
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------
BALANCE AT
JANUARY 1, 2004             707,073     707        (706)      -           -   (15,827)            -           -      (15,826)

 Common stock
  issued to
  founders               13,292,927  13,293     (13,293)      -           -         -             -           -            -
 Common stock issued
  for future services
  in July 2004
  at $0.16/share          1,600,000   1,600     254,400       -           -         -             -           -      256,000
 Common stock issued
  at merger               2,000,000   2,000      (2,000)      -           -         -             -           -            -
 Common stock issued
  for future services
  in August 2004
  at $0.12/share            637,500     638      74,362       -           -         -             -           -       75,000
 Conversion of note
  payable in December
  2004 at $0.16/share       187,500     187      29,813       -           -         -             -           -       30,000
 Net loss for the
  year ended
  December 31, 2004               -       -           -       -           -         -      (722,146)          -     (722,146)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------
BALANCE AT
DECEMBER 31, 2004        18,425,000  18,425     342,576       -           -   (15,827)     (722,146)          -     (376,972)

 Common stock
  issued in private
  placement in April
  2005 at $0.25/share     4,000,000   4,000     996,000       -           -         -             -           -    1,000,000
 Conversion of notes
  payable in May 2005
  at $0.16/share          3,118,750   3,119     495,881       -           -         -             -           -      499,000
 Subscription receivable          -       -           -  (6,500)          -         -             -           -       (6,500)
 Common stock issued
  for future services
  in August 2005,
  valued at $2.79/share     210,000     210     585,290       -           -         -             -           -      585,500
 Common stock issued
  for future services
  in August 2005,
  valued at $2.92/share     200,000     200     583,800       -           -         -             -           -      584,000
 Warrants issued for
  services in May 2005,
  vested during 2005,
  valued at $1.13/share           -       -      37,000       -           -         -             -           -       37,000
 Warrants issued for
  services in September
  2005, vested during
  2005, valued at
  $1.45/share                     -       -      24,200       -           -         -             -           -       24,200
 Warrants issued for
  services in October
  2005, vested during 2005,
  valued at $0.53/share           -       -      15,900       -           -         -             -           -       15,900
 Warrants issued for
  future services in
  December 2005, vested
  during 2005, valued
  at $1.45/share                  -       -     435,060       -           -         -             -           -      435,060
 Deferred charges for
  common stock issued
  for future services
  in August 2005, valued
  at $2.92/share                  -       -           -       -    (584,000)        -             -           -     (584,000)
 Amortization of
  deferred charges                -       -           -       -     265,455         -             -           -      265,455
 Exercise of warrants
  in December 2005
  at $0.25/share            300,000     300      74,700       -           -         -             -           -       75,000
 Net loss for the year
  ended December 31, 2005         -       -           -       -           -         -    (1,721,765)          -   (1,721,765)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------
BALANCE AT
DECEMBER 31, 2005        26,253,750  26,254   3,590,407  (6,500)   (318,545)  (15,827)   (2,443,911)          -      831,878

 Common stock issued
  in private placement
  during 2006 at
  $0.50/share               850,000     850     424,150       -           -         -             -           -      425,000
 Common stock issued
  for future services
  in February 2006,
  valued at $0.90/share     300,000     300     269,700       -           -         -             -           -      270,000
 Common stock issued
  for future services
  in May 2006, valued
  at $1.55/share            400,000     400     619,600       -           -         -             -           -      620,000
 Common stock issued
  for future services
  in June 2006, valued
  at $1.45/share             25,000      25      36,225       -           -         -             -           -       36,250
 Common stock issued
  for future services
  in November 2006,
  valued at $0.49/share      60,000      60      29,340       -           -         -             -           -       29,400
 Warrants issued for
  services in September
  2005, vested during 2006,
  valued at $1.45/share           -       -      66,500       -           -         -             -           -       66,500
 Warrants issued for
  future services in
  June 2006, vested
  during 2006, valued
  at $1.55/share                  -       -     465,996       -           -         -             -           -      465,996
 Options issued for
  services in February
  2006, vested during 2006,
  valued at $1.01/share           -       -     428,888       -           -         -             -           -      428,888
 Contributed capital
  related to accrued interest     -       -      35,624       -           -         -             -           -       35,624
 Subscription receivable          -       -           -   6,500           -         -             -           -        6,500
 Amortization of deferred
  charges                         -       -           -       -     318,545         -             -           -      318,545
 Unrealzed gain (loss)
  on securities                   -       -           -       -           -         -             -     (26,000)     (26,000)
 Net loss for the year
  ending December 31, 2006        -       -           -       -           -         -    (2,933,809)          -   (2,933,809)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------

BALANCE AT
DECEMBER 31, 2006        27,888,750  27,889   5,966,430       -           -   (15,827)   (5,377,720)    (26,000)     574,772

 Common stock issued
  in private placement
  during 2007 at
  $0.50/share             2,482,000   2,482   1,238,518       -           -         -             -           -    1,241,000
 Common stock issued
  in private placement
  during 2007 at
  $0.60/share             1,767,540   1,768   1,058,756       -           -         -             -           -    1,060,524
 Common stock
  subscription rescinded
  during 2007 at
  $0.50/share              (400,000)   (400)   (199,600)      -           -         -             -           -     (200,000)
 Common stock issued
  for future services
  in February 2007,
  valued at $0.70/share     151,785     152     106,098       -           -         -             -           -      106,250
 Common stock issued for
  future services in
  March 2007,
  valued at $0.58/share   1,000,000   1,000     579,000       -           -         -             -           -      580,000
 Common stock issued for
  services and settlement
  for accounts payable in
  April 2007, valued
  at $0.35/share            100,000     100      34,900       -           -         -             -           -       35,000
 Common stock issued
  for services in
  October 2007, valued
  at $0.68/share            150,000     150     101,850       -           -         -             -           -      102,000
 Common stock issued
  for services in
  October 2007, valued
  at $0.90/share            150,000     150     134,850       -           -         -             -           -      135,000
 Common stock issued
  for services in
 November 2007, valued
  at $0.72/share            400,000     400     287,600       -           -         -             -           -      288,000
 Warrants issued
  for services in
  September 2005, vested
  during 2007, valued
  at $1.45/share                  -       -      36,370       -           -         -             -           -       36,370
 Warrants issued
  for services in
  March 2007, vested
  during 2007, valued
  at $0.63/share                  -       -      52,180       -           -         -             -           -       52,180
 Warrants issued for
  services in April 2007,
  vested during 2007,
  valued at $0.69/share           -       -     293,476       -           -         -             -           -      293,476
 Warrants issued for
  services in April 2007,
  vested during 2007,
  valued at $0.63/share           -       -     140,490       -           -         -             -           -      140,490
 Warrants issued for
  services in May 2007,
  vested during 2007,
  valued at $0.56/share           -       -      52,946       -           -         -             -           -       52,946
 Warrants issued for
  services in October 2007,
  vested during 2007,
  valued at $0.61/share           -       -      61,449       -           -         -             -           -       61,449
 Warrants issued for
  services in October 2007,
  vested during 2007, valued
  at $0.78/share                  -       -      52,292       -           -         -             -           -       52,292
 Warrants issued for
  services in December 2007,
  vested during 2007, valued
  at $0.55/share                  -       -       1,159       -           -         -             -           -        1,159
 Options issued for
  services in February 2006,
  vested during 2007, valued
  at $1.01/share                  -       -      17,589       -           -         -             -           -       17,589
 Options issued for services
  in February 2006, vested
  during 2007, valued
  at $1.09/share                  -       -      43,757       -           -         -             -           -       43,757
 Options issued for services
  in November 2007, vested
  during 2007, valued
  at $0.60/share                  -       -      41,653       -           -         -             -           -       41,653
 Warrants issued for
  future services in
  April 2007, vested
  during 2007, valued
  at $0.70/share                  -       -     348,000       -           -         -             -           -      348,000
 Deferred charges for
  common stock issued
  for future services
  in March 2007, valued
  at $0.58/share                  -       -           -       -    (928,000)        -             -           -     (928,000)
 Amortization of
  deferred charges                -       -           -       -     773,333         -             -           -      773,333
 Unrealzed gain (loss)
  on securities                   -       -           -       -           -         -             -     (32,610)     (32,610)
 Net loss for the year
  ending December 31, 2007        -       -           -       -           -         -    (4,223,449)          -   (4,223,449)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------
BALANCE AT
DECEMBER 31, 2007        33,690,075 $33,690 $10,449,763 $     -   $(154,667) $(15,827)  $(9,601,169)   $(58,610) $   653,180
                         ========== ======= =========== ========= =========  ========   ===========   ========== ===========


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                  STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006 AND
  FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                 STAGE) TO DECEMBER 31, 2007



                                                             Cumulative        For the            For the
                                                               Since         Year Ending        Year Ending
                                                             Inception     December 31, 2007  December 31, 2006
                                                            ------------     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $ (9,601,169)    $ (4,223,449)      $ (2,933,809)
 Adjustment to reconcile net loss to net cash
  used in operating activities
   Amortization of deferred charges                            3,893,394        1,550,442          1,502,562
   Warrants issued for services                                  833,962          690,362             66,500
   Stock options issued for services                             865,387          102,999            428,888
   Common stock issued for services                              530,292          530,292                  -
   Depreciation                                                   45,138           16,362             12,161
   Realized gain on investments                                  (63,187)               -            (63,187)
   Realized gain on disposal of assets                              (637)            (637)                 -
   (Increase) decrease in assets
    Receivables                                                  (31,705)        (101,144)            75,000
    Prepaid expenses                                              (7,294)           2,059             (9,353)
   Increase (decrease) in liabilities
    Accounts payable                                             191,341           32,420             89,424
    Accounts payable - related party                                   -          (65,339)            64,339
    Accrued expenses                                              49,150           30,952             24,800
                                                            ------------     ------------       ------------

Net cash used in operating activities                         (3,295,328)      (1,434,681)          (742,675)
                                                            ------------     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of intangibles                                          (174,421)        (132,045)            (8,514)
   Proceeds from sale of available for sale securities           175,387                -            175,387
   Purchase of available for sale securities                    (200,000)               -                  -
   Purchase of equipment                                         (75,164)         (50,339)                 -
                                                            ------------     ------------       ------------

Net cash (used in) provided by investing activities             (274,198)        (182,384)           166,873
                                                            ------------     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock, private placement                 3,726,524        2,301,524            425,000
   Common stock rescinded, private placement                    (200,000)        (200,000)                 -
   Proceeds (Repayment) of notes payable                         (14,970)          (4,068)            (5,197)
   Proceeds from subscription receivable                           6,500                -              6,500
   Advances to stockholders                                       (3,435)               -                  -
   Proceeds from convertible notes                               529,000                -                  -
   Advances from officers                                              -           (1,468)                 -
                                                            ------------     ------------       ------------

Net cash provided by financing activities                      4,043,619        2,095,988            426,303
                                                            ------------     ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        474,093          478,923           (149,499)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    5,358              528            150,027
                                                            ------------     ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $    479,451     $    479,451       $        528
                                                            ============     ============       ============


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                  STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDING DECEMBER 31, 2007 AND 2006 AND
  FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                 STAGE) TO DECEMBER 31, 2007

                                                           Cumulative         For the            For the
                                                              Since         Year Ending        Year Ending
                                                            Inception     December 31, 2007  December 31, 2006
                                                           ------------     ------------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
   Interest                                                $     17,996     $     5,886        $      4,017
                                                           ============     ===========        ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges       $  3,142,400     $   686,250        $    926,250

Warrants issued in exchange for deferred charges           $  1,249,056     $   348,000        $          -

Common stock issued as settlement for accounts payable     $     29,708     $    29,708        $          -

Increase/(Decrease) in fair value of investment securities $     58,610     $    32,610        $     26,000

Accrued interest contributed as capital                    $     35,624     $         -        $     35,624

Common stock issued in the conversion of notes payable     $    529,000     $         -        $          -

Acquisition of automobile through loan payable             $     24,643     $         -        $          -

Common stock issued upon exercise of a warrant
    in exchange for receivable                             $     75,000     $         -        $          -

Insurance company pay off of note payable                  $      9,673     $     9,673        $          -


The accompanying notes are an integral part of these financial statements.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006




NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business
Lightwave Logic, Inc., formerly Third-Order
Nanotechnologies, Inc., formerly PSI-Tec Holdings, Inc., formerly Eastern Idaho Internet Service, Inc. (the "Company") was organized under the laws of the State of Nevada in 1997. The Company was engaged in the business of marketing internet services until June 30, 1998, at which time the principal assets of the business were sold and operations were discontinued. The Company was inactive until the acquisition of PSI-TEC Corporation ("PSI-TEC") on July 14, 2004, at which time the name was changed to PSI-TEC Holdings, Inc.

Development Stage
PSI-TEC was incorporated in 1995 under the laws of the State of Delaware. PSI-TEC primarily conducted research for the United States Government under a contract, which expired in 2003. Beginning January 1, 2004, PSI-TEC was engaged in the development of electro-optic polymers for application in the electro-optic device markets. PSI-TEC is considered a development stage company as defined in Statement on Financial Accounting Standards (SFAS) No. 7 from the inception of the development stage on January 1, 2004.

Merger
On July 14, 2004, the Company acquired PSI-TEC. Under the terms of the merger agreement, the stockholders of PSI-TEC received 15,600,000 shares of common stock in exchange for its 2,206,280 shares. Following the merger, the Company changed its name to PSI-TEC Holdings, Inc. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by PSI-TEC Holdings, Inc. for the net monetary assets of PSI-TEC, accompanied by a recapitalization, and is accounted for as a change of capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquirer, PSI-TEC Holdings, Inc., are those of the legal acquiree, PSI-TEC, which is considered to be the accounting acquirer. On October 20, 2006, PSI-TEC Holdings, Inc. and PSI-TEC merged and changed its name to Third-Order Nanotechnologies, Inc. On March 10, 2008, Third-Order Nanotechnologies, Inc. changed its name to Lightwave Logic, Inc.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.

Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. The Company places its temporary cash investments with high credit quality financial institutions to limit its credit exposure.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment
Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. Available-for-sale securities are carried at fair value. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses are recognized in the Company's net income (loss).

Property and Equipment
Equipment is stated at cost. Depreciation is principally provided by use of straight-line methods for financial and tax reporting purposes over the estimated useful lives of the assets, generally 5 years.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash, note receivable, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

Income Taxes
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
The Company follows SFAS No. 128, "Earnings Per Share," resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2007 and 2006, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recoverability of Long Lived Assets
The Company follows SFAS No. 144 "Accounting for the
Impairment or Disposal of Long-Lived Assets" ("Statement
144"). Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount.

Comprehensive Income
The Company follows SFAS No. 130, "Reporting Comprehensive
Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Reclassifications
Certain reclassifications were made to the 2006 financial statements in order to conform to the 2007 financial statement presentation.

Recently Issued Pronouncements
In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 was effective for fiscal years beginning after December 15, 2006, and became effective for the Company beginning with the first quarter of 2007, and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not require an adjustment to the opening balance of retained earnings as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain measurements reported on the Statement of Operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has not yet determined the impact of the adoption of SFAS No. 159 on its financial statements and footnote disclosures.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Pronouncements
On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Since the standard is generally applicable only for acquisitions completed in the future, we are unable to determine the effect this standard would have on the accounting for such acquisitions.


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

The Company is in the development stage at December 31, 2007. Currently, the Company is in the process of raising $1,500,000 to maintain the Company's operations through June 2008. The Company's development is proceeding on schedule and they hope to demonstrate a prototype by April 2008. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenue adequate to support the Company's cost structure for the following three years. The Company is in the process of adding qualified directors and employees to help meet their goals. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006



NOTE 3 - DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:

                                        2007           2006
                                    ------------   ------------
Common stock                        $  2,811,400   $  2,125,150
Warrants                               1,249,056        901,056
                                    ------------   ------------
                                       4,060,456      3,026,206
Less: Accumulated Amortization         3,893,394      2,342,952
                                    ------------   ------------
                                         167,062        683,254
Less: Amount reflected as a
      contra-equity account for
      management consulting services     154,667              -
                                    ------------   ------------

                                    $     12,395   $    683,254
                                    ============   ============


NOTE 4 - NOTE RECEIVABLE

Note Receivable consists of the following:

                                                            December 31
                                                       2007           2006
                                                   ----------      ----------
Note Receivable - Theater Xtreme Entertainment     $  100,000      $        -
  Group, Inc., bears interest at 14% per year,
  matures one year from the date of issue
  (August 15, 2008) and may be prepaid at any
  time without penalty. Pursuant to the term of
  the Note, the Company received warrants to
  purchase 50,000 shares of common stock at an
  exercise price of $1.00 per share.  The value
  of the warrant is $2,300 at 12/31/07, using
  the Black-Scholes pricing formula.  This value
  is included in the investments.

Note Receivable                                             -             100
                                                   ----------      ----------

Total                                              $  100,000      $      100
                                                   ==========      ==========


NOTE 5 - AVAILABLE FOR SALE SECURITIES

Investments consist of available-for-sale equity securities of a related party reported at fair value of $26,779 and $59,265 and an equity security reported at fair value at $2,411 and $2,535 at December 31, 2007 and 2006. Unrealized loss on available-for-sale securities at December 31, 2007 and 2006 was $32,610 and $26,000. The related party is a stockholder of the Company and also provides services under a management agreement.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 5 - AVAILABLE FOR SALE SECURITIES (CONTINUED)

During 2006, the Company sold 56,100 shares of the related party for proceeds of $175,387 resulting in a short-term capital gain of $63,187. No shares were sold during 2007.

During August 2007 in conjunction with a note receivable
(NOTE 4), the Company received a warrant to purchase 50,000
shares of Theater Xtreme Entertainment Group, Inc. at $1.00
per share. This value of this warrant at December 31, 2007 was $2,300 and it was determined by using the Black-Scholes option pricing formula.


NOTE 6 - EQUIPMENT

Equipment consists of the following:

                                       2007           2006
                                  -----------    -----------
 Automobile                       $         -    $    24,643
 Office equipment                      23,752         23,752
 Lab equipment                         75,165         24,825
                                  -----------    -----------
                                       98,917         73,220
 Less: Accumulated depreciation        31,641         30,885
                                  -----------    -----------

                                  $    67,276    $    42,335
                                  ===========    ===========


Depreciation expense for the years ended December  31,  2007 and 2006 was $16,362 and $12,161.

During 2007, the Company disposed of the automobile for a realized gain of $637.

NOTE 7 - INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents. The Company has not recorded any amortization expenses since the patents have yet to be approved. Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 8 - LOAN PAYABLE

During 2004, the Company entered into a loan payable in the amount of $24,643 to finance an automobile. This loan is payable in monthly installments of $489, including interest at 7%, due August 2009, and is secured by the automobile.

The automobile that was financed by this loan was disposed during 2007 and the loan was paid in full.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006



NOTE 9 - COMMITMENTS

The Company is obligated under an operating lease for lab space expiring December 31, 2008.

Aggregate minimum future lease payments are as follows:

               YEARS ENDING
                DECEMBER 31,        AMOUNT
               -------------      ---------
                    2008          $   8,593


Rent expense approximating $10,425 and $20,275 is included in general and administrative expenses for the years ended
December 31, 2007 and 2006.

NOTE 10 - INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109. The effective tax rates differ from the statutory rate primarily due to the Company's historical corporate structure. The reconciliation of the statutory federal rate to the Company's historical Income tax benefit is as follows:

                                                 2007                       2006
                                         ---------------------      ---------------------
                                            Amount          %          Amount          %
                                         ------------    -----      ------------    -----
Income tax benefit at U.S.
 federal income tax rate                 $ (1,436,000)    (34)      $   (997,000)     (34)
State tax, net of federal tax effect         (380,000)     (9)          (264,000)      (9)
Non-deductible share-based compensation       235,000       3                  -        -
Change in valuation allowance               1,581,000      40          1,261,000       43
                                         ------------    -----      ------------    -----

                                         $          -       -       $          -        -
                                         ============    =====      ============    =====

The components of deferred tax assets as of December 31, 2007 and December 31, 2006 are as follows:

                                                   2007         2006
                                              ------------  ------------
Deferred tax asset for NOL carryforwards      $  3,441,000  $  2,090,000
Share-based compensation                           476,000       246,000
Accrued expenses                                    31,000        31,000
Valuation allowance                             (3,948,000)   (2,367,000)
                                              ------------  ------------

                                              $          -  $          -
                                              ============  ============

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 10 - INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $3,948,000 and $2,367,000.
The change in the total valuation for the years ended December 31, 2007 and 2006 was an increase of $1,581,000 and $1,261,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $8,000,000, expiring through the year ending December 31, 2027. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryfowards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

As of December 31, 2007, the Company had no unrecognized tax benefits, or any tax related interest of penalties. Tax years from 2005 (initial tax year) through 2007 remain subject to examination by major tax jurisdictions.

NOTE 11 - STOCKHOLDERS' EQUITY

Preferred Stock
Pursuant to our Company's Articles of Incorporation, our board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine. The rights and preferences of this preferred stock may be superior to the rights and preferences of our common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock. Additionally, preferred stock, if issued, could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of our business or a takeover from a third party.

Common Stock and Warrants
The stockholders' deficit at January 1, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at July 14, 2004 (Note
1) after giving effect to the difference in par value with the offset to additional paid-in-capital.

In July 2004, the Company issued 1,600,000 shares of its common stock for professional services valued at $256,000, fair value.

In August 2004, the Company issued 637,500 shares of its common stock for professional services valued at $75,000, fair value.

In December 2004, the Company converted a note payable of $30,000 into 187,500 shares of common stock at a conversion price of $0.16 per share.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In April 2005, the Company issued 4,000,000 shares of its common stock in a private placement for proceeds of $1,000,000.

On May 4, 2005, the Company converted the notes payable of $499,000 into 3,118,750 shares of common stock at a conversion price of $0.16 per share. An unpaid note payable in the amount of $6,500 has been reflected as a subscription receivable.

During August 2005, the Company issued 210,000 shares of common stock for professional services rendered valued at $585,500, fair value. Consulting expense of $375,500 was recognized during 2005, and at December 31, 2005, the remaining balance of $210,000 is reflected as a deferred charge on the balance sheet. During 2006, consulting expense of $210,000 was recognized. This agreement ended in May 2006.

In August 2005, in conjunction with a management services contract, the Company issued 200,000 shares of common stock valued at $584,000. Management expense of $265,455 was recognized during 2005, and at December 31, 2005, the remaining balance of $318,545 is reflected as a deferred charge in a contra-equity account. During 2006, management expense of $318,545 was recognized. This agreement ended in June 2006.

During May 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.10 in exchange for consulting services. The warrants are exercisable until May 2008 and vest as follows:
50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years. The fair market value of the warrants was $113,250. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $37,000 in 2005. This warrant was cancelled during 2006.

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows:
50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years. The fair market value of the warrants was $145,100. The Company recognized consulting expense of $36,370, $66,500 and $24,200 for the years ended December 31, 2007, 2006 and 2005 in conjunction with this agreement.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
On October 15, 2005, the Company issued Stock Purchase Warrants to purchase 30,000 shares of common stock at an exercise price of $1.40 in exchange for consulting services. The warrants expire in October 2006 and are exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 4.15% and expected life of option of one year. The fair
market value of the warrants was $15,900.   In accordance
with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $15,900 during 2005. These warrants expired in October 2006.

In December 2005, in conjunction with a consulting contract, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share valued at $435,060, fair value. The warrants expire in December 2007 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 4.41% and expected life of option of two years. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $199,435, and at December 31, 2005, the remaining balance in deferred charges amounted to $235,625. The 300,000 warrants were fully exercised on December 31, 2005 for $75,000. The Company recognized $18,128 and $217,497 in consulting expense in conjunction with this agreement for the years ended December 31, 2007 and 2006, which was cancelled during 2007.

During 2006, the Company issued 850,000 shares of common stock and 425,000 warrants for proceeds of $425,000 in accordance to a private placement memorandum amended
December 18, 2006. Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprise of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share. As of December 31, 2007, the 425,000 warrants are still outstanding.

During February 2006, the Company issued 300,000 shares of common stock for professional services rendered valued at $270,000, fair value. The Company recognized consulting expense of $16,875 and $118,125 and legal expense of $16,875 and $118,125 during 2007 and 2006. The contracts expired during 2007.

During May 2006, the Company issued 400,000 shares of common stock for professional services rendered valued at $620,000, fair value. The Company recognized consulting expense of $258,333 and $361,667 during 2007 and 2006, and at December 31, 2006. The contracts expired during 2007.

During June 2006, the Company issued 25,000 shares of common stock for professional services rendered valued at $36,250, fair value. The Company recognized legal expense of $16,615 and $19,635 during 2007 and 2006, and at December 31, 2006. The contracts expired during 2007.

During November 2006, the Company issued 60,000 shares of common stock for professional services valued at $29,400, fair value. The Company recognized investor relations expense of $25,480 and $3,920 during 2007 and 2006. The contract expired during 2007.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In June 2006, in conjunction with an addendum to an existing consulting contract effective December 2005, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share. The warrants expire in June 2008 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate of 4.41% and expected life of option of two years. The fair market value of the warrants was $465,996. During 2007 and 2006, the Company recognized consulting expense of $330,948 and $135,048 in conjunction with this agreement. The contract was cancelled during 2007.

During 2006, the Company cancelled a warrant issued during May 2005 to purchase 100,000 shares of the Company's common stock at an exercise price of $2.10, and issued an option to purchase 500,000 shares of the Company's common stock at an exercise price of $1 per share and the same option's expiration and vesting terms were modified during November 2006 (NOTE #3). The incremental cost of the modified option was $394,030 and will be expensed over the vesting terms. The Company recognized $17,589 and $406,215 as a consulting expense in 2007 and 2006, which includes $337,290 of the incremental cost of the modified option.

During February 2006, the Company awarded an employee with an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share under the 2005 Employee Stock Option Plan. These options were valued at $217,628 using the Black-Scholes Option Pricing Formula. The employee compensation expense recognized during 2007 and 2006 is $43,757 and $22,673. In June 2007, the employee was terminated and the vesting ceased. After September 2007, the vested options expired.

During 2006, the Company recognized contributed capital of $35,624 related to the conversion of accrued interest payable.

During 2006, the Company deemed an outstanding subscription receivable of $6,500 to be uncollectible.

During 2007, the Company issued 2,482,000 shares of common stock and 1,241,000 warrants for proceeds of $1,241,000 in accordance to a private placement memorandum amended
December 18, 2006. Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share. As of December 31, 2007, 1,041,000 warrants are still outstanding.

During 2007, the Company issued 1,767,540 shares of common stock and 883,770 warrants for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of December 31, 2007, the 883,770 warrants are still outstanding.

During 2007, a shareholder that was issued 400,000 shares of the Company's common stock and a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share rescinded his shares and warrant.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract. During 2007, the Company recognized $97,396 in investor relations expense.

During February 2007, the Company terminated its then CEO.
The 56,000 options that were recorded as deferred charges of
$42,730 were not vested and were forfeited.   The 444,000
options that were vested expired during 2007.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value. During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value. This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract. Management consulting expense of $773,333 was recognized during 2007. The remaining balance at December 31, 2007 was $154,667.

During April 2007, the Company issued 100,000 shares of common stock for legal services valued at $35,000, fair value, to settle $29,708 of accounts payable and as payment for $5,292 of legal services incurred in April 2007.

During October 2007, the Company issued 150,000 shares of common stock for investor relations services valued at $102,000, fair value. During 2007 the Company recognized
$102,000 in investor relation expense.

During October 2007, the Company issued 150,000 shares of common stock for investor relation services pursuant to a contract entered into by the Chief Executive Officer on behalf of the Company. The value of these shares is $135,000, fair value. During 2007, the Company recognized
$135,000 in investor relations expense.

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting
Chief Executive Officer for services rendered valued at $288,000, fair value. The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $52,180.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $433,966.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $52,946.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered. The warrant was valued at $61,449 using the Black-Scholes Option
Pricing Formula. The Company recognized $61,449 in accounting expense during 2007.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option
Pricing Formula.  During 2007, the Company recognized
$52,292 in consulting expense.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered. The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $1,159 in accounting expense during 2007.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share. The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $41,653 in consulting expense. The value of the options are being recognized pro rata over the vesting terms.


NOTE 12 - STOCK BASED COMPENSATION

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

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 12 - STOCK BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate between 3.8% and 5.1% and expected option life from three through ten years.

During the year ending December 31, 2007, the Company's net income was approximately $793,361 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of December 31, 2007, there was approximately $1,276,059 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

Stock Options
During 2005, the Board of Directors ("Board") of the Company adopted a Stock Option Plan (the "Plan") and reserved 1,000,000 shares of common stock for issuance under the Plan. The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options ("Non-Statutory Stock Options"). During 2007, no options were issued under this plan. This plan was cancelled during 2007 and replaced with a new plan.

During 2007, the Board of Directors ("Board") of the Company adopted a Stock Option Plan (the "Plan") and reserved 3,500,000 shares of common stock for issuance under the
Plan.   The Plan is intended to permit stock options granted
to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended ("Incentive Stock Options"). All options granted under the Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options ("Non-Statutory Stock Options").

Warrants
Warrants are issued to third-parties as payment for services and/or products. The warrants are valued using the Black-
Scholes Option Pricing Model (NOTE 11).

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 12 - STOCK BASED COMPENSATION (CONTINUED)

Stock Options (Continued)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

                                  Non-Qualified Stock Options and  Warrants Outstanding and Exercisable
                                  ---------------------------------------------------------------------
                                           Number of              Exercise        Weighted Avereage
                                            Shares                 Price           Exercise Price
                                        ------------          -------------        --------------
Outstanding, December 31, 2004                     -          $           -         $          -

Granted                                      680,000          $0.25 - $2.10         $       0.99
Exercised                                   (300,000)         $        0.25         $       0.25
                                        ------------          -------------        --------------

Outstanding, December 31, 2005               380,000          $1.40 - $2.10         $       0.68

Granted                                    1,000,000          $0.25 - $1.00         $       0.70
Cancelled                                   (260,000)         $1.40 - $2.10         $      (0.48)
Expired                                      (70,000)         $1.40 - $2.00         $      (0.12)
                                        ------------          -------------        --------------

Outstanding, December 31, 2006             1,050,000          $0.25 - $2.00         $       0.83

Granted                                    3,594,200          $0.25 - $0.72         $       0.48
Forfeited                                   (125,019)         $        1.00         $       1.00
Expired                                     (574,981)         $        1.00         $       1.00
                                        ------------          -------------        --------------

Outstanding, December 31, 2007             3,944,200          $0.25 - $2.00         $       0.48

Exercisable, December 31, 2007             1,988,800          $0.25 - $2.00         $       0.40

                       Non-Qualified Stock Options and Warrants Outstanding
                  -------------------------------------------------------------
                   Number Outstanding    Weighted Average       Weighted Average
   Range of       Currently Exercisable     Remaining      Exercise Price of Options and
Exercise Prices   at December 31, 2007   Contractual Life  Warrants Currently Exercisable
---------------   --------------------   ----------------  ------------------------------
 $0.25 - $2.00          1,988,800           2.57 Years             $         0.40


                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 13 - CONTINGENCY

2005 Private Offering
During 2005, the Company raised $1,000,000 through the sale of 4,000,000 shares of common stock in a limited offering to persons believed to be accredited investors. The Company received a legal opinion from third party outside counsel as to the availability of an exemption from registration with the SEC with respect to the limited offering. In December 2005, the Company was informed by the SEC that it is investigating the circumstances surrounding the $1,000,000 offering including the subsequent public resale of certain shares originally sold in the offering, along with related matters. The Company has further been informed that the original issuance of the stock and subsequent resale may have been done, in the opinion of the SEC, in violation of the registration provisions of the Securities Act of 1933, as amended. These matters could lead to enforcement action by the SEC. The Company's management is committed to cooperate fully with the SEC.

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

The parties attended a settlement conference on February 14, 2008 and are still in the process of trying to resolve the case without litigation. The Company intends to vigorously contest the matter. Although the facts ascertained to date indicate a favorable outcome is a likely result, it is too early in the process to provide a detailed evaluation of the likelihood of success. It is also too early to provide an estimate of the amount or range of potential loss.

NOTE 14 - RELATED PARTY

The Company has available-for-sale securities of a related party (NOTE 4). The information is summarized below and is recorded on the balance sheet as "Available-for-sale securities". The unrealized loss on this investment is included on the Statement of Other Comprehensive Income.

                Number                    Market     Unrealized
               of Shares       Cost       Value         Loss
               ---------       ----      -----          ----
Related party   43,900       $ 87,800   $  26,779   $  (61,021)

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 14 - RELATED PARTY (CONTINUED)

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006. In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000. In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $288,428. The expense for the years ending December 31, 2007 and 2006 was $773,333 and $348,000. The unamortized expense is reflected as deferred charges in the equity section of the balance sheet.

At December 31, 2007 and 2006, the Company has accounts payable to a related party of $-0- and $65,339.

At December 31, 2007 and 2006, the Company has an officer loan payable of $-0- and $1,468.

At December 31, 2007 and 2006, the Company has accrued officer salaries of $114,665 and $74,706.


NOTE 15 - SUBSEQUENT EVENTS

Through April 1, 2008, the Company issued 31,667 shares of its common stock and 15,834 warrants for proceeds of $19,000. In accordance with Emerging Issue Task Force ("EITF") 00-19, the warrants will be reflected as equity since the warrant contract requires physical settlement or net share settlement and does not permit net cash settlement of the contract.

In January 2008, the Company's common stock began trading on the over-the-counter bulletin board with the symbol TDON.OB.

In January 2008, the Company added a director to the Board and he received a warrant to purchase 100,000 shares of the Company's common stock with a fair value of $59,490.

In January 2008, the Board of Directors and a majority of the stockholders authorized the Company's name change to Lightwave Logic, Inc. to better suit the Company's strategic business plan and facilitate stockholder recognition of the Company and its business. The Company's common stock began trading on the over-the-counter bulletin board with the symbol LWLG.OB, which was effective on March 10, 2008.

In January 2008, the Board of Directors and a majority of the stockholders authorized to increase the number of shares of common stock from 50,000,000 shares to 100,000,000 in order to assure that a sufficient number of shares of common stock are available for issuance to accommodate capital raising and other opportunities involving the issuance of common stock. The increase in the authorized shares to 100,000,000 has been given retroactive effect in the balance sheet.

In March 2008, a warrant to purchase 300,000 shares at $0.25 per share was exercised for $75,000.

                    LIGHTWAVE LOGIC, INC.
        (FORMERLY THIRD-ORDER NANOTECHNOLOGIES, INC.)
                (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS
                 DECEMBER 31, 2007 AND 2006


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

In March 2008, the Company extended the term of a Management Agreement dated February 28, 2007, as amended on April 17, 2007 between the Company and Universal Capital Management, Inc. for an additional one year period for a warrant to purchase 400,000 shares of Lightwave Logic, Inc.'s common stock at $0.01 per share.

In March 2008, the Company issued 100,000 shares of the Company's common stock to legal counsel for services rendered.