Form 10-Q
period 2008-03-31
Lightwave Logic, Inc.
filed 2008-05-20
CIK 1325964

---------------------------------------------------------------------------

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                               FORM 10-Q
                               (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2008

                                   OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

                     Commission File Number 0-52567
                                            -------

                        Lightwave Logic, Inc.
          ----------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Nevada                              82-049-7368
 ------------------------------        ----------------------
(State or other jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)          Identification No.)

           2601 Annand Drive
               Suite 16
            Wilmington, DE                       19808
 --------------------------------------      -------------
(Address of principal executive offices)      (Zip Code)



Registrant's telephone number, including area code:  (302) 998-8824
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's Common Stock outstanding as of May 19, 2008 was 34,800,076.

===========================================================================


                            TABLE OF CONTENTS

                       PART I - FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

Item 1  Financial Statements..............................................1

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................22

Item 4T Controls and Procedures..........................................31

                          PART II - OTHER INFORMATION

Item 1  Legal Proceedings ...............................................32

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds .....33

Item 4  Submission of Matters to a Vote of Security Holders .............34

Item 6  Exhibits ........................................................35

Signatures ..............................................................35

                      PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                        LIGHTWAVE LOGIC, INC.
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS

                           MARCH 31, 2008

                            (UNAUDITED)






                              CONTENTS

                                                             PAGE
                                                             ----

BALANCE SHEETS                                                1

STATEMENTS OF OPERATIONS                                      2

STATEMENTS OF COMPREHENSIVE LOSS                              3

STATEMENTS OF STOCKHOLDERS' EQUITY                          4 - 5

STATEMENTS OF CASH FLOW                                     6 - 7

NOTES TO FINANCIAL STATEMENTS                               8 - 21

                    LIGHTWAVE LOGIC, INC.
                (A Development Stage Company)
                       BALANCE SHEETS


                                           March 31, 2008    December 31, 2007
                                          -----------------  -----------------
                                            (Unaudited)          (Audited)

                  ASSETS

CURRENT ASSETS
 Cash and cash equivalents                $         175,463  $         479,451
 Deferred charges                                         -             12,395
 Prepaid expenses                                     4,899              7,294
 Note receivable                                    100,000            100,000
 Interest receivable                                  1,283              1,244
                                          -----------------  -----------------
                                                    281,645            600,384

AVAILABLE FOR SALE SECURITIES
 Related party                                       41,266             26,779
 Other                                               20,383              2,411
                                          -----------------  -----------------
                                                     61,649             29,190

PROPERTY AND EQUIPMENT - NET                         73,564             67,276

OTHER ASSETS
 Intangible assets                                  182,642            174,421
                                          -----------------  -----------------

TOTAL ASSETS                              $         599,500  $         871,271
                                          =================  =================



    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                         $         173,976  $         103,426
 Accrued expenses                                    98,206            114,665

CONTINGENCY
                                          -----------------  -----------------

TOTAL LIABILITIES                                   272,182            218,091
                                          -----------------  -----------------

              STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value,
   1,000,000 authorized
   No shares issued or outstanding                        -                  -
 Common stock $0.001 par value,
   100,000,000 authorized
   34,121,742 and 33,690,075 issued
   and outstanding at March 31, 2008
   and December 31, 2007                             34,122             33,690
 Additional paid-in-capital                      11,250,496         10,449,763
 Deferred charges                                  (304,333)          (154,667)
 Unrealized loss on Available for
   Sale Securities                                  (26,151)           (58,610)
 Accumulated deficit                                (15,827)           (15,827)
 Deficit accumulated during
   development stage                            (10,610,989)        (9,601,169)
                                          -----------------  -----------------

TOTAL STOCKHOLDERS' EQUITY                          327,318            653,180
                                          -----------------  -----------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $         599,500  $         871,271
                                          =================  =================



         See accompanying notes to these financial statements.

                          LIGHTWAVE LOGIC, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND
                  2007 AND FOR THE PERIOD JANUARY 1, 2004
           (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2008
                              (UNAUDITED)

                                         Cumulative   For the Three    For the Three
                                           Since      Months Ending    Months Ending
                                         Inception    March 31, 2008   March 31, 2007
                                       ------------   --------------   --------------

NET SALES                              $          -   $            -   $            -

COST AND EXPENSE
Research and development                  4,267,592          704,835          568,725
General and administrative                6,399,950          308,767          176,419
                                       ------------   --------------   --------------
                                         10,667,542        1,013,602          745,144

LOSS FROM OPERATIONS                    (10,667,542)      (1,013,602)        (745,144)

OTHER INCOME (EXPENSE)
Interest income                              22,649            4,624                3
Dividend income                               1,527                -                -
Realized gain on investment                  63,187                -                -
Realized gain on disposal of assets             637                -                -
Interest expense                            (31,447)            (842)          (2,008)
                                       ------------   --------------   --------------

NET LOSS                               $(10,610,989)  $   (1,009,820)  $     (747,149)
                                       ============   ==============   ==============

Basic and Diluted Loss per Share                      $        (0.03)  $        (0.03)
                                                      ==============   ==============

Basic and Diluted Weighted Average
  Number of Shares                                        33,718,463       28,515,338
                                                      ==============   ==============





     See accompanying notes to these financial statements.

                         LIGHTWAVE LOGIC, INC.
                     (A Development Stage Company)
                   STATEMENTS OF COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND
                  2007 AND FOR THE PERIOD JANUARY 1, 2004
           (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2008
                              (UNAUDITED)

                                         Cumulative   For the Three    For the Three
                                           Since      Months Ending    Months Ending
                                         Inception    March 31, 2008   March 31, 2007
                                       ------------   --------------   --------------

NET LOSS                               $(10,610,989)  $   (1,009,820)  $     (747,149)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on Available
  for Sale Securities                       (26,151)          32,459            6,029
                                       ------------   --------------   --------------

COMPREHENSIVE LOSS                     $(10,637,140)  $     (977,361)  $     (741,120)
                                       ============   ==============   ==============






















         See accompanying notes to these financial statements.

                          LIGHTWAVE LOGIC, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                      STAGE) TO MARCH 31, 2008
                              (UNAUDITED)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Unrealized                  During
                         Number of   Common  Paid-in    Subscription Deferred   Loss on   Accumulated  Development
                           Shares    Stock   Capital     Receivable  Charges  Securities    Deficit       Stage      Total
                         ---------- ------- ----------- ------------ -------- ----------  -----------  ----------- -----------
ENDING BALANCE AT
DECEMBER 31, 2003               100 $     1 $         - $        -   $       - $        -  $  (15,827)   $      -  $   (15,826)

 Retroactive
  recapitalization
  upon reverse
  acquisition               706,973     706        (706)         -           -          -           -           -            -
                         ---------- ------- -----------  ----------- ---------  ---------   ---------   ---------- -----------
BALANCE AT
JANUARY 1, 2004             707,073     707        (706)         -           -          -     (15,827)          -      (15,826)

 Common stock
  issued to
  founders               13,292,927  13,293     (13,293)         -           -          -           -           -            -
 Common stock issued
  for future services
  in July 2004
  at $0.16/share          1,600,000   1,600     254,400          -           -          -           -           -      256,000
 Common stock issued
  at merger               2,000,000   2,000      (2,000)         -           -          -           -           -            -
 Common stock issued
  for future services
  in August 2004
  at $0.12/share            637,500     638      74,362          -           -          -           -           -       75,000
 Conversion of note
  payable in December
  2004 at $0.16/share       187,500     187      29,813          -           -          -           -           -       30,000
 Net loss for the
  year ended
  December 31, 2004               -       -           -          -           -          -           -     (722,146)   (722,146)
                         ---------- ------- ----------- ------------ ---------  ---------   ---------   ---------- -----------
BALANCE AT
DECEMBER 31, 2004        18,425,000  18,425     342,576          -           -          -     (15,827)    (722,146)   (376,972)

 Common stock
  issued in private
  placement in April
  2005 at $0.25/share     4,000,000   4,000     996,000          -           -         -            -           -    1,000,000
 Conversion of notes
  payable in May 2005
  at $0.16/share          3,118,750   3,119     495,881          -           -         -            -           -      499,000
 Subscription receivable          -       -           -     (6,500)          -         -            -           -       (6,500)
 Common stock issued
  for future services
  in August 2005,
  valued at $2.79/share     210,000     210     585,290          -           -         -            -           -      585,500
 Common stock issued
  for future services
  in August 2005,
  valued at $2.92/share     200,000     200     583,800          -           -         -            -           -      584,000
 Warrants issued for
  services in May 2005,
  vested during 2005,
  valued at $1.13/share           -       -      37,000          -           -         -            -           -       37,000
 Warrants issued for
  services in September
  2005, vested during
  2005, valued at
  $1.45/share                     -       -      24,200          -           -         -            -           -       24,200
 Warrants issued for
  services in October
  2005, vested during 2005,
  valued at $0.53/share           -       -      15,900          -           -         -            -           -       15,900
 Warrants issued for
  future services in
  December 2005, vested
  during 2005, valued
  at $1.45/share                  -       -     435,060          -           -         -            -           -      435,060
 Deferred charges for
  common stock issued
  for future services
  in August 2005, valued
  at $2.92/share                  -       -           -          -    (584,000)        -            -           -     (584,000)
 Amortization of
  deferred charges                -       -           -          -     265,455         -            -           -      265,455
 Exercise of warrants
  in December 2005
  at $0.25/share            300,000     300      74,700          -           -         -            -           -       75,000
 Net loss for the year
  ended December 31, 2005         -       -           -          -           -         -            -    (1,721,765)(1,721,765)
                         ---------- ------- ----------- -----------  ---------  --------   -----------   ---------- -----------
BALANCE AT
DECEMBER 31, 2005        26,253,750  26,254   3,590,407     (6,500)   (318,545)        -       (15,827)  (2,443,911)    831,878

 Common stock issued
  in private placement
  during 2006 at
  $0.50/share               850,000     850     424,150       -           -         -             -           -      425,000
 Common stock issued
  for future services
  in February 2006,
  valued at $0.90/share     300,000     300     269,700       -           -         -             -           -      270,000
 Common stock issued
  for future services
  in May 2006, valued
  at $1.55/share            400,000     400     619,600       -           -         -             -           -      620,000
 Common stock issued
  for future services
  in June 2006, valued
  at $1.45/share             25,000      25      36,225       -           -         -             -           -       36,250
 Common stock issued
  for future services
  in November 2006,
  valued at $0.49/share      60,000      60      29,340       -           -         -             -           -       29,400
 Warrants issued for
  services in September
  2005, vested during 2006,
  valued at $1.45/share           -       -      66,500       -           -         -             -           -       66,500
 Warrants issued for
  future services in
  June 2006, vested
  during 2006, valued
  at $1.55/share                  -       -     465,996       -           -         -             -           -      465,996
 Options issued for
  services in February
  2006, vested during 2006,
  valued at $1.01/share           -       -     428,888       -           -         -             -           -      428,888
 Contributed capital
  related to accrued
  interest                        -       -      35,624       -           -         -             -           -       35,624
 Subscription receivable          -       -           -   6,500           -         -             -           -        6,500
 Amortization of deferred
  charges                         -       -           -       -     318,545         -             -           -      318,545
 Unrealzed gain (loss)
  on securities                   -       -           -       -           -   (26,000)            -           -      (26,000)
 Net loss for the year
  ending December 31, 2006        -       -           -       -           -         -                 (2,933,809) (2,933,809)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ---------- -----------




         See accompanying notes to these financial statements.

                          LIGHTWAVE LOGIC, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT
                      STAGE) TO MARCH 31, 2008
                              (UNAUDITED)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                              Unrealized                  During
                         Number of   Common  Paid-in    Subscription Deferred   Loss on   Accumulated  Development
                           Shares    Stock   Capital     Receivable  Charges  Securities    Deficit       Stage      Total
                         ---------- ------- ----------- ------------ -------- ----------  -----------  ----------- -----------

BALANCE AT
DECEMBER 31, 2006        27,888,750  27,889   5,966,430       -           -   (26,000)      (15,827)    (5,377,720)    574,772

 Common stock issued
  in private placement
  during 2007 at
  $0.50/share             2,482,000   2,482   1,238,518       -           -         -             -            -     1,241,000
 Common stock issued
  in private placement
  during 2007 at
  $0.60/share             1,767,540   1,768   1,058,756       -           -         -             -            -     1,060,524
 Common stock
  subscription rescinded
  during 2007 at
  $0.50/share              (400,000)   (400)   (199,600)      -           -         -             -            -      (200,000)
 Common stock issued
  for future services
  in February 2007,
  valued at $0.70/share     151,785     152     106,098       -           -         -             -            -       106,250
 Common stock issued for
  future services in
  March 2007,
  valued at $0.58/share   1,000,000   1,000     579,000       -           -         -             -            -       580,000
 Common stock issued for
  services and settlement
  for accounts payable in
  April 2007, valued
  at $0.35/share            100,000     100      34,900       -           -         -             -            -        35,000
 Common stock issued
  for services in
  October 2007, valued
  at $0.68/share            150,000     150     101,850       -           -         -             -            -       102,000
 Common stock issued
  for services in
  October 2007, valued
  at $0.90/share            150,000     150     134,850       -           -         -             -            -       135,000
 Common stock issued
  for services in
 November 2007, valued
  at $0.72/share            400,000     400     287,600       -           -         -             -            -       288,000
 Warrants issued
  for services in
  September 2005, vested
  during 2007, valued
  at $1.45/share                  -       -      36,370       -           -         -             -            -        36,370
 Warrants issued
  for services in
  March 2007, vested
  during 2007, valued
  at $0.63/share                  -       -      52,180       -           -         -             -            -        52,180
 Warrants issued for
  services in April 2007,
  vested during 2007,
  valued at $0.69/share           -       -     293,476       -           -         -             -            -       293,476
 Warrants issued for
  services in April 2007,
  vested during 2007,
  valued at $0.63/share           -       -     140,490       -           -         -             -            -       140,490
 Warrants issued for
  services in May 2007,
  vested during 2007,
  valued at $0.56/share           -       -      52,946       -           -         -             -            -        52,946
 Warrants issued for
  services in October 2007,
  vested during 2007,
  valued at $0.61/share           -       -      61,449       -           -         -             -            -        61,449
 Warrants issued for
  services in October 2007,
  vested during 2007, valued
  at $0.78/share                  -       -      52,292       -           -         -             -            -        52,292
 Warrants issued for
  services in December 2007,
  vested during 2007, valued
  at $0.55/share                  -       -       1,159       -           -         -             -            -         1,159
 Options issued for
  services in February 2006,
  vested during 2007, valued
  at $1.01/share                  -       -      17,589       -           -         -             -            -        17,589
 Options issued for services
  in February 2006, vested
  during 2007, valued
  at $1.09/share                  -       -      43,757       -           -         -             -            -        43,757
 Options issued for services
  in November 2007, vested
  during 2007, valued
  at $0.60/share                  -       -      41,653       -           -         -             -            -        41,653
 Warrants issued for
  future services in
  April 2007, vested
  during 2007, valued
  at $0.70/share                  -       -     348,000       -           -         -             -            -       348,000
 Deferred charges for
  common stock issued
  for future services
  in March 2007, valued
  at $0.58/share                  -       -           -       -    (928,000)        -             -             -     (928,000)
 Amortization of
  deferred charges                -       -           -       -     773,333         -             -             -      773,333
 Unrealzed gain (loss)
  on securities                   -       -           -       -           -   (32,610)            -             -      (32,610)
 Net loss for the year
  ending December 31, 2007        -       -           -       -           -         -             -    (4,223,449)  (4,223,449)
                         ---------- ------- ----------- --------- ---------  --------   -----------   ----------   -----------
BALANCE AT
DECEMBER 31, 2007        33,690,075 $33,690 $10,449,763 $     -   $(154,667) $(58,610)  $   (15,827)  $(9,601,169) $   653,180

 Common stock issued in
  private placement
  during 2008 at
  $0.60/share                31,667      32      18,968       -           -         -             -            -        19,000
 Common stock issued for
  services in March 2008,
  valued at $0.75/share     100,000     100      74,900       -           -         -             -            -        75,000
 Exercise of warrants in
  March 2008 at $0.25/
  share                     300,000     300      74,700       -           -         -             -            -        75,000
 Warrants issued for
  services in September
  2005, vested during
  2008, valued at
  $1.45/share                     -       -       9,043       -           -         -             -            -         9,043
 Warrants issued for
  services in March 2007,
  vested during 2008,
  valued at $0.63/share           -       -      10,885       -           -         -             -            -        10,885
 Warrants issued for
  services in April 2007,
  vested during 2008,
  valued at $0.69/share           -       -     103,513       -           -         -             -            -       103,513
 Warrants issued for
  services in April 2007,
  vested during 2008,
  valued at $0.63/share           -       -      47,177       -           -         -             -            -        47,177
 Warrants issued for
  services in May 2007,
  vested during 2008,
  valued at $0.56/share           -       -      21,040       -           -         -             -            -        21,040
 Warrants issued for
  services in December
  2007, vested during
  2008, valued at
  $0.55/share                     -       -       3,402       -           -         -             -            -         3,402
 Options issued for
  services in November
  2007, vested during
  2008, valued at
  $0.60/share                     -       -      86,851       -           -         -             -            -        86,851
 Options issued for
  services in January
  2008, vested during
  2008, valued at
  $0.60/share                     -       -      18,254       -           -         -             -           -         18,254
 Warrants issued for
  future services in
  March 2008, vested
  during 2008, valued
  at $0.83/share                  -       -     332,000       -    (332,000)        -             -           -              -
 Amortization of
  deferred charges                -       -           -       -     182,334         -             -           -        182,334
 Unrealzed gain (loss)
  on securities                   -       -           -       -           -    32,459             -           -         32,459
 Net loss for the three
 months ending March
 31, 2008                         -       -           -       -           -         -             -    (1,009,820)  (1,009,820)
                         ---------- ------- ----------- --------- ---------  --------   -----------   -----------  -----------

BALANCE AT
  MARCH 31, 2008
  (UNAUDITED)            34,121,742 $34,122 $11,250,496 $     -   $(304,333) $(26,151)  $   (15,827) $(10,610,989) $   327,318
                         ========== ======= =========== ========= =========  ========   ===========  ============  ===========


         See accompanying notes to these financial statements.

                         LIGHTWAVE LOGIC, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007 AND
    FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                          TO MARCH 31, 2008
                            (UNAUDITED)


                                              Cumulative   For the Three    For the Three
                                                Since      Months Ending    Months Ending
                                              Inception    March 31, 2008   March 31, 2007
                                            ------------   --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $(10,610,989)  $   (1,009,820)  $     (747,149)
Adjustment to reconcile net loss to
 net cash used in operating activities
   Amortization of deferred charges            4,088,123          194,729          352,223
   Warrants issued for services                1,029,022          195,060           18,672
   Stock options issued for services             970,492          105,105           39,458
   Common stock issued for services              605,292           75,000                -
   Depreciation                                   49,057            3,919            3,711
   Realized gain on investments                  (63,187)               -                -
   Realized gain on disposal of assets              (637)               -                -
   (Increase) decrease in assets
     Receivables                                 (31,744)             (39)               -
     Prepaid expenses                             (4,899)           2,395            4,366
   Increase (decrease) in liabilities
     Accounts payable                            261,891           70,550           55,429
     Accounts payable - related party                  -                -          (34,878)
     Accrued expenses                             32,691          (16,459)           3,499
                                            ------------   --------------   --------------

Net cash used in operating activities         (3,674,888)        (379,560)        (304,669)
                                            ------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cost of intangibles                           (182,642)          (8,221)        (100,480)
  Proceeds from sale of available for
   sale securities                               175,387                -                -
  Purchase of available for sale
   securities                                   (200,000)               -                -
  Purchase of equipment                          (85,371)         (10,207)         (40,200)
                                            ------------   --------------   --------------

Net cash used in investing activities           (292,626)         (18,428)        (140,680)
                                            ------------   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, private
   placement                                   3,745,524           19,000          574,000
  Common stock rescinded, private
   placement                                    (200,000)               -                -
  Issuance of common stock, exercise
   of warrants                                    75,000           75,000                -
  Repayment of notes payable                     (14,970)               -           (1,207)
  Proceeds from subscription receivable            6,500                -                -
  Advances to stockholders                        (3,435)               -                -
  Proceeds from convertible notes                529,000                -                -
  Advances from officers                               -                -                -
                                            ------------   --------------   --------------

  Net cash provided by financing activities    4,137,619           94,000          572,793
                                            ------------   --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS        170,105         (303,988)         127,444

CASH AND CASH EQUIVALENTS
 - BEGINNING OF PERIOD                             5,358          479,451              528
                                            ------------   --------------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD   $    175,463   $      175,463   $      127,972
                                            ============   ==============   ==============


         See accompanying notes to these financial statements.

                         LIGHTWAVE LOGIC, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOW
       FOR THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007 AND
   FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)
                          TO MARCH 31, 2008
                            (UNAUDITED)


                                              Cumulative   For the Three    For the Three
                                                Since      Months Ending    Months Ending
                                              Inception    March 31, 2008   March 31, 2007
                                            ------------   --------------   --------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                  $     18,838   $          842   $        2,008
                                            ============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

  Common stock issued in exchange for
   deferred charges                         $  3,142,400    $          -    $      686,250

  Warrants issued in exchange for
   deferred charges                         $  1,581,056    $    332,000    $      348,000

  Common stock issued as settlement
   for accounts payable                     $     29,708    $          -    $            -

  Increase/(Decrease) in fair value
   of investment securities                 $     26,151    $    (32,459)   $        6,029

  Accrued interest contributed as
   capital                                  $     35,624    $          -    $            -

  Common stock issued in the
   conversion of notes payable              $    529,000    $          -    $            -

  Acquisition of automobile through
   loan payable                             $     24,643    $          -    $            -

  Common stock issued upon exercise
   of a warrant in exchange for
   receivable                               $     75,000    $          -    $            -

  Insurance company pay off of note
   payable                                  $      9,673    $          -    $            -



         See accompanying notes to these financial statements.

                      LIGHTWAVE LOGIC, INC.
                 NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007



NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2007 Annual Report. Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the
Securities and Exchange Commission.   The interim operating
results for the three months ending March 31, 2008 may not be indicative of operating results expected for the full year.

Loss per Share
--------------
The company follows SFAS 128, "Earnings per Share", resulting in the presentation of basic and diluted loss per share. The basic loss per share calculations includes the change in capital structure for all periods presented. Because the Company reported a net loss for each of the three months ending March 31, 2008 and 2007, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

Recently Issued Accounting Pronouncements
-----------------------------------------
During September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company's non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

                 LIGHTWAVE LOGIC, INC.
             NOTES TO FINANCIAL STATEMENTS
                MARCH 31, 2008 AND 2007

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements
-----------------------------------------
During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities
- including an amendment of FASB Statement No. 115 ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. This statement is not currently applicable since it has no majority-owned subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity's financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

Reclassifications
-----------------
Certain reclassifications have been made to the March 31, 2007 financial statements to conform to the March 31, 2008 presentation.

NOTE 2 - RESTATEMENT

The accompanying March 31, 2007 financial statements have been restated to reflect the adjusted valuation of warrants issued for management services. Originally the warrant was valued at $288,428 and amortized over the life of the contract, which is one year. The adjusted valuation of the warrant was $348,000. The effect of this restatement was a net increase in the net loss of $4,965 for the additional amortization expense associated with the adjusted valuation.

                     LIGHTWAVE LOGIC, INC.
                NOTES TO FINANCIAL STATEMENTS
                    MARCH 31, 2008 AND 2007



NOTE 3 - GOING CONCERN

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

The Company is in the development stage at March 31, 2008. Currently, the Company has funds to maintain its operations through September 2008. The Company's development is proceeding on schedule and management hopes to demonstrate a prototype by August 2008. Successful completion of the Company's prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company's cost structure for the following three years.
Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.


NOTE 4 - DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:


                                  March 31, 2008   December 31, 2007
                                  --------------   -----------------
Common stock                      $    2,811,400   $       2,811,400
Warrants                               1,581,056           1,249,056
                                  --------------   -----------------
                                       4,392,456           4,060,456
Less:  Accumulated Amortization        4,088,123           3,893,394
                                  --------------   -----------------
                                         304,333             167,062
Less:  Amount reflected as a
  contra-equity account for
  management consulting services
  provided by related party              304,333             154,667
                                  --------------   -----------------

                                  $            -   $          12,395
                                  ==============   =================

                       LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                     MARCH 31, 2008 AND 2007

NOTE 5 - NOTE RECEIVABLE

Note Receivable consists of the following:

                                     March 31,      December 31,
                                       2008             2007
                                  --------------   ---------------

Note Receivable - Theater Xtreme  $      100,000   $       100,000
  Entertainment Group, Inc.,
  bears interest at 14% per year,
  matures one year from the date
  of issue (August 15, 2008) and
  may be prepaid at any time
  without penalty.  Pursuant to
  the term of the Note, the
  Company received warrants to
  purchase 50,000 shares of
  common stock at an exercise
  price of $1.00 per share.
  The value of the warrant is
  $19,369 at March 31, 2008 and
  $2,300 at December 31, 2007,
  using the Black-Scholes pricing
  formula. This value is included
  in the investments.
                                  --------------   ---------------

  Total                           $      100,000   $       100,000
                                  ==============   ===============


NOTE 6 - AVAILABLE FOR SALE SECURITIES

As described in Note 1, the Company partially adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 Observe inputs such as quoted prices in active markets;

Level 2 Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

                                                                      Significant
                                                 Quoted Prices in        Other        Significant
                                                Active Markets for    Observable      Unobservable
                                 Fair Value      Identical Assets       Inputs          Inputs
                               March 31, 2008        (Level 1)         (Level 2)       (Level 3)
                               --------------   ------------------  --------------- ---------------
Available for sale securities
  Related Party                $       41,266     $      41,266       $          -    $           -
  Other                                20,383             1,014                  -           19,369
                               --------------     -------------       ------------    -------------

Total available for sale
  securities                   $       61,649     $      42,280       $          -    $      19,369
                               ==============     =============       ============    =============

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007


NOTE 6 - AVAILABLE FOR SALE SECURITIES (CONTINUED)

                                            Fair Value Measurement Using
                                           Significant Unobservable Inputs
                                                     (Level 3)
                                           -------------------------------

Beginning Balance, January 1, 2008         $                         2,300

Total gains or losses (realized/unrealized)
  Included in earnings                                                   -
  Included in other comprehensive income                            17,069
Purchases, issuance and settlements                                      -
                                           -------------------------------

Ending Balance, March 31, 2008             $                        19,369
                                           ===============================

The amount of total gains or losses for
  the period included in earnings
  attributable to the change in
  unrealized gains or losses relating
  to assets still held at the reporting
  date.                                    $                             -
                                           ===============================


NOTE 7 - EQUIPMENT

Equipment consists of the following:

                                     March 31,      December 31,
                                       2008             2007
                                  --------------   ---------------

Automobile                        $            -   $             -
Office equipment                          27,019            23,752
Lab equipment                             82,105            75,165
                                  --------------   ---------------
                                         109,124            98,917
Less: Accumulated depreciation            35,560            31,641
                                  --------------   ---------------

                                  $       73,564   $        67,276
                                  ==============   ===============


Depreciation expense for the three months ending March  31,  2008 and 2007 was $3,919 and $3,711.

NOTE 8 - INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents. The Company has not recorded any amortization expenses since the patents have yet to be declared effective. Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.


NOTE 9 - INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

There was no change in unrecognized tax benefits during the period ended March 31, 2008 and there was no accrual for uncertain tax positions as of March 31, 2008.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10- STOCKHOLDERS' EQUITY

Preferred Stock
---------------
Pursuant to our Company's Articles of Incorporation, our board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine. The rights and preferences of this preferred stock may be superior to the rights and preferences of our common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock. Additionally, preferred stock, if issued, could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of our business or a takeover from a third party.

Common Stock and Warrants
-------------------------
The stockholders' deficit at January 1, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at July 14, 2004 (Note 1) after giving effect to the difference in par value with the offset to additional paid-in-capital.

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

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
-------------------------------------
During May 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.10 in exchange for consulting services. The warrants are exercisable until May 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years. The fair market value of the warrants was $113,250. In accordance with the fair value method as described in accounting requirements of SFAS No. 123, the Company recognized consulting expense of $37,000 in 2005. This warrant was cancelled during 2006.

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years. The fair market value of the warrants was $145,100. The Company recognized consulting expense of $36,370, $66,500 and $24,200 for the years ended December 31, 2007, 2006 and 2005 in conjunction with this agreement. For the three months ending March 31, 2008, the Company recognized $9,043 in consulting expense.

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

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
-------------------------------------
During 2006, the Company issued 850,000 shares of common stock and 425,000 warrants for proceeds of $425,000 in accordance to a private placement memorandum amended December 18, 2006. Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprise of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share. As of December 31, 2007, the 425,000 warrants are still outstanding.

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

In June 2006, in conjunction with an addendum to an existing consulting contract effective December 2005, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share. The warrants expire in June 2008 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate of 4.41% and expected life of option of two years. The fair market value of the warrants was $465,996. During 2007 and 2006, the Company recognized consulting expense of $330,948 and $135,048 in conjunction with this agreement. The contract was cancelled during 2007. The 300,000 warrants were fully exercised on March 12, 2008 for $75,000.

During 2006, the Company cancelled a warrant issued during May 2005 to purchase 100,000 shares of the Company's common stock at an exercise price of $2.10, and issued an option to purchase 500,000 shares of the Company's common stock at an exercise price of $1 per share and the same option's expiration and vesting terms were modified during November 2006. The incremental cost of the modified option was $394,030 and will be expensed over the vesting terms. The Company recognized $17,589 and $406,215 as a consulting expense in 2007 and 2006, which includes $337,290 of the incremental cost of the modified option.

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

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
-------------------------------------
During 2006, the Company recognized contributed capital of $35,624 related to the conversion of accrued interest payable.

During 2006, the Company deemed an outstanding subscription receivable of $6,500 to be uncollectible.

During 2007, the Company issued 2,482,000 shares of common stock and 1,241,000 warrants for proceeds of $1,241,000 in accordance to a private placement memorandum amended December 18, 2006. Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share. As of March 31, 2008, 1,041,000 warrants are still outstanding.

During 2007, the Company issued 1,767,540 shares of common stock and 883,770 warrants for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of March 31, 2008, the 883,770 warrants are still outstanding.

During 2007, a shareholder that was issued 400,000 shares of the Company's common stock and a warrant to purchase 200,000 shares of the Company's common stock at $0.50 per share rescinded his shares and warrant.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract. During 2007, the Company recognized $97,396 in investor relations expense. For the three months ending March 31, 2008, the Company recognized $8,854 in investor relations expense. This contract expired in February 2008.

During February 2007, the Company terminated its then CEO.  The
56,000 options that were recorded as deferred charges of $42,730
were not vested and were forfeited.   The 444,000 options that
were vested expired during 2007.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value. During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value. This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract. Management consulting expense of $773,333 was recognized during 2007. For the three months ending March 31, 2008, $154,667 was recognized as management consulting expense. This contract expired in February 2008.

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

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
-------------------------------------
During October 2007, the Company issued 150,000 shares of common stock for investor relation services pursuant to a contract entered into by the Chief Executive Officer on behalf of the Company. The value of these shares is $135,000, fair value. During 2007, the Company recognized $135,000 in investor relations expense.

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting Chief
Executive Officer for services rendered valued at $288,000, fair value. The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $52,180. For the three months ending March 31, 2008 the Company recognized $10,885 of consulting expense.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $433,966. For the three months ending March 31, 2008, the Company recognized $150,690 in consulting expense.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2007 is $52,946. For the three months ending March 31, 2008, the Company recognized $21,040 in consulting expense.

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

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered. The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $1,159 in consulting expense during 2007. For the three months ending March 31, 2008, the Company recognized $3,402 in consulting expense.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
-------------------------------------
During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share. The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $41,653 in consulting expense. For the three months ending March 31, 2008, the Company recognized $86,851. The value of the options is being recognized pro rata over the vesting terms.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 100,000 shares of common stock at a purchase price of $0.72 per share. The options were valued at $59,490 using the Black-Scholes Option Pricing Formula. For the three months ending March 31, 2008, the Company recognized $18,254. The value of the options is being recognized pro rata over the vesting terms.

During 2008, the Company issued 31,667 shares of common stock and 15,834 warrants for proceeds of $19,000 in accordance to a private placement memorandum issued on October 3, 2007. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of March 31, 2008, the 15,834 warrants are still outstanding.

During March 2008, the Company issued 400,000 warrants as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value. This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract. Management consulting expense of $27,667 was recognized for the three months ending March 31, 2008.

During March 2008, the company issued 100,000 shares of common stock for legal services valued at $75,000, fair value. The
Company recognized $75,000 of legal expense for the three months ending March 31, 2008.


NOTE 11 - STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility between 150% and 186%, risk-free interest rate between 3.8% and 5.1% and expected option life of ten years.

During the three months ended March 31, 2008, the Company's net income was approximately $300,165 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R). As of March 31, 2008, there was $1,056,684 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007


NOTE 11 - STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

                                  Non-Qualified Stock Options and Warrants Outstanding and Exercisable
                                  --------------------------------------------------------------------
                                           Number of              Exercise        Weighted Avereage
                                            Shares                 Price           Exercise Price
                                        ------------          -------------        --------------
Outstanding, December 31, 2007             6,293,971          $0.25 - $2.00         $       0.48

Granted                                      515,833          $0.001- $1.00         $      0.145
Exercised                                   (300,000)         $        0.25         $       0.25
                                        ------------          -------------        -------------

Outstanding, March 31, 2008                6,509,804          $0.001- $2.00         $       0.74

Exercisable, March 31, 2008                4,762,204          $0.001- $2.00         $       0.54


                       Non-Qualified Stock Options and Warrants Outstanding
                  -------------------------------------------------------------
                   Number Outstanding    Weighted Average       Weighted Average
   Range of       Currently Exercisable     Remaining      Exercise Price of Options and
Exercise Prices     at March 31, 2008    Contractual Life  Warrants Currently Exercisable
----------------  --------------------   ----------------  ------------------------------
 $0.001 - $2.00          4,762,204           1.57 Years             $         0.54


NOTE 12 - CONTINGENCY

2005 Private Offering
---------------------
During 2005, the Company raised $1,000,000 through the sale of 4,000,000 shares of common stock in a limited offering to persons believed to be accredited investors. The Company received a legal opinion from third party outside counsel as to the availability of an exemption from registration with the SEC with respect to the limited offering. In December 2005, the Company was informed by the SEC that it is investigating the circumstances surrounding the $1,000,000 offering including the subsequent public resale of certain shares originally sold in the offering, along with related matters. The Company has further been informed that the original issuance of the stock and subsequent resale may have been done, in the opinion of the SEC, in violation of the registration provisions of the Securities Act of 1933, as amended. These matters could lead to enforcement action by the SEC. The Company's management is committed to cooperate fully with the SEC.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007


NOTE 12 - CONTINGENCY (CONTINUED)

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

In May 2008, the parties were in the process of reaching a settlement. The estimated settlement amount is included in accounts payable as of March 31, 2008.

NOTE 13 - RELATED PARTY

The Company has available-for-sale securities of a related party
(NOTE 6). The information is summarized below and is recorded on the balance sheet as "Available-for-sale securities". The unrealized loss on this investment is included on the Statement of Other Comprehensive Income.

                Number                    Market     Unrealized
               of Shares       Cost       Value         Loss
               ---------     --------   ---------   -----------
Related party     43,900     $ 87,800   $  41,266   $  (46,534)


Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006. In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000. In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000. This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $297,425, fair value. For the three months ending March 31, 2008 and 2007, the Company recognized $182,334 and $72,369 in management expense. The unamortized expense is reflected as deferred charges in the equity section of the balance sheet.

At March 31, 2008 the Company has accrued officer salaries of $98,205.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007


NOTE 14 - SUBSEQUENT EVENTS

Common Stock
------------
Through May 10, 2008, the Company issued 658,334 shares of its common stock and warrants to purchase 329,167 shares of the Company's common stock for proceeds of $395,000. In accordance with Emerging Issue Task Force ("EITF") 00-19, the warrants will be reflected as equity since the warrant contract requires physical settlement or net share settlement and does not permit net cash settlement of the contract.

Warrants
--------
Through May 10, 2008, stockholders exercised their rights to purchase 45,000 shares of the Company's common stock for total proceeds of $22,500.

                      LIGHTWAVE LOGIC, INC.
                  NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2008 AND 2007



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

    The following provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

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

    We are currently developing electro-optic plastics that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius. Stability above 300 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. Our past results, independently confirmed by the University of Arizona, have demonstrated that the molecular performance of some of our Company's molecular designs perform 650% better than competitive electro-optic compounds.

    Our revenue model relies substantially on the assumption that we will be able to successfully develop electro-optic products for applications within the industries described below. When appropriate, we intend to create specific materials for each of these applications and use our proprietary knowledge base to continue to enhance its discoveries.

  *   Satellite Reconnaissance
  *   Navigational Systems
  *   Radar Applications
  *   Telecommunications
  *   Backplane Optical Interconnects
  *   Entertainment
  *   Medical Applications
  *   Optical Computing

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

    In January 2008, we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets. We recently received an assessment from TangibleFuture, Inc. whereby they consider the existing high speed, long reach, communication modulator market to approximate $140 million per year.

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

    We ultimately intend to use our next-generation electro-optic plastics for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

   *  Satellite Reconnaissance
   *  Navigational Systems
   *  Radar Applications
   *  Telecommunications
   *  Backplane Optical Interconnects
   *  Entertainment
   *  Medical Applications
   *  Optical Computing

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

    We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.

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

Results of Operations

    Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Revenues

    We had no revenues during the three months ended March 31, 2008 and 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

    Our operating expenses were $1,013,602 and $745,144 for the three months ended March 31, 2008 and 2007, respectively, for an increase of $268,458. This increase in operating expenses was due primarily to our hiring additional personnel, significantly increasing our research and development activities, and legal, accounting, investor relations and other costs associated with being a fully reporting public company.

    Included in our operating expenses for the three months ended March 31, 2008 was $704,835 for research and development expenses compared to $568,725 for the three months ended March 31, 2007, for an increase of $136,110. Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

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

    General and administrative expenses increased $132,348 to $308,767 for the three months ended March 31, 2008 compared to $176,419 for the three months ended March 31, 2007. The increase is due primarily to our increases in accounting and auditing fees, legal fees, management fees, investor relations fees, and wages and salaries, which were offset by a decrease in rent, insurance, state income taxes, travel and entertainment, and other costs.

    Accounting and auditing fees were $29,173 and $16,501 for the three months ended March 31, 2008 and 2007. The increase of $12,672 was primarily due to the fees associated with the December 31, 2007 year end audit. Legal fees increased $44,687 to $113,419 for the three months ended March 31, 2008 compared to $68,732 for the three months ended March 31, 2007 due to fees associated with the preparation of the Form 10-KSB and other legal services provided to our Company.

    Market research fees were $75,319 and $0 for the three months ended March 31, 2008 and 2007. During the first quarter of 2008, the Company entered into a contract with a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets.

    Wages and salaries increased $205,822 from $83,368 for the three months ended March 31, 2007 to $289,190 for the three months ended March 31, 2008 due to the amortization of employee options and an increase in pay for some of the officers. Consultant expense was $192,597 and $282,665 for the three months ended March 31, 2008 and 2007. The decrease of $90,068 was due to additional consultants being used during the three months ended March 31, 2007. Two of these consultants used during the three months ended
March 31, 2007 became employees as of January 1, 2008.

    Management fees increased $105,000 to $182,334 from $77,334 for the three months ended March 31, 2007 as a result of an additional contract signed in February 2008. Investor relations fees increased $26,361 from $27,210 for the three months ended March 31, 2007 to $53,571 for the three months ended March 31, 2008 due to the Company becoming fully reporting with the SEC and switching from the Pink Sheets to the Over-the-Counter Bulletin Board.

    We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

    Other income was $3,782 for the three months ended March 31, 2008, consisting of $4,624 of interest income on cash deposits and short term investments offset by $842 of interest expense compared to other (expense) of ($2,005) for the three months ended March 31, 2007, consisting of $3 of interest income on cash deposits and short term investments offset by $2,008 of interest expense.

Net Loss

    Net loss was $1,009,820 and $747,149 for the three months ended March 31, 2008 and 2007, respectively, for an increase of $262,671, primarily resulting from research and development and general and administrative expenses incurred as described above.

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

Liquidity and Capital Resources

    During the three months ended March 31, 2008, net cash used in operating activities was $379,560 and net cash used in investing activities was $18,428, which was due primarily to the Company applying for patents and the purchase of equipment. Net cash provided by financing activities for the three months ended March 31, 2008 was $94,000. At March 31, 2008, our cash and cash equivalents totaled $175,463, our assets totaled $599,500, our liabilities totaled $272,182, and we had stockholders' equity of $327,318.

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

    Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next four months, however, we will need to obtain additional future financing during 2008 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.



    We expect that our cash used in operations will increase beyond the three months ended March 31, 2008 as a result of the following planned activities:

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

     Analysis of Cash Flows

    For the three moths ended March 31, 2008

    Net cash used in operating activities was $379,560 for the three months ended March 31, 2008, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $194,729 in deferred charges, $195,060 in warrants issued for services, $105,105 in options issued for services, $75,000 in common stock issued for services, $2,395 in prepaid expenses and $54,091 in accounts payable and accrued expenses

    Net cash used by investing activities was $18,428 for the three months ended March 31, 2008, consisting of $8,221 for intangibles, as well as the purchase of equipment for $10,207.

    Net cash provided by financing activities was $94,000 for the three months ended March 31, 2008 and consisted of $19,000 of proceeds from the sale of our common stock and $75,000 from the exercise of a warrant.

    Inflation and Seasonality

    We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4T  Controls and Procedures

    As of the end of the period covered by this report, an evaluation was performed by management under the supervision and with the participation of the Company's president and treasurer of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's president and treasurer that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

    There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                     PART II - OTHER INFORMATION

Item 1	Legal Proceedings

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

    We are not aware of any other litigation or threatened litigation of a material nature.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

    During the period covered by this report, we sold the following unregistered securities:

    During October 2007, we authorized a $1,500,000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 25 units were offered at the offering price of $60,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $1.00 per share. During January 2008 and February 2008, pursuant to this private offering, we issued 31,667 shares of common stock, and warrants to purchase an aggregate of 15,834 shares of common stock, for total proceeds of $19,000. The warrants are immediately exercisable for a period of two (2) years from the date of purchase. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

    During January 2008, pursuant to our 2007 Employee Stock Option Plan, we issued options to purchase 100,000 shares of our common stock at a purchase price of $0.72 per share to one accredited person in exchange for that person serving as a member of our board of directors. 25,000 options vested at their time of issuance and the remaining options vest in three equal annual installments of 25,000 options per year commencing January 2009. All of the options expire on January 8, 2013. This person was the only offeree in connection with these transactions. We relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

    During March 2008, we issued 100,000 shares of our common stock to one accredited person in exchange for professional services. The shares were valued at approximately $0.75 per share for an aggregate amount of approximately $75,000. This person was the only offeree in connection with these transactions. We relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

    During March 2008, we issued 300,000 shares of common stock to one accredited person for $75,000 pursuant to a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.25 per share. The warrant was issued during June 2006. We relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

    During March 2008, we issued to one accredited person a warrant to purchase up to 400,000 shares of our common stock at an exercise price of $0.001 per share for a period of up to five years in exchange for management consulting services. The warrants were valued at $332,000, fair value. This person was the only offeree in connection with this transaction. We relied on
Section 4(2) of the Securities Act since the transaction did not involve any public offering.

    No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 4	Submission of Matters to a Vote of Security Holders

    Upon the approval of our Board of Directors, on February 6, 2008 a total of ten stockholders, including directors, owning 17,071,904 shares of our outstanding common stock as of February 6, 2008, consented in writing to the actions described below.

1. The Approval of an amendment to the Company's Articles of Incorporation to change the name of the Company from Third-order Nanotechnologies, Inc. to Lightwave Logic, Inc.;

2. The Approval of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 100,000,000; and

3.  The adoption of the 2007 Employee Stock Plan.

    Such approval and consent constituted the approval and consent of a majority of the total combined voting power of our outstanding common stock and was sufficient under the Nevada Revised Statutes and our Articles of Incorporation and Bylaws to approve the action. Accordingly, the actions were not submitted to other Company stockholders for a vote. On February 19, 2008, an Information Statement was furnished to stockholders to provide them with certain information concerning the actions in accordance with the requirements of the Securities Exchange Act of 1934 and the regulations promulgated thereunder, includingRegulation 14C.

Item 6	Exhibits

(2)       Charter and Bylaws.

    2.1   Certificate of Amendment to Articles of Incorporation*

(10)      Material Contracts.

10.1      2007 Employee Stock Plan*

(31)

   31.1 Certification of the President of Lightwave Logic, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Treasurer of Lightwave Logic, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

   32.1 Certification of the President of Lightwave Logic, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Treasurer of Lightwave Logic, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference to the Company's Definitive Schedule 14C Information Statement filed on February 19, 2008.

                               SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE  LOGIC, INC.

Registrant

By: /s/ Fred Goetz, Jr.
    ---------------------------
    Fred Goetz, Jr., President

Date: May 20, 2008

By: /s/ Fred Goetz, Jr.
    ---------------------------
    Fred Goetz, Jr., President

Date: May 20, 2008

By: /s/ Andrew J. Ashton
    ---------------------------
    Andrew J. Ashton, Treasurer

Date: May 20, 2008