Form 10-Q
period 2008-06-30
Lightwave Logic, Inc.
filed 2008-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	82-049-7368 (I.R.S. Employer Identification No.) ____19808____ (Zip Code)
Registrant’s telephone number, including area code: (302) 998-8824

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer  ☐ Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No ☒

The number of shares of the registrant’s Common Stock outstanding as of August 14, 2008 was 34,895,076.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	1

STATEMENTS OF OPERATIONS	2

STATEMENTS OF COMPREHENSIVE LOSS	3

STATEMENTS OF STOCKHOLDERS’ EQUITY	4-6

STATEMENTS OF CASH FLOWS	7-8

NOTES TO FINANCIAL STATEMENTS	9-25

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$205,567	$479,451
Deferred charges	-	12,395
Prepaid expenses	7,356	7,294
Note receivable	100,000	100,000
Interest receivable	1,322	1,244
	314,245	600,384
AVAILABLE FOR SALE SECURITIES
Related party	32,861	26,779
Other	4,110	2,411
	36,971	29,190

PROPERTY AND EQUIPMENT - NET	69,056	67,276

OTHER ASSETS
Intangible assets	184,796	174,421

TOTAL ASSETS	$605,068	$871,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,696	$103,426
Accounts payable - related party	6,593	-
Accrued expenses	98,205	114,665
	160,494	218,091

CONTINGENCY	-	-

TOTAL LIABILITIES	160,494	218,091

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
34,850,076 and 33,690,075 issued and outstanding at
June 30, 2008 and December 31, 2007	34,850	33,690
Additional paid-in-capital	12,785,423	10,449,763
Deferred charges	(221,332)	(154,667)
Unrealized loss on Available for Sale Securities	(50,659)	(58,610)
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(12,087,881)	(9,601,169)

TOTAL STOCKHOLDERS' EQUITY	444,574	653,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$605,068	$871,271

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDING

JUNE 30, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2008

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET SALES	$-	$-	$-	$-	$-

COST AND EXPENSE
Research and development	5,571,767	1,304,175	806,578	2,009,010	1,375,303
General and administrative	6,575,916	177,133	385,147	484,733	561,566
	12,147,683	1,481,308	1,191,725	2,493,743	1,936,869

LOSS FROM OPERATIONS	(12,147,683)	(1,481,308)	(1,191,725)	(2,493,743)	(1,936,869)

OTHER INCOME (EXPENSE)
Interest income	26,691	4,041	1,581	8,666	1,584
Dividend income	1,527	-	-	-	-
Realized gain (loss) on investment	63,079	(108)	-	(108)	-
Realized gain on disposal of assets	637	-	-	-	-
Interest expense	(32,132)	(685)	(1,341)	(1,527)	(3,349)

NET LOSS	$(12,087,881)	$(1,478,060)	$(1,191,485)	$(2,486,712)	$(1,938,634)

Basic and Diluted Loss per Share		$(0.04)	$(0.04)	$(0.07)	$(0.06)

Basic and Diluted Weighted Average Number of Shares		34,699,069	31,149,313	34,246,669	29,988,039

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2008 AND 2007 AND FOR THE

PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2008

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET LOSS	$(12,087,881)	$(1,478,060)	$(1,191,485)	$(2,486,712)	$(1,938,634)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on Available for Sale Securities	(50,659)	(24,507)	(22,457)	7,951	(16,428)

COMPREHENSIVE LOSS	$(12,138,540)	$(1,502,567)	$(1,213,942)	$(2,478,761)	$(1,955,062)

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008

(UNAUDITED)

						Unrealized		Deficit Accumulated
	Number of	Common	Paid-in	Subscription	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	Receivable	Charges	on Securities	Deficit	Development Stage	Total
ENDING BALANCE AT DECEMBER 31, 2003	100	1	$-	$-	$-	$-	$(15,827)	$-	$(15,826)
Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	-	-	-	-	-	-

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	-	-	-	(15,827)	-	(15,826)

Common stock issued to founders	13,292,927	13,293	(13,293)	-	-	-	-	-	-
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	-	-	-	-	-	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	-	-	-	-	-	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	-	-	-	-	-	30,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	-	-	-	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	-	-	-	-	-	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	-	-	-	-	-	499,000
Subscription receivable	-	-	-	(6,500)	-	-	-	-	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	-	-	-	-	-	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	-	-	-	-	-	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	-	-	37,000	-	-	-	-	-	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	-	-	24,200	-	-	-	-	-	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	-	-	15,900	-	-	-	-	-	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	-	-	435,060	-	-	-	-	-	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	-	-	-	-	(584,000)	-	-	-	(584,000)
Amortization of deferred charges	-	-	-	-	265,455	-	-	-	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	$3,590,407	$(6,500)	$(318,545)	$-	$(15,827)	$(2,443,911)	$831,878

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

						Unrealized		Deficit Accumulated
	Number of	Common	Paid-in	Subscription	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	Receivable	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	$3,590,407	$(6,500)	$(318,545)	$-	$(15,827)	$(2,443,911)	$831,878

Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	-	-	-	-	-	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	-	-	-	-	-	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	-	-	-	-	-	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	-	-	-	-	-	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	-	-	-	-	-	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	-	-	66,500	-	-	-	-	-	66,500
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	-	-	465,996	-	-	-	-	-	465,996
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	-	-	428,888	-	-	-	-	-	428,888
Contributed capital related to accrued interest	-	-	35,624	-	-	-	-	-	35,624
Subscription receivable	-	-	-	6,500	-	-	-	-	6,500
Amortization of deferred charges	-	-	-	-	318,545	-	-	-	318,545
Unrealzed gain (loss) on securities	-	-	-	-	-	(26,000)	-	-	(26,000)
Net loss for the year ending December 31, 2006	-	-	-	-	-		-	(2,933,809)	(2,933,809)

BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

								Deficit Accumulated
	Number of	Common	Paid-in	Subscription	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Receivable	Charges	Of Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-	-	-	-	-	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealzed gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)
BALANCE AT DECEMBER 31, 2007 (AUDITED)	33,690,075	33,690	$10,449,763	$-	$(154,667)	$(58,610)	$(15,827)	$(9,601,169)	$653,180

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

						Unrealized		Deficit Accumulated
	Number of	Common	Paid-in	Subscription	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	Receivable	Charges	Of Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2007 (AUDITED)	33,690,075	33,690	$10,449,763	$-	$(154,667)	$(58,610)	$(15,827)	$(9,601,169)	$653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Exercise of warrants at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Exercise of warrants at $0.50/share	70,000	70	34,930	-	-	-	-	-	35,000
Warrants issued for services in September 2005, vested through June 2008, valued at $1.45/share	-	-	18,086	-	-	-	-	-	18,086
Warrants issued for services in March 2007, vested through June 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested through June 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested through June 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested through June 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested through June 2008, valued at $0.55/share	-	-	6,804	-	-	-	-	-	6,804
Options issued for services in November 2007, vested through June 2008, valued at $0.60/share	-	-	173,703	-	-	-	-	-	173,703
Options issued for services in January 2008, vested through June 2008, valued at $0.60/share	-	-	18,254	-	-	-	-	-	18,254
Warrants issued for future services in March 2008, vested through June 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through June 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	265,335	-	-	-	265,335
Unrealzed gain (loss) on securities	-	-	-	-	-	7,951	-	-	7,951
Net loss for the six months ending June 30, 2008	-	-	-	-	-	-	-	(2,486,712)	(2,486,712)

BALANCE AT JUNE 30, 2008 (UNAUDITED)	34,850,076	$34,850	$12,785,423	$-	$(221,332)	$(50,659)	$(15,827)	$(12,087,881)	$444,574

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDING

JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,087,881)	$(2,486,712)	$(1,938,634)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,171,124	277,730	1,002,834
Warrants issued for services	2,047,825	1,213,863	61,346
Stock options issued for services	1,057,344	191,957	200,749
Common stock issued for services	605,292	75,000	5,292
Depreciation	53,565	8,427	8,220
Realized (gain) loss on investments	(63,079)	108	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(31,783)	(78)	-
Prepaid expenses	(7,356)	(62)	3,947
Increase (decrease) in liabilities
Accounts payable	143,611	(47,730)	58,569
Accounts payable - related party	6,593	6,593	(65,339)
Accrued expenses	32,690	(16,460)	3,499
Net cash used in operating activities	(4,072,692)	(777,364)	(659,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(184,796)	(10,375)	(100,480)
Proceeds from sale of available for sale securities	175,449	62	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(85,371)	(10,207)	(42,536)
Net cash used in investing activities	(294,718)	(20,520)	(143,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,140,524	414,000	1,241,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	110,000	110,000	-
Repayment of notes payable	(14,970)	-	(2,324)
Proceeds from subscription receivable	6,500	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-
Net cash provided by financing activities	4,567,619	524,000	1,238,676

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,209	(273,884)	436,143
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	479,451	528
CASH AND CASH EQUIVALENTS – END OF PERIOD	$205,567	$205,567	$436,672

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDING

JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2008 (CONTINUED)

(UNAUDITED)

	Cumulative	For the Six		For the Six
	Since	Months Ending		Months Ending
	Inception	June 30, 2008		June 30, 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$18,681	$685		$3,349

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-		$686,250

Warrants issued in exchange for deferred charges	$1,581,056	$332,000		$288,428

Common stock issued as settlement for accounts payable	$29,708	-		$29,708

Increase/(Decrease) in fair value of investment securities	$66,561	$7,951		$(16,428)

Accrued interest contributed as capital	$35,624	$-		$-

Common stock issued in the conversion of notes payable	$529,000	$-	$

Acquisition of automobile through loan payable	$24,643	$-		$-

Common stock issued upon exercise of a warrant In exchange for receivable	$75,000	$-		$-

Insurance company pay off of note payable	$9,673	$-		$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2007 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.   The interim operating results for the three and six months ending June 30, 2008 may not be indicative of operating results expected for the full year.

Loss per Share

The company follows SFAS 128, “Earnings per Share”, resulting in the presentation of basic and diluted loss per share.  The basic loss per share calculations includes the change in capital structure for all periods presented.  Because the Company reported a net loss for each of the three and six months ending June 30, 2008 and 2007, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

Recently Issued Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their consolidated financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on January 1, 2008 and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009.   This statement is not currently applicable since it has no majority-owned subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant.  SFAS 161 is not currently applicable to the Company since the Company does not have derivative investments of hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements (Continued)

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not expected to have a significant impact on the financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This FSP is not currently applicable to the Company.

Reclassifications

Certain reclassifications have been made to the June 30, 2007 financial statements to conform to the June 30, 2008 presentation.

NOTE 2 – RESTATEMENT

The accompanying June 30, 2007 financial statements have been restated to reflect the adjusted valuation of warrants issued for management services.  Originally the warrant was valued at $288,428 and amortized over the life of the contract, which is one year.  The adjusted valuation of the warrant was $348,000.  The effect of this restatement was a net increase in the net loss of $14,892 and $19,857 for the three and six months ended June 20, 2007, for the additional amortization expense associated with the adjusted valuation.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has incurred significant losses and experienced negative cash flow during the development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 3 – GOING CONCERN (CONTINUED)

The Company is in the development stage at June 30, 2008.  Currently, the Company has funds to maintain its operations through October 2008.  The Company’s development is proceeding on schedule and management hopes to demonstrate a prototype by August 2008.  Successful completion of the Company’s prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s cost structure for the following three years.  Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

NOTE 4 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:

	June 30, 2008	December 31, 2007
Common stock	$2,811,400	$2,811,400
Warrants	1,581,056	1,249,056
	4,392,456	4,060,456
Less: Accumulated Amortization	4,171,124	3,893,394
	221,332	167,062
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party	221,332	154,667
	$-	$12,395

NOTE 5 – NOTE RECEIVABLE

Note Receivable consists of the following:

	June 30,	December 31,
	2008	2007
Note Receivable - Theater Xtreme Entertainment Group, Inc.,	$100,000	$100,000
bears interest at 14% per year, matures one year from the date of issue
(August 15, 2008) and may be prepaid at any time without penalty.
Pursuant to the term of the Note, the Company received warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The value of the warrant is $3,893 at June 30, 2008 and
$2,300 at December 31, 2007. using the Black-Scholes pricing formula.
This value is included in the investments.
Total	$100,000	$100,000

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 6 – AVAILABLE FOR SALE SECURITIES

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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
Related Party	$32,861	$32,861	$-	$-
Other	4,110	217	-	3,893

Total available for sale securities	$36,971	$33,078	$-	$3,893

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)
Beginning Balance, January 1, 2008	$2,300

Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	1,593
Purchases, issuance and settlements	-

Ending Balance, June 30, 2008	$3,893

The amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to
assets still held at the reporting date.	$-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 7 – EQUIPMENT

Equipment consists of the following:

	June 30, 2008	December 31, 2007

Automobile	$-	$-
Office equipment	27,019	23,752
Lab equipment	82,105	75,165
	109,124	98,917
Less: Accumulated depreciation	40,068	31,641

	$69,056	$67,276

Depreciation expense for the six months ending June 30, 2008 and 2007 was $8,427 and $8,220.

NOTE 8 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2007, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2008.  The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.  Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

NOTE 10– STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to our Company’s Articles of Incorporation, our board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine.  The rights and preferences of this preferred stock may be superior to the rights and preferences of our common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock.  Additionally, preferred stock, if issued, could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of our business or a takeover from a third party.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

The stockholders’ deficit at January 1, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at July 14, 2004 (Note 1) after giving effect to the difference in par value with the offset to additional paid-in-capital.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years.  The fair market value of the warrants was $145,100.  The Company recognized consulting expense of $36,370, $66,500 and $24,200 for the years ended December 31, 2007, 2006 and 2005 in conjunction with this agreement.  For the six months ending June 30, 2008, the Company recognized $18,086 in consulting expense.

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

During 2006, the Company issued 850,000 shares of common stock and warrants to purchase 425,000 shares of common stock for proceeds of $425,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprise of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of June 30, 2008, warrants to purchase 200,000 shares of common stock are still outstanding.

During February 2006, the Company issued 300,000 shares of common stock for professional services rendered valued at $270,000, fair value.  The Company recognized consulting expense of $16,875 and $118,125 and legal expense of $16,875 and $118,125 during 2007 and 2006.  The contracts expired during 2007.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

During 2006, the Company cancelled a warrant issued during May 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.10, and issued an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $1 per share and the same option’s expiration and vesting terms were modified during November 2006.  The incremental cost of the modified option was $394,030 and will be expensed over the vesting terms.  The Company recognized $17,589 and $406,215 as a consulting expense in 2007 and 2006, which includes $337,290 of the incremental cost of the modified option.

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

During 2007, the Company issued 2,482,000 shares of common stock and warrants to purchase 1,241,000 shares of common stock for proceeds of $1,241,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of June 30, 2008, 70,000 warrants were exercised at $0.50 per share for a total of $35,000 and warrants to purchase 1,171,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of June 30, 2008, the warrants to purchase 883,770 shares of common stock are still outstanding.

During 2007, a shareholder that was issued 400,000 shares of the Company’s common stock and a warrant to purchase 200,000 shares of common stock at $0.50 per share rescinded his shares and warrant.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract.  During 2007, the Company recognized $97,396 in investor relations expense.  For the six months ending June 30, 2008, the Company recognized $8,854 in investor relations expense.  This contract expired in February 2008.

During February 2007, the Company terminated its then CEO.  The option to purchase 56,000 shares of common stock that was recorded as deferred charges of $42,730 were not vested and were forfeited.   The option to purchase 444,000 shares of common stock that were vested expired during 2007.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense of $773,333 was recognized during 2007.  For the six months ending June 30, 2008, $154,667 was recognized as management consulting expense.  This contract expired in February 2008.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,180.  For the six months ending June 30, 2008 the Company recognized $10,885 of consulting expense.  The warrant is still outstanding as of June 30, 2008.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $433,966.  For the six months ending June 30, 2008, the Company recognized $170,451 in consulting expense.  The warrants are still outstanding as of June 30, 2008.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,946.  For the six months ending June 30, 2008, the Company recognized $31,444 in consulting expense.  The warrant is still outstanding as of June 30, 2008.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula.  The Company recognized $61,449 in accounting expense during 2007.  The warrant is still outstanding as of June 30, 2008.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered.  The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $52,292 in consulting expense.  The warrant is still outstanding as of June 30, 2008.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year.  The Company recognized $1,159 in consulting expense during 2007.  For the six months ending June 30, 2008, the Company recognized $6,804 in consulting expense.  The warrant is still outstanding as of June 30, 2008.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $41,653 in consulting expense.  For the six months ending June 30, 2008, the Company recognized $173,703 of expense.  The value of the options is being recognized on a monthly basis over a three year period beginning on the grant date.  These options are still outstanding as of June 30, 2008.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued and option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490 using the Black-Scholes Option Pricing Formula.  For the six months ending June 30, 2008, the Company recognized $18,254 of expense.  The value of the option is being recognized on a monthly basis over a four year period beginning on the grant date.  The option is still outstanding as of June 30, 2008.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,000 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of June 30, 2008, the warrants are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract.  Management consulting expense of $110,668 was recognized for the six months ending June 30, 2008.    The warrant is still outstanding as of June 30, 2008.

During March 2008, the company issued 100,000 shares of common stock for legal services valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the six months ending June 30, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193 using the Black-Scholes Option Pricing Formula.  For the six months ended June 30, 2008, the Company recognized $976,193 in consulting expense.  The warrant is still outstanding as of June 30, 2008.

NOTE 11 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility between 115% and 186%, risk-free interest rate between 3.8% and 5.1% and expected option life of ten years.

During the six months ended June 30, 2008, the Company’s net income was approximately $1,405,819 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of June 30, 2008, there was $1,798,597 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2007:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	1,445,001	$0.001 - $0.73	$0.59
Expired	(15,000)	$0.50	$0.50
Exercised	(370,000)	$0.25 - $0.50	$0.31

Outstanding, June 30, 2008	7,403,972	$0.001 - $2.00	$0.56

Exercisable, June 30, 2008	5,868,972	$0.001 - $2.00	$0.52

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2008	Contractual Life	Warrants Currently Exercisable

$0.001 - $2.00	5,868,972	3.31 Years	$0.52

NOTE 12– CONTINGENCY

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

In or around January 2007, the SEC issued an investigative subpoena to the Company directing it to produce specified documents and information.  Thereafter, an SEC subpoena seeking testimony by the Company’s president was issued.  The Company and its president have complied with all of the SEC’s requests for documents and testimony.  The SEC has not indicated whether or not it intends to take any action against the Company or any of its officers, directors or employees.  There has been no contact with the SEC since December 2007.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 12– CONTINGENCY (CONTINUED)

Ronald R. Genova Lawsuit

During July 2007, Ronald R. Genova (plaintiff) filed a lawsuit in Philadelphia County, Court of Common Pleas against Defendants Lightwave Logic, Inc., (formerly Third-Order Nanotechnologies, Inc.), PSI-TEC Holdings, Inc. (which subsequently merged into Lightwave Logic, Inc.) and Universal Capital Management, Inc.

The lawsuit was settled in May 2008 against all defendants by the Company making a payment of $47,500 to the plaintiff.

NOTE 13 – RELATED PARTY

The Company has available-for-sale securities of a related party (NOTE 6).  The information is summarized below and is recorded on the balance sheet as “Available-for-sale securities”.  The unrealized loss on this investment is included on the Statement of Other Comprehensive Income.

	Number of Shares	Cost	Market Value	Unrealized Loss

Related party	43,815	$87,630	$32,861	$(54,769)

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006.  In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000.  In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000.  This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $332,000, fair value.  For the six months ending June 30, 2008 and 2007, the Company recognized $265,335 and $309,333 in management expense.  The unamortized expense is reflected as deferred charges in the equity section of the balance sheet.

At June 30, 2008 the Company has accrued officer salaries of $98,205.

NOTE 14 – SUBSEQUENT EVENTS

Warrants

Through August 14, 2008, stockholders exercised their rights to purchase 70,000 shares of the Company’s common stock for total proceeds of $30,000.

Other

In July 2008, two new directors were added to the Company’s board of directors.  The directors were issued options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.75 per share.  These options vest as follows:  50,000 immediately upon execution of the agreement, 50,000 each anniversary of the agreement.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

NOTE 14 – SUBSEQUENT EVENTS (CONTINUED)

Other (Continued)

In July 2008, the Company entered into a separation agreement with Harold R. Bennett, CEO whereas the agreement terminates his employment as of July 31, 2008.  The agreement provides for a payment of $30,000 to be made to Mr. Bennett as follows:  $10,000 on August 15, 2008, $10,000 on September 15, 2008 and $10,000 on October 15, 2008.  This separation agreement terminates Mr. Bennett’s employment as of July 31, 2008.

Effective August 1, 2008, the Company entered into an employment agreement with James Marcelli as the Company’s new Chief Executive Officer.  Pursuant to one year employment agreement, the new CEO is to receive the following:  $14,500 per month salary, stock grant of 200,000 shares of common stock, an option to purchase 1,050,000 shares of common stock to vest quarterly over a three year period beginning November 1, 2008 at an exercise price of $1.75 per share, company paid health and dental benefits, housing and car allowance.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance and involve risks and uncertainties. Should one or more risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, expected, planned, intended, estimated, projected or otherwise indicated. We caution you not to place undue reliance on these forward-looking statements, which we have made as of the date of this Quarterly Report on Form 10-Q.

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

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Backplane Optical Interconnects

•

Entertainment

•

Medical Applications

•

Optical Computing

To be successful, we must, among other things:

•

Develop and maintain collaborative relationships with strategic partners;

•

Continue to expand our research and development efforts for our products;

•

Develop and continue to improve on our manufacturing processes and maintain stringent quality controls;

•

Produce commercial quantities of our products at commercially acceptable prices;

•

Rapidly respond to technological advancements;

•

Attract, retain and motivate qualified personnel; and

•

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

In January 2008, we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets. We recently received an assessment from TangibleFuture, Inc. whereby they consider the existing high speed, long reach, communication modulator market to approximate $140,000,000 per year.

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to our partner, Photon-X, LLC who will fabricate a prototype polymer optical modulator and measure its technical properties. We hope to be able to demonstrate this prototype prior to the end of the third quarter. We intend to utilize the services of Dr. Robert Norwood at the University of Arizona Photonics Department to perform the necessary proof of concept tests, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures at the University of Arizona.  Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product marketing and development in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a functional prototype to create a credible technology offering.

We ultimately intend to use our next-generation electro-optic plastics for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Backplane Optical Interconnects

•

Entertainment

•

Medical Applications

•

Optical Computing

In an effort to maximize our future revenue stream from our electro-optic polymer products, we are currently evaluating each of or some combination of the following approaches:

•

Licensing our technology for individual specific applications;

•

Entering into collaborative or joint venture agreements with one or a number of partners; or

•

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Revenues

We had no revenues during the three months ended June 30, 2008 and 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $1,481,308 and $1,191,725 for the three months ended June 30, 2008 and 2007, respectively, for an increase of $289,583.  This increase in operating expenses was due primarily to the increase in use of consultants, an increase in the payroll expense, offset by a termination of a lab employee in June 2007, decrease in chemicals and materials, decrease in investor relations fees, management fees and legal fees.

Included in our operating expenses for the three months ended June 30, 2008 was $1,304,175 for research and development expenses compared to $806,578 for the three months ended June 30, 2007, for an increase of $497,597. Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

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

General and administrative expenses decreased $208,014 to $177,133 for the three months ended June 30, 2008 compared to $385,147 for the three months ended June 30, 2007. The decrease is due primarily to our decrease in investor relations fees, management fees and legal fees, offset by a payroll expense due to the company hiring a Chief Executive Officer and Chief Technology Officer in January 2008.

Investor relations fees were $12,160 and $39,097 for the three months ended June 30, 2008 and 2007. The decrease of $26,937 was primarily due a contract with an investor relations firm that was suspended during April 2008.  Management fees decreased $147,833 to $84,167 for the three months ended June 30, 2008 compared to $232,000 for the three months ended June 30, 2007 due to a contract expiring in February 2008 and a new contract becoming effective in February 2008.

Legal fees were $23,637 and $39,652 for the three months ended June 30, 2008 and 2007.  The decrease of $16,015 was due to the company filing its registration statement in the second quarter of 2007.

Wages and salaries increased $85,688 from $148,722 for the three months ended June 30, 2007 to $234,410 for the three months ended June 30, 2008 due to the company hiring a Chief Executive Officer and Chief Technology Officer in January 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income was $3,248 for the three months ended June 30, 2008, consisting of $4,041 of interest income on cash deposits and short term investments offset by $108 of realized loss on investments and $685 of interest expense compared to other income of $240 for the three months ended June 30, 2007, consisting of $1,581 of interest income on cash deposits and short term investments offset by $1,341 of interest expense.

Net Loss

Net loss was $1,478,060 and $1,191,485 for the three months ended June 30, 2008 and 2007, respectively, for an increase of $286,575, primarily resulting from research and development and general and administrative expenses incurred as described above.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Revenues

We had no revenues during the six months ended June 30, 2008 and 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $2,493,743 and $1,936,869 for the six months ended June 30, 2008 and 2007, respectively, for an increase of $556,874.  This increase in operating expenses was due primarily to the increase in use of consultants, an increase in the payroll expense, offset by a termination of a lab employee in June 2007, decrease in chemicals and materials, decrease in investor relations fees, management fees and legal fees.

Included in our operating expenses for the six months ended June 30, 2008 was $2,009,010 for research and development expenses compared to $1,375,303 for the three months ended June 30, 2007, for an increase of $633,707. Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

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

General and administrative expenses decreased $76,833 to $484,733 for the six months ended June 30, 2008 compared to $561,566 for the six months ended June 30, 2007. The decrease is due primarily to our decrease in management fees, offset by an increase in market research fees, legal fees, and payroll expense.

Management fees were $265,335 and $309,333 for the six months ended June 30, 2008 and 2007. The decrease of $43,998 was due to a contract expiring in February 2008 and a new contract becoming effective in February 2008.

Legal fees were $137,056 and $108,384 for the six months ended June 30, 2008 and 2007.  The increase of $28,672 was due to the company filing its first Form 10K-SB with the SEC in March 2008.

Wages and salaries increased $291,774 from $232,036 for the six months ended June 30, 2007 to $523,810 for the six months ended June 30, 2008 due to the company hiring a Chief Executive Officer and Chief Technology Officer in January 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income was $7,031 for the six months ended June 30, 2008, consisting of $8,666 of interest income on cash deposits and short term investments offset by $108 in realized loss on investments and $1,527 of interest expense compared to other (expense) of ($1,765) for the six months ended June 30, 2007, consisting of $1,584 of interest income on cash deposits and short term investments offset by $3,349 of interest expense.

Net Loss

Net loss was $2,486,712 and $1,938,634 for the six months ended June 30, 2008 and 2007, respectively, for an increase of $548,078, primarily resulting the hiring of additional key personnel and officers.

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

Liquidity and Capital Resources

During the six months ended June 30, 2008, net cash used in operating activities was $777,364 and net cash used in investing activities was $20,520, which was due primarily to the Company applying for patents and the purchase of equipment. Net cash provided by financing activities for the six months ended June 30, 2008 was $524,000. At June 30, 2008, our cash and cash equivalents totaled $205,567, our assets totaled $605,068, our liabilities totaled $160,494, and we had stockholders' equity of $444,574.

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

We expect that our cash used in operations will increase beyond the six months ended June 30, 2008 as a result of the following planned activities:

•

The addition of management, sales, marketing, technical and other staff to our workforce;

•

Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment;

•

Increased spending in marketing as our products are introduced into the marketplace;

•

Developing and maintaining collaborative relationships with strategic partners;

•

Developing and improving our manufacturing processes and quality controls; and

•

Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

Analysis of Cash Flows

For the six moths ended June 30, 2008

Net cash used in operating activities was $777,364 for the six months ended June 30, 2008, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, $140 in receivables and prepaid expenses, $57,597 in accounts payable and accrued expenses, offset by $277,730 in deferred charges, $1,213,863 in warrants issued for services, $191,957 in options issued for services and $75,000 in common stock issued for services.

Net cash used by investing activities was $20,520 for the six months ended June 30, 2008, consisting of $10,375 for intangibles, as well as the purchase of equipment for $10,207 offset by a sale of available for sale securities of $62.

Net cash provided by financing activities was $524,000 for the six months ended June 30, 2008 and consisted of $414,000 of proceeds from the sale of our common stock and $110,000 from the exercise of a warrant.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

 Item 4

Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our president and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our president and treasurer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our president and treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1

Legal Proceedings

Ronald R. Genova v. Third-Order Nanotechnologies, Inc., PSI-TEC Holdings, Inc. and Universal Capital Management

During July 2007, Ronald R. Genova (plaintiff) filed a lawsuit in Philadelphia County Court of Common Pleas against Defendants Lightwave Logic, Inc. (formerly Third-Order Nanotechnologies, Inc.), PSI-TEC Holdings, Inc. (which subsequently merged into Lightwave Logic, Inc.) and Universal Capital Management, Inc.

The lawsuit was settled in May 2008 against all defandants by the Company making a payment of $47,500 to the plaintiff.

We are not aware of any other litigation or threatened litigation of a material nature.

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

During October 2007, we authorized a $1,500,000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 25 units were offered at the offering price of $60,000 per unit, with each unit comprised of 100,000 shares of common stock, and a warrant to purchase 50,000 shares of common stock at $1.00 per share. During the period covered by this report, pursuant to this private offering, we issued 658,334 shares of common stock, and warrants to purchase an aggregate of 329,167 shares of common stock, for total proceeds of $395,000. The warrants are immediately exercisable for a period of two (2) years from the date of purchase. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

During April 2008, we issued to one accredited person a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.73 per share for a period of up to five years in exchange for consulting services.  The warrant was valued at $976,913, fair value.  This person was the only offeree in connection with this transaction.  We relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.

During April 2008, we issued 20,000 shares of our common stock to two accredited persons pursuant to the exercise of warrants. The shares were valued at $0.50 per share pursuant to the warrant agreements for an aggregate amount of $10,000. During May 2008, we issued 50,000 shares of our common stock to two accredited persons pursuant to the exercise of warrants. The shares were valued at $0.50 per share pursuant to the warrant agreements for an aggregate amount of $25,000. We relied on Section 4(2) of the Securities Act since these transactions did not involve any public offering.

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

LIGHTWAVE  LOGIC, INC.

Registrant

By: /s/ Fred Goetz, Jr.

        Fred Goetz, Jr., President

Date: August 14, 2008

By: /s/ Fred Goetz, Jr.

        Fred Goetz, Jr., President

Date: August 14, 2008

By: /s/ Andrew J. Ashton

        Andrew Ashton, Treasurer

Date: August 14, 2008