Form 10-Q
period 2008-09-30
Lightwave Logic, Inc.
filed 2008-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization) 2601 Annand Drive Suite 16 Wilmington, DE (Address of principal executive offices)	82-049-7368 (I.R.S. Employer Identification No.) 19808 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding as of November 10, 2008 was 35,268,076.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

26

Item 4.     Controls and Procedures

36

PART II – OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

37

Item 6.     Exhibits

37

SIGNATURES

38

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS 2

STATEMENTS OF OPERATIONS 3

STATEMENTS OF COMPREHENSIVE LOSS 4

STATEMENTS OF STOCKHOLDERS’ EQUITY 5 - 8

STATEMENTS OF CASH FLOWS 9 - 10

NOTES TO FINANCIAL STATEMENTS 11 - 25

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$135,339	$479,451
Deferred charges		12,395
Prepaid expenses	12,169	7,294
Note receivable		100,000
Interest receivable		1,244
	147,508	600,384

AVAILABLE FOR SALE SECURITIES
Related party	38,119	26,779
Other	2,495	2,411
	40,614	29,190

PROPERTY AND EQUIPMENT - NET	65,270	67,276

OTHER ASSETS
Intangible assets	190,844	174,421

TOTAL ASSETS	$444,236	$871,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,085	$103,426
Accounts payable - related party	10,531	
Accrued expenses	98,205	114,665
	139,821	218,091

CONTINGENCY		

TOTAL LIABILITIES	139,821	218,091

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding		
Common stock $0.001 par value, 100,000,000 authorized
35,270,076 and 33,690,075 issued and outstanding at
September 30, 2008 and December 31, 2007	35,270	33,690
Additional paid-in-capital	13,764,801	10,449,763
Deferred charges	(138,331)	(154,667)
Unrealized loss on Available for Sale Securities	(47,017)	(58,610)
Accumulated deficit	(15,827)	(15,827)
Receivable for issuance of common stock	(12,500)	
Deficit accumulated during development stage	(13,281,982)	(9,601,169)

TOTAL STOCKHOLDERS' EQUITY	304,414	653,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$444,236	$871,271

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING

SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Cumulative Since Inception		For the Three Months Ending September 30, 2008		For the Three Months Ending September 30, 2007		For the Nine Months Ending September 30, 2008		For the Nine Months Ending September 30, 2007

NET SALES	$		$		$		$		$	

COST AND EXPENSE
Research and development		6,410,123		1,032,393		371,075		2,847,366		1,651,266
General and administrative		6,933,534		163,581		330,421		842,351		987,097
		13,343,657		1,195,974		701,496		3,689,717		2,638,363

LOSS FROM OPERATIONS		(13,343,657)		(1,195,974)		(701,496)		(3,689,717)		(2,638,363)

OTHER INCOME (EXPENSE)
Interest income		29,393		2,702		2,990		11,368		4,573
Dividend income		1,527								
Realized gain (loss) on investment		63,079						(108)		
Realized gain on disposal of assets		637								
Interest expense		(32,961)		(829)		(1,271)		(2,356)		(4,619)

NET LOSS		$(13,281,982)		$(1,194,101)		$(699,777)		$(3,680,813)		$(2,638,409)

Basic and Diluted Loss per Share				$(0.03)		$(0.02)		$(0.11)		$(0.09)

Basic and Diluted Weighted Average Number of Shares				35,017,902		31,622,535		34,505,623		30,538,858

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING

SEPTEMBER 30, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2008

(UNAUDITED)

	Cumulative Since Inception	For the Three Months Ending September 30, 2008	For the Three Months Ending September 30, 2007	For the Nine Months Ending September 30, 2008	For the Nine Months Ending September 30, 2007

NET LOSS	$(13,281,982)	$(1,194,101)	$(699,777)	$(3,680,813)	$(2,638,409)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on Available for Sale Securities	(47,017)	3,641	(7,333)	11,593	(23,761)

COMPREHENSIVE LOSS	$(13,328,999)	$(1,190,460)	$(707,110)	$(3,669,220)	$(2,662,170)

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Number of Shares	Common Stock	Paid-in Capital	Subscription Receivable	Deferred Charges	Unrealized Loss on Securities	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

ENDING BALANCE AT DECEMBER 31, 2003	100	$1	$—	$—	$—	$—	$(15,827)	$—	$(15,826)

Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	—	—	—	—	—	—

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	—	—	—	(15,827)	—	(15,826)

Common stock issued to founders	13,292,927	13,293	(13,293)	—	—	—	—	—	—
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	—	—	—	—	—	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	—	—	—	—	—	—
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	—	—	—	—	—	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	—	—	—	—	—	30,000
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	—	—	—	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	—	—	—	—	—	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	—	—	—	—	—	499,000
Subscription receivable	—	—	—	(6,500)	—	—	—	—	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	—	—	—	—	—	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	—	—	—	—	—	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	—	—	37,000	—	—	—	—	—	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	—	—	24,200	—	—	—	—	—	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	—	—	15,900	—	—	—	—	—	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	—	—	435,060	—	—	—	—	—	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	—	—	—	—	(584,000)	—	—	—	(584,000)
Amortization of deferred charges	—	—	—	—	265,455	—	—	—	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	—	—	—	—	—	75,000
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	—	(15,827)	(2,443,911)	831,878

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Number of Shares	Common Stock	Paid-in Capital	Subscription Receivable	Deferred Charges	Unrealized Loss on Securities	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	—	(15,827)	(2,443,911)	831,878

Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	—	—	—	—	—	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	—	—	—	—	—	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	—	—	—	—	—	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	—	—	—	—	—	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	—	—	—	—	—	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	—	—	66,500	—	—	—	—	—	66,500
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	—	—	465,996	—	—	—	—	—	465,996
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	—	—	428,888	—	—	—	—	—	428,888
Contributed capital related to accrued interest	—	—	35,624	—	—	—	—	—	35,624
Subscription receivable	—	—	—	6,500	—	—	—	—	6,500
Amortization of deferred charges	—	—	—	—	318,545	—	—	—	318,545
Unrealzed gain (loss) on securities	—	—	—	—	—	(26,000)	—	—	(26,000)
Net loss for the year ending December 31, 2006	—	—	—	—	—	—	—	(2,933,809)	(2,933,809)

BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$—	$—	$(26,000)	$(15,827)	$(5,377,720)	$574,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Number of Shares	Common Stock	Paid-in Capital	Common Stock Receivable	Deferred Charges	Unrealized Loss on Securities	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$—	$—	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	—	—	—	—	—	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	—	—	—	—	—	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	—	—	—	—	—	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	—	—	—	—	—	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	—	—	—	—	—	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	—	—	—	—	—	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	—	—	—	—	—	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	—	—	—	—	—	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	—	—	—	—	—	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	—	—	36,370	—	—	—	—	—	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	—	—	52,180	—	—	—	—	—	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	—	—	293,476	—	—	—	—	—	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	—	—	140,490	—	—	—	—	—	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	—	—	52,946	—	—	—	—	—	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	—	—	61,449	—	—	—	—	—	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	—	—	52,292	—	—	—	—	—	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	—	—	1,159	—	—	—	—	—	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	—	—	17,589	—	—	—	—	—	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	—	—	43,757	—	—	—	—	—	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	—	—	41,653	—	—	—	—	—	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	—	—	348,000	—	—	—	—	—	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	—	—	—	—	(928,000)	—	—	—	(928,000)
Amortization of deferred charges	—	—	—	—	773,333	—	—	—	773,333
Unrealized gain (loss) on securities	—	—	—	—	—	(32,610)	—	—	(32,610)
Net loss for the year ending December 31, 2007	—	—	—	—	—	—	—	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007 (AUDITED)	33,690,075	33,690	10,449,763	—	(154,667)	(58,610)	(15,827)	(9,601,169)	653,180

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Number of Shares	Common Stock	Paid-in Capital	Common Stock Receivable	Deferred Charges	Unrealized Loss on Securities	Accumulated Deficit	Deficit Accumulated During Development Stage	Total

BALANCE AT DECEMBER 31, 2007 (AUDITED)	33,690,075	33,690	10,449,763	—	(154,667)	(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	—	—	—	—	—	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	—	—	—	—	—	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	—	—	—	—	—	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	—	—	—	—	—	80,000
Exercise of warrants at $0.50/share	270,000	270	134,730	—	—	—	—	—	135,000
Warrants issued for services in September 2005, vested through September 2008, valued at $1.45/share	—	—	27,014	—	—	—	—	—	27,014
Warrants issued for services in March 2007, vested through September 2008, valued at $0.63/share	—	—	10,885	—	—	—	—	—	10,885
Warrants issued for services in April 2007, vested through September 2008, valued at $0.69/share	—	—	121,713	—	—	—	—	—	121,713
Warrants issued for services in April 2007, vested through September 2008, valued at $0.63/share	—	—	48,738	—	—	—	—	—	48,738
Warrants issued for services in May 2007, vested through September 2008, valued at $0.56/share	—	—	31,444	—	—	—	—	—	31,444
Warrants issued for services in December 2007, vested through September 2008, valued at $0.55/share	—	—	10,224	—	—	—	—	—	10,224
Options issued for services in November 2007, vested through September 2008, valued at $0.60/share	—	—	236,604	—	—	—	—	—	236,604
Options issued for services in January 2008, vested through September 2008, valued at $0.60/share	—	—	25,752	—	—	—	—	—	25,752
Options issued for services in July 2008, vested through September 2008, valued at $1.48/share	—	—	89,631	—	—	—	—	—	89,631
Options issued for services in August 2008, vested through September 2008, valued at $1.36/share	—	—	342,420	—	—	—	—	—	342,420
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	—	—	332,000	—	(332,000)	—	—	—	—
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	—	—	976,193	—	—	—	—	—	976,193
Amortization of deferred charges	—	—	—	—	348,336	—	—	—	348,336
Receivable for the issuance of common stock	—	—	—	(12,500)	—	—	—	—	(12,500)
Unrealized gain (loss) on securities	—	—	—	—	—	11,593	—	—	11,593
Net loss for the nine months ending September 30, 2008	—	—	—	—	—	—	—	(3,680,813)	(3,680,813)

BALANCE AT SEPTEMBER 30, 2008 (UNAUDITED)	35,270,076	$35,270	$13,764,801	$(12,500)	$(138,331)	$(47,017)	$(15,827)	$(13,281,982)	$304,414

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Cumulative Since Inception	For the Nine Months Ending September 30, 2008	For the Nine Months Ending September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,281,982)	$(3,680,813)	$(2,638,409)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,254,125	360,731	1,246,346
Warrants issued for services	2,060,173	1,226,211	417,037
Stock options issued for services	1,559,794	694,407	61,346
Common stock issued for services	965,292	435,000	5,292
Depreciation	57,351	12,213	12,461
Realized (gain) loss on investments	(63,079)	108	—
Realized gain on disposal of assets	(637)	—	—
(Increase) decrease in assets
Receivables	(30,461)	1,244	(101,285)
Prepaid expenses	(12,169)	(4,875)	4,784
Increase (decrease) in liabilities
Accounts payable	119,000	(72,341)	47,859
Accounts payable - related party	10,531	10,531	(65,339)
Accrued expenses	32,690	(16,460)	(5,113)

Net cash used in operating activities	(4,329,372)	(1,034,044)	(1,015,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(190,844)	(16,423)	(108,647)
Proceeds from sale of available for sale securities	175,449	62	—
Proceeds from sale of note receivable	100,000	100,000	—
Purchase of available for sale securities	(200,000)	—	—
Purchase of equipment	(85,371)	(10,207)	(42,536)

Net cash provided by (used in) investing activities	(200,766)	73,432	(151,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,140,524	414,000	1,241,000
Common stock rescinded, private placement	(200,000)	—	—
Issuance of common stock, exercise of warrants	202,500	202,500	—
Repayment of notes payable	(14,970)	—	(3,695)
Proceeds from subscription receivable	6,500	—	—
Advances to stockholders	(4,933)	—	—
Proceeds from convertible notes	529,000	—	—
Advances from officers	1,498	—	—

Net cash provided by financing activities	4,660,119	616,500	1,237,305

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,981	(344,112)	71,101

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	479,451	528

CASH AND CASH EQUIVALENTS - END OF PERIOD	$135,339	$135,339	$71,629

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2008 AND 2007 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2008

(UNAUDITED)

	Cumulative Since Inception	For the Nine Months Ending September 30, 2008	For the Nine Months Ending September 30, 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$20,352	$2,356	$1,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$—	$686,250

Warrants issued in exchange for deferred charges	$1,581,056	$332,000	$288,428

Common stock issued as settlement for accounts payable	$29,708	$—	$29,708

Increase/(Decrease) in fair value of investment securities	$70,203	$11,593	$(23,761)

Accrued interest contributed as capital	$35,624	$—	$—

Common stock issued in the conversion of notes payable	$529,000	$—	$—

Acquisition of automobile through loan payable	$24,643	$—	$—

Common stock issued upon exercise of a warrant in exchange for receivable	$75,000	$—	$—

Insurance company pay off of note payable	$9,673	$—	$—

Receivable for issuance of common stock	$12,500	$12,500	$—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2007 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2008 may not be indicative of operating results expected for the full year.

Loss per Share

The company follows SFAS 128, “Earnings per Share”, resulting in the presentation of basic and diluted loss per share.  The basic loss per share calculations includes the change in capital structure for all periods presented.  Because the Company reported a net loss for each of the three and nine months ending September 30, 2008 and 2007, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

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

SEPTEMBER 30, 2008 AND 2007

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

In October 2008, the FASB issued FAS Staff Position (FSP) 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." This is effective upon issuance, including prior periods for which financial statements have not been issued. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157. This FSP clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157–3 did not have an impact on the company’s financial statements.

Reclassifications

Certain reclassifications have been made to the September 30, 2007 financial statements to conform to the September 30, 2008 presentation.

NOTE 2 – RESTATEMENT

The accompanying September 30, 2007 financial statements have been restated to reflect the adjusted valuation of warrants issued for management services.  Originally the warrant was valued at $288,428 and amortized over the life of the contract, which is one year.  The adjusted valuation of the warrant was $348,000.  The effect of this restatement was a net increase in the net loss of $14,892 and $34,749 for the three and nine months ended September 30, 2007, for the additional amortization expense associated with the adjusted valuation.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

The Company is in the development stage at September 30, 2008.  Currently, the Company has funds to maintain its operations through November 2008. The Company’s development is proceeding on schedule and management hopes to demonstrate a prototype by the end of the first quarter of 2009. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. Successful completion of the Company’s prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s cost structure for the following three years.

NOTE 4 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:

	September 30, 2008		December 31, 2007

Common stock		$2,811,400	$2,811,400
Warrants		1,581,056	1,249,056
		4,392,456	4,060,456
Less: Accumulated Amortization		4,254,125	3,893,394
		138,331	167,062
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party		138,331	154,667

	$		$12,395

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 5 – NOTE RECEIVABLE

Note Receivable consists of the following:

	September 30, 2008		December 31, 2007

Note Receivable - Theater Xtreme Entertainment Group, Inc.,	$		$100,000
bears interest at 14% per year, matured one year from the date of issue
(August 15, 2008) and may be prepaid at any time without penalty.
Pursuant to the term of the Note, the Company received warrants to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The value of the warrant is $2,300 at September 30, 2008 and
$2,300 at December 31, 2007. using the Black-Scholes pricing formula.
This value is included in the investments.
This note was assigned in August 2008 for consideration of
$100,000 (the face value of the promissory note) paid to the Company by the assignees. The Company assigned, transferred and conveyed to the assignees all of its rights, title and interest in and to the promissory note.

Total	$		$100,000

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 6 – AVAILABLE FOR SALE SECURITIES (CONTINUED)

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Siginificant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

	Fair Value September 30, 2008

Available for sale securities
Related Party	$38,119	$38,119	$		$—
Other	2,495	195			2,300

Total available for sale securities	$40,614	$38,314	$		$2,300

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)

Beginning Balance, January 1, 2008		$2,300

Total gains or losses (realized/unrealized)
Included in earnings		
Included in other comprehensive income		o
Purchases, issuance and settlements		

Ending Balance, September 30, 2008		$2,300

The amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date.	$	

NOTE 7 – EQUIPMENT

Equipment consists of the following:

	September 30, 2008	December 31, 2007

Office equipment	$7,727	$23,752
Lab equipment	82,105	75,165
	89,832	98,917
Less: Accumulated depreciation	24,562	31,641

	$65,270	$67,276

Depreciation expense for the nine months ending September 30, 2008 and 2007 was $12,213 and $12,461.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 8 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2008 and 2007 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2008, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2008.  The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.  Tax years from 2005 through 2007 remain subject to examination by major tax jurisdictions.

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

Common Stock and Warrants

The stockholders’ deficit at January 1, 2004 has been retroactively restated for the equivalent number of shares received in the reverse acquisition at July 14, 2004 after giving effect to the difference in par value with the offset to additional paid-in-capital.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years.  The fair market value of the warrants was $145,100.  The Company recognized consulting expense of $36,370, $66,500 and $24,200 for the years ended December 31, 2007, 2006 and 2005 in conjunction with this agreement.  For the nine months ending September 30, 2008, the Company recognized $27,014 in consulting expense.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

During 2006, the Company issued 850,000 shares of common stock and warrants to purchase 425,000 shares of common stock for proceeds of $425,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprise of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of September 30, 2008, the remaining warrants to purchase 200,000 shares of common stock were fully exercised.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

During 2007, the Company issued 2,482,000 shares of common stock and warrants to purchase 1,241,000 shares of common stock for proceeds of $1,241,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of September 30, 2008, 270,000 warrants were exercised at $0.50 per share for a total of $135,000 and warrants to purchase 971,000 shares of common stock are still outstanding.  A common stock receivable of $12,500 was recorded at September 30, 2008.

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of September 30, 2008, the warrants to purchase 883,770 shares of common stock are still outstanding.

During 2007, a shareholder that was issued 400,000 shares of the Company’s common stock and a warrant to purchase 200,000 shares of common stock at $0.50 per share rescinded his shares and warrant.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract.  During 2007, the Company recognized $97,396 in investor relations expense.  For the nine months ending September 30, 2008, the Company recognized $8,854 in investor relations expense.  This contract expired in February 2008.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During February 2007, the Company terminated its then CEO.  The option to purchase 56,000 shares of common stock that was recorded as deferred charges of $42,730 were not vested and were forfeited.   The option to purchase 444,000 shares of common stock that were vested expired during 2007.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense of $773,333 was recognized during 2007.  For the nine months ending September 30, 2008, $154,667 was recognized as management consulting expense.  This contract expired in February 2008.

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

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,180.  For the nine months ending September 30, 2008 the Company recognized $10,885 of consulting expense.  The warrant is still outstanding as of September 30, 2008.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $433,966.  For the nine months ending September 30, 2008, the Company recognized $170,451 in consulting expense.  The warrants are still outstanding as of September 30, 2008.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,946.  For the nine months ending September 30, 2008, the Company recognized $31,444 in consulting expense.  The warrant is still outstanding as of September 30, 2008.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at an exercise price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula.  The Company recognized $61,449 in accounting expense during 2007.  The warrant is still outstanding as of September 30, 2008.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a exercise price of $0.25 per share for consulting services rendered.  The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $52,292 in consulting expense. The warrant was partially exercised to buy 20,000 shares of common stock in July, 2008. As of September 30, 2008, warrant to purchase 47,200 shares is still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year.  The Company recognized $1,159 in consulting expense during 2007.  For the nine months ending September 30, 2008, the Company recognized $10,224 in consulting expense.  The warrant is still outstanding as of September 30, 2008.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a exercise price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $41,653 in consulting expense.  For the nine months ending September 30, 2008, the Company recognized $236,604 of expense.  The value of the options is being recognized on a monthly basis over a three year period beginning on the grant date.  These options are still outstanding as of September 30, 2008.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at an exercise price of $0.72 per share.  The option was valued at $59,490 using the Black-Scholes Option Pricing Formula.  For the nine months ending September 30, 2008, the Company recognized $25,752 of expense.  The value of the option is being recognized on a monthly basis over a four year period beginning on the grant date.  The option is still outstanding as of September 30, 2008.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,000 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of September 30, 2008, the warrants are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract.  Management consulting expense of $193,669 was recognized for the nine months ending September 30, 2008.    The warrant is still outstanding as of September 30, 2008.

During March 2008, the company issued 100,000 shares of common stock for legal services valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the six months ending September 30, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a exercise price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193 using the Black-Scholes Option Pricing Formula.  For the nine months ended September 30, 2008, the Company recognized $976,193 in consulting expense.  The warrant is still outstanding as of September 30, 2008.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.48 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247. For the nine months ending September 30, 2008, the Company recognized $89,631 of expense. The values of the options are being recognized on a monthly basis over a three year period beginning on the grant date. The options are still outstanding as of September 30, 2008.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.36 per share to members of the board of directors and the Chief Executive Officer, respectively. The options were valued at $2,176,201 using the Black-Scholes Option Pricing Formula.  For the nine months ending September 30, 2008, the Company recognized $342,420 of expense. The values of the options are being recognized on a monthly basis over a three year period beginning on the grant date. The options are still outstanding as of September 30, 2008.

In August 2008, the Company issued 200,000 shares of common stock under the 2007 Stock Option Plan to its new Chief Executive Officer as part of the employment agreement valued at $360,000, fair value.  The Company recognized $360,000 in consulting expense during the nine months ended September 30, 2008.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

NOTE 11 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions: no dividend yield, expected volatility between 113% and 186%, risk-free interest rate between 3.1% and 5.1% and expected option life of ten years.

During the nine months ended September 30, 2008, the Company’s net income was approximately $1,920,618 lower as a result of stock-based compensation expense as a result of the adoption of SFAS 123(R).  As of September 30, 2008, there was $2,884,874 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2007:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	3,245,001	$0.001 - $1.75	$1.18
Expired	(115,000)	$0.50 - $2.00	$1.80
Exercised	(590,000)	$0.25 - $0.50	$0.33

Outstanding, September 30, 2008	8,883,972	$0.001 - $1.75	$0.32

Exercisable, September 30, 2008	5,894,972	$0.001 - $1.75	$0.58

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding Currently Exercisable at September 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable
Range of Exercise Prices

$0.001 - $1.75	5,894,972	3.225 Years	$0.58

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

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

	Number		Market Value	Unrealized loss
	of Shares	Cost

Related Party	43,815	$87,630	$38,119	$(49,511)

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006.  In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000.  In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000.  This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $332,000, fair value.  For the nine months ending September 30, 2008 and 2007, the Company recognized $348,336 and $506,583 in management expense.  The unamortized expense is reflected as deferred charges in the equity section of the balance sheet.

At September, 2008 the Company has accrued officer salaries of $98,205.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to our partner, Photon-X, LLC who will fabricate a prototype polymer optical modulator and measure its technical properties. We hope to be able to demonstrate this prototype prior to the end of the fourth quarter. We intend to utilize the services of Dr. Robert Norwood at the University of Arizona Photonics Department to perform the necessary proof of concept tests, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures at the University of Arizona. Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product marketing and development in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a functional prototype to create a credible technology offering.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Revenues

We had no revenues during the three months ended September 30, 2008 and 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $1,195,974 and $701,496 for the three months ended September 30, 2008 and 2007, respectively, for an increase of $494,478. This increase in operating expenses was due primarily to the increase in use of consultants, issuance of stock options for board of director members and a new CEO, an increase in the payroll expense, an increase in health insurance, offset by a decrease in accounts payable, decrease in chemicals and materials, decrease in investor relations fees, management fees and legal fees.

Included in our operating expenses for the three months ended September 30, 2008 was $1,032,393 for research and development expenses compared to $371,075 for the three months ended September 30, 2007, for an increase of $661,318. Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses. We expect to continue to incur substantial research and development expense to develop commercial products that utilize our electro-optic plastics. These expenses could increase as a result of continued development and commercialization of our electro-optic materials technology; subcontracting work to potential development partners; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; and incurring related operating expenses.

General and administrative expense consists primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including executive, investor relations, accounting and finance, legal, consulting and other operating expenses, including laboratory space rental costs.

General and administrative expenses decreased $166,840 to $163,581 for the three months ended September 30, 2008 compared to $330,421 for the three months ended September 30, 2007. The decrease is due primarily to our decrease in investor relations fees, management fees and legal fees, offset by a payroll expense due to the company hiring a new Chief Executive Officer in August 2008 and issuing stock options for members of the Board of Directors.

There were no fees for investor relations for the three months ended September 30, 2008 compared to $37,187 for the same three month period in 2007. This decrease was due to the suspension of the contract with an investor relations firm during April 2008. Management fees decreased $148,999 to $83,001 for the three months ended September 30, 2008 compared to $232,000 for the three months ended September 30, 2007 due to a contract expiring in February 2008 and a new contract becoming effective in February 2008.

Legal fees were $22,719 and $27,767 for the three months ended September 30, 2008 and 2007. The decrease of $5,048 was due to fees associated with the Company completing a registration statement in the third quarter of 2007.

Wages and salaries increased $831,182 from $161,521 for the three months ended September 30, 2007 to $992,703 for the three months ended September 30, 2008 due to the company hiring a new Chief Executive Officer in August 2008 that was issued a stock grant upon acceptance of this position and the issuance of stock options to members of the Board of Directors.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income was $1,873 for the three months ended September 30, 2008, consisting of $2,702 of interest income on cash deposits and short term investments offset by $829 of interest expense compared to other income of $1,719 for the three months ended September 30, 2007, consisting of $2,990 of interest income on cash deposits and short term investments offset by $1,271 of interest expense.

Net Loss

Net loss was $1,195,974 and $701,496 for the three months ended September 30, 2008 and 2007, respectively, for an increase of $494,478, primarily resulting from research and development and general and administrative expenses incurred as described above.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Revenues

We had no revenues during the nine months ended September 30, 2008 and 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $3,689,717 and $2,638,363 for the nine months ended September 30, 2008 and 2007, respectively, for an increase of $1,051,354. This increase in operating expenses was due primarily to the increase in use of consultants, issuance of stock options for board of director members and new CEO, an increase in the payroll expense, increase in health insurance, offset by a decrease in accounts payable, decrease in chemicals and materials, decrease in investor relations fees, management fees and legal fees.

Included in our operating expenses for the nine months ended September 30, 2008 was $2,847,366 for research and development expenses compared to $1,651,266 for the nine months ended September 30, 2007, for an increase of $1,196,100. Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.

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

General and administrative expenses decreased $144,746 to $842,351 for the nine months ended September 30, 2008 compared to $987,097 for the nine months ended September 30, 2007. The decrease is due primarily to our decrease in investor relations fees, management fees and legal fees, offset by a payroll expense due to the company hiring a new Chief Executive Officer in August 2008 and issuing stock options for new members of the Board of Directors.

Management fees were $348,336 and $541,333 for the nine months ended September 30, 2008 and 2007. The decrease of $192,997 was due to a contract expiring in February 2008 and a new contract becoming effective in February 2008.

Legal fees were $159,776 and $136,150 for the nine months ended September 30, 2008 and 2007. The increase of $23,626 was primarily due to the company filing its first Annual Report on Form 10-KSB for the year ended December 31, 2007 with the SEC in March 2008, as well as the filing of its Quarterly Reports on Form 10-Q for each of the first two quarterly periods of 2008.

Wages and salaries increased $1,122,843 from $393,670 for the nine months ended September 30, 2007 to $1,516,513 for the nine months ended September 30, 2008 due to the company issuing a stock grant to the new Chief Executive Officer in August 2008 and Chief Technology Officer in January 2008. This increase is also due to the Company granting stock options to members of the Board of Directors in the third quarter of 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income was $8,904 for the nine months ended September 30, 2008, consisting of $11,368 of interest income on cash deposits and short term investments offset by $108 in realized loss on investments and $2,356 of interest expense compared to other expense of $46 for the nine months ended September 30, 2007, consisting of $4,573 of interest income on cash deposits and short term investments offset by $4,619 of interest expense.

Net Loss

Net loss was $3,689,717 and $2,638,363 for the nine months ended September 30, 2008 and 2007, respectively, for an increase of $1,051,354, primarily resulting the hiring of additional key personnel and officers.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2008, net cash used in operating activities was $1,034,044 and net cash provided by investing activities was $73,432, which was due primarily to the Company applying for patents, the purchase of equipment, and the repayment of notes receivable. Net cash provided by financing activities for the nine months ended September 30, 2008 was $616,500. At September 30, 2008, our cash and cash equivalents totaled $135,339, our assets totaled $444,236, our liabilities totaled $139,821, and we had stockholders' equity of $304,414.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations for the next three months, however, we will need to obtain additional future financing during 2008 to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of warrants and stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase beyond the nine months ended September 30, 2008 as a result of the following planned activities:

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

Analysis of Cash Flows

For the nine months ended September 30, 2008

Net cash used in operating activities was $1,034,044 for the nine months ended September 30, 2008, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, $4,875 in prepaid expenses, $78,270 in accounts payable and accrued expenses, offset by $360,731 in deferred charges, $1,226,211 in warrants issued for services, $694,407 in options issued for services, $435,000 in common stock issued for services and $3,631 in receivables, and prepaid expenses.

Net cash used by investing activities was $73,432 for the nine months ended September 30, 2008, consisting of $16,423 for intangibles, as well as the purchase of equipment for $10,207, and the repayment of a note receivable for $100,000, offset by a sale of available for sale securities of $62.

Net cash provided by financing activities was $616,500 for the nine months ended September 30, 2008 and consisted of $414,000 of proceeds from the sale of our common stock and $202,500 from the exercise of warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Effectiveness of Disclosure

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to assure that information required to be declared by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following are unregistered securities our Company sold during the period covered by this report that have not been previously reported in a Current Report on Form 8-K:

During July 2008, we issued 50,000 and 20,000 shares of our common stock to three accredited persons pursuant to the exercise of warrants. The shares were valued at $0.50 and $0.25 per share pursuant to the warrant agreements for an aggregate amount of $25,000 and $5,000 respectively.

In August 2008, we issued 150,000 shares of our common stock to two accredited persons pursuant to the exercise of warrants. The shares were valued at $0.50 per share pursuant to the warrant agreements for an aggregate amount of $75,000.

We relied on Section 4(2) of the Securities Act since these transactions did not involve any public offering. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6.

Exhibits

(31)

31.1

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)

32.1

Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/James S. Marcelli

 James S. Marcelli,

 Chief Executive Officer

Date: November 14, 2008

By: /s/James S. Marcelli

 James S. Marcelli,

 Chief Executive Officer

Date: November 14, 2008

By: /s/ Andrew J. Ashton

 Andrew Ashton,

 Principal Financial Officer

Date: November 14, 2008