Form 10-K
period 2008-12-31
Lightwave Logic, Inc.
filed 2009-04-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

Commission file number: 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

121 Continental Drive Suite 110 Newark, DE	19713
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 302-356-2717

Securities registered pursuant to Section 12(b) of the Act

Title of each class registered	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

__________Common Stock, Par Value $0.001___________

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒.     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).     Yes  ☐     No  ☒

On March 26, 2009 there were 37,969,042 shares outstanding of the registrant’s common stock, $.001 par value.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our Company or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although our Company believes that the expectations reflected in the forward-looking statements are reasonable, our Company cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described by us in Item 1.A “Risk Factors,” not all of which are known to us.

Further, this report on Form 10-K contains forward looking statements that involve substantial risks and uncertainties. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of any research and product development, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the protection of and the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our Company's actual results may vary materially from those contained in such forward-looking statements because of risks to which our Company is subject, such as lack of available funding, competition from third parties, intellectual property rights of third parties, regulatory constraints, litigation and other risks to which our Company is subject.

You should not place undue reliance on these forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•

Our business

•

Our business strategy

•

Our future operating results

•

Our ability to obtain external financing

•

Our understanding of our competition

•

Industry and market trends

•

Future capital expenditures

•

The impact of technology on our products, operations and business

PART I

Item 1.

Business.

Our Business Development

PSI-TEC Corporation (“PSI-TEC”) was founded in 1991 and incorporated under the laws of the State of Delaware on September 12, 1995. PSI-TEC was founded in Upland, Pennsylvania by Dr. Frederick J. Goetz where he established a laboratory with a small amount of private funding.  PSI-TEC subsequently moved its operations to laboratory space provided by the U.S. Army on the Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications. Thereafter, PSI-TEC commenced operations of its own organic synthesis and thin-films laboratory in Wilmington, Delaware.

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc., a Nevada corporation.

Our principal executive office is located at 121 Continental Drive, Suite 110, Newark, Delaware 19713 and our telephone number is (302) 356-2717. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

Our electro-optic polymers (plastics) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environment and performance specifications demanded by electro-optic devices. We believe that our patent pending technologies will enable us to design electro-optic polymers that are free from the numerous diverse inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymers with the intent to have temporal, thermal, chemical and photochemical stability within our patent pending molecular architectures.

Our patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability. Aromaticity is what will enable our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current polymer molecular designs.  Polymers, polymer-based devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage. We consider our proprietary intellectual property to be unique.

Glossary of Select Technology Terms Used Herein

All-optical devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. The future market of all-optic devices is expected to include all-optical transistors.

All-optical transistors. All-optical transistors are devices currently underdevelopment that use an input light signal to switch a secondary light signal. All-optical transistors are expected to enable the fabrication of an entirely new high-speed generation of computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

Aromaticity. Aromaticity causes an extremely high degree of molecular stability. It is a molecular arrangement wherein atoms combine into a ring or rings and share their electrons among each other.  Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

CLD-1.  An electro-optic material based upon unstable polyene molecular architectures.  Unlike our own molecular designs, CLD-1 is not a CSC model molecule and exhibits thermal degradation at low temperatures (~250 C) which makes it less suitable for commercial and military applications.

CSC (Cyclical Surface Conduction) theory. Most charge-transfer dyes (e.g. Disperse Red 1, CLD, FTC) are based upon a polyene architecture wherein the ground state and first excited state differ by the alteration of single and double bonds.  CSC model molecules use nitrogenous heterocyclical structures.

Electro-optic devices. Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer.

Electro-optic materials. Electro-optic materials are materials that are engineered at the molecular level. Molecular level engineering is commonly referred to as “nanotechnology.”

Electro-optic modulators. Electro-optic modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the Internet.

Nanotechnology. Nanotechnology refers to the development of products and production processes at the molecular level, which is a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter).

Nitrogenous heterocyclical structure. A multi-atom molecular ring or combination of rings that contain nitrogen.

Plastics/Polymers. Polymers, also known as plastics, are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled. Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment.

Polymerization. Polymerization is a molecular engineering process that provides the environmental and thermal stability necessary for functional electro-optical devices. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled.

Thermal Gravimetric Analysis (TGA).   The basic principle in TGA is to measure the mass of a sample as a function of temperature. This, in principle, simple measurement is an important and powerful tool in solid state chemistry and materials science. The method for example can be used to determine water of crystallisation, follow degradation of materials, determine reaction kinetics, study oxidation and reduction, or to teach the principles of stoichiometry, formulae and analysis.

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

Unlike crystals, electro-optic plastics appear to be capable of being tailored at the molecular level for optimal performance characteristics. Additionally, electro-optic plastics are less expensive to manufacture and demand significantly lower power requirements (modulation voltages).  The electro-optic plastics have demonstrated the ability to perform many times faster (>100Gb/s) than existing crystalline technology.

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

As a result, high frequency modulators engineered with electro-optic plastics designed on the BLA model or any other polyene chain design model are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws have prevented commercial quality polymer-based modulators operating at 10-40Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius.

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

6,041,157

-

Environmentally sensitive compositions of matter based on 3H-fluoren-3- ylidenes and process for making same;

PCT/US05/39212

-

Tricyclic Spacer Systems for Nonlinear Optical Devices;

PCT/US05/39664

-

Anti-Aromatic Chromophore Architectures;

PCT/US05/39213

-

Heterocyclical Anti-Aromatic Chromophore Architectures;

PCT/US05/39010

-

Heterocyclical Chromophore Architectures;

PCT/US06/11637

-

Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems.

Heterocyclical Anti-Aromatic Systems. Two of our provisional patents cover heterocyclical anti-aromatic electronic conductive pathways, which are the heart of our high-performance, high-stability molecular designs. The completely heterocyclical nature of our molecular designs "lock" conductive atomic orbitals into a planar (flat) configuration, which provides improved electronic conduction and a significantly lower reaction to environmental threats (e.g. thermal, chemical, photochemical, etc.) than the BLA design paradigm employed by other competitive electro-optic polymers.

The anti-aromatic nature of these structures dramatically improves the "zwitterionic-aromatic push-pull" of the systems, providing for low energy charge transfer.  Low energy charge transfer is important for the production of extremely high electro-optic character.

Heterocyclical Steric Hindering System. This patent describes a nitrogenous heterocyclical structure for the integration of steric hindering groups that are necessary for the nanoscale material integration.  Due to the [pi]-orbital configuration of the nitrogen bridge, this structure has been demonstrated not to interfere with the conductive nature of the electronic conductive pathway and thus is non-disruptive to the electro-optic character of the core molecular construction.  The quantum mechanical design of the system is designed to establish complete molecular planarity (flatness) for optimal performance.

Totally Integrated Material Engineering System. This patent covers material integration structures under a design strategy known as Totally Integrated Material Engineering. These integration structures provide for the "wrapping" of the core molecule in sterically hindering groups that maximally protect the molecule from environmental threats and maximally protect it from microscopic aggregation (which is a major cause of performance degradation and optical loss) within a minimal molecular volume.  These structures also provide for the integration of polymerizable groups for integration of materials into a highly stable cross-linked material matrix.

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

We believe results of the Teng-Man test have established the validity of our novel, patent pending molecular design paradigm known as CSC (Cyclical Surface Conduction) theory. We believe the success of CSC theory has the potential to establish the fundamental blueprint of electro-optic material design for decades to come, and to have broad application in commercial and military telecommunication and advanced computational systems.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, Dr. David Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We now believe we have overcome these engineering setbacks and we believe we are prepared to start our next phase of testing for material performance (r33) Teng-Man testing protocol in order to re-confirm previous test results. Once again, we intend to deliver independent validated r33 test results necessary for secondary proof of concept testing, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures. Should these tests produce a functional 40Gb/s or greater modulator we expect to go forward with product development and marketing in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a functional prototype to create a credible technology offering.

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

Plastic-based electro-optic modulators may provide considerable advantages over traditional inorganic fiber-optic technology in terms of:

•

Costs.

•

Size and versatility.

•

Modulating/switching speed.

•

Optical transmission properties.

•

Lower operating voltages.

Other than our own Company, we are aware of only one other company, Gigoptix, Inc. who reorganized with Lumera Corporation ("Lumera") in December 2008, which has designed and patented potentially commercially feasible electro-optic plastics. Prior to our own technological developments, Lumera held an exclusive monopoly on this area of technology because Lumera holds an exclusive present and future license to all electro-optic polymeric technology developed within the University of Washington. Lumera has yet, to our knowledge, to publicly demonstrate a robust, stable commercial modulator capable of low cost volume production.

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

Our Target Markets

Our proprietary electro-optic plastics are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials used in fiber-optic ground, wireless and satellite communication networks. We believe our electro-optic plastics may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include: (i)

telecommunications; (ii) backplane optical interconnects; (iii) entertainment; (iv) medical applications; (iv) satellite reconnaissance; (vi) navigational systems; (vii) radar applications; and (viii) all-optical transistors.

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

Our Business Strategy

Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

•

Develop electro-optic product devices.

•

Continue to develop proprietary intellectual property.

•

Streamline our product development process.

•

Develop a comprehensive marketing plan.

•

Maintain/develop strategic relationships with government agencies, private firms, and academic institutions.

•

Attract seasoned executives and science and technology personnel to our Company.

•

Expand into a state-of-the-art development, testing and manufacturing facility.

Develop Electro-Optic Product Devices

We intend to utilize our proprietary technology to create an initial portfolio of commercially feasible electro-optic plastic product devices and applications for various markets, including telecommunications and government. We expect our initial product device line to include high speed 40Gb/s and 100Gb/s modulators and system applications.

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

Streamline Our Product Development Process

We intend to streamline our development process and to design, fabricate and test proprietary materials and potential electro-optic plastic devices in order to position our Company to take advantage of emerging market opportunities.

Develop a Comprehensive Marketing Plan

We intend to build a sales and marketing organization dedicated to developing customers and multiple distribution channels for our products. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales organizations, such as electro-optic component representatives and distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

In 2008 we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets.

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

As we advanced towards the commercialization phase of our strategic plan, we commenced discussions with several potential strategic alliance partners ranging from micro-electronic component firms to large-scale computer companies, as well as petrochemical companies having very large volume production capabilities. We believe strategic alliances and/or technology licensing will be a crucial step in commercializing our novel technologies and achieving competitive advantages. We entered into a strategic relationship with Photon-X, LLC, a technology solutions provider for polymer waveguides that works in conjunction with various government agencies.

We have also developed an excellent relationship with the University of Delaware, an institution well known for excellence in chemical engineering, which we intend to maintain and strengthen.

Attract seasoned executives and science and technology personnel to our Company

In May 2007, we retained Dr. David F. Eaton as our Interim Chief Technology Officer and in January 2008, Dr. Eaton became our permanent Chief Technology Officer. Previously, Dr. Eaton spent thirty years with DuPont where he worked in research & development, research & development management and business leadership positions. Dr. Eaton spearheaded DuPont’s entry into polymer-based components for fiber optic telecommunication by founding DuPont Photonics Technology, a wholly owned subsidiary of DuPont.

In March 2008, we retained Terry Turpin as our Optical Computing Guru. Mr. Turpin began his engineering career developing computing engines for the National Security Agency (NSA) where he served as Chief of the Advanced Processing Technologies Division, representing the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering.

In August 2008, we retained Mr. James S. Marcelli as our Chief Executive Officer. Mr. Marcelli has served as the president and/or chief executive officer of multiple start-up and growth companies in high tech development and manufacturing businesses with a core focus on business and market development and building strong management teams.

In November 2008, we retained Howard E. Simmons, III, PhD to our technology team. Dr. Simmons is a graduate of MIT and Harvard, who spent 25 years with DuPont engaged in research & development at the corporate and business unit level. Mr. Simmons has contributed to programs in organic light emitting diodes (OLEDS), printable electronics, graphic arts, optical recording materials and fundamental polymer research and holds 26 patents.

In February 2009, we retained Anthony J. Cocuzza, PhD to our technology team. Dr. Cocuzza worked for 30 years in medicinal chemistry and brings a highly developed set of synthetic and analytical skills to our Company. A graduate of Princeton, Dr. Cocuzza spent 24 years with DuPont engaged in corporate research & development and with DuPont’s joint venture with Merck.

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

Our Research and Development Process

Our research and development process consists of the following steps:

•

We develop novel polymer materials utilizing our patent pending technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.

•

We conduct a full battery of tests at the completion of the synthesis of each new polymer material to evaluate its characteristics. We also create development strategies to optimize materials to meet specifications for specific applications.

•

We integrate data from the material characterization and test results to fabricate devices. We analyze device-testing results to refine and improve fabrication processes and methods. In addition, we investigate alternative material and design variations to possibly create more efficient fabrication processes.

•

We create an initial device design using simulation software. Following device fabrication, we run a series of optical and electronic tests on the device.

Our Current Strategic Partners

Photon-X, LCC

We entered into a strategic relationship with Photon-X, LLC, a technology solutions provider for polymer waveguides that works in conjunction with various government agencies. In connection therewith, we will provide Photon-X with our unique polymeric material to be tested and used on certain niche devices for anticipated military and commercial applications.  If the tests are successful, our management believes that our alliance with Photon-X will serve to simultaneously lead its commercialization as well as publicly validate its scientific findings, creating a new standard in electro-optic polymers.

TangibleFuture, Inc.

In 2008 we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors. TangibleFuture, Inc. has substantial expertise in photonics and fiber optic telecommunications; and their team has experience in running and developing photonics related companies.

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

These predictions were validated in 2006 by independent tests performed on our patent pending electro-optic materials at the University of Arizona, which performed approximately seven times better than other competitive technologies.

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

Other than our own Company, we are aware of only one other company, Gigoptix, Inc. who reorganized with Lumera Corporation ("Lumera") in December 2008, which has designed and patented potentially commercially feasible electro-optic plastics. Prior to our own technological developments, Lumera held an exclusive monopoly on this area of technology because Lumera holds an exclusive present and future license to all electro-optic polymeric technology developed within the University of Washington. Lumera has yet, to our knowledge, to publicly demonstrate a robust, stable commercial modulator capable of low cost volume production.

As one of only two companies known to us that are actively pursuing the development of high-performance electro-optic materials for application and development in the high-speed telecommunication markets, we believe that upon the commercialization of our technology, that we will be poised to obtain a significant portion of the component manufacturing market.  Electro-optic plastics demonstrate several advantages over other technologies, such as crystalline-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements.  Our electro-optic plastics are CSC model molecules that have demonstrated significant stability advantages over our sole known competitor's materials.  In the expectation of becoming the sole producer of high-performance, high-stability electro-optic materials, we hope to capture all or some of this potential electro-optic component market.

We believe the principal competitive factors in our target markets are:

•

The ability to develop and commercialize highly stable polymer-based products, including obtaining appropriate patent and proprietary rights protection.

•

Lower cost, high production yield for these products.

•

The ability to enable integration and implement advanced technologies.

•

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

•

Succeed in developing products that are equal to or superior to our potential products or that achieve greater market acceptance than our potential products.

•

Devote greater resources to developing, marketing or selling their products.

•

Respond quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete.

•

Introduce products that make the continued development of our potential products uneconomical.

•

Obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products.

•

Withstand price competition more successfully than we can.

•

Establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.

•

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

Item 1A.

Risk Factors

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

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,340,607 for the year ended December 31, 2008 and $4,223,449 for the year ended December 31, 2007. We anticipate that we will continue to incur operating losses through at least 2009.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•

establish product sales and marketing capabilities;

•

establish and maintain markets for our potential products;

•

identify, attract, retain and motivate qualified personnel;

•

continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer materials;

•

develop expanded product production facilities and outside contractor relationships;

•

maintain our reputation and build trust with customers;

•

improve existing and implement new transaction-processing, operational and financial systems;

•

scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;

•

contract for or develop the internal skills needed to master large volume production of our products; and

•

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

•

the market may not accept the price and/or performance of our products;

•

there may be issued patents we are not aware of that could block our entry into the market or could result in excessive litigation; and

•

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

•

accurately predict the needs of our target customers and develop, in a timely manner, the technology required to support those needs;

•

provide products that are not only technologically sophisticated but are also available at a price acceptable to customers and competitive with comparable products;

•

establish and effectively defend our intellectual property; and

•

enter into relationships with other companies that have developed complementary technology into which our products may be integrated.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we will be able to fund our operations through at least May 2009. We will require additional capital to continue to fund our operations in future periods. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We currently have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to limit our operations substantially. These limitations of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

We have generated no sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•

fluctuating demand for our potential products and technologies;

•

announcements or implementation by our competitors of technological innovations or new products;

•

amount and timing of our costs related to our marketing efforts or other initiatives;

•

the status of particular development programs and the timing of performance under specific development agreements;

•

timing and amounts relating to the expansion of our operations;

•

product shortages requiring suppliers to allocate minimum quantities;

•

announcements or implementation by our competitors of technological innovations or new products;

•

the status of particular development programs and the timing of performance under specific development agreements;

•

our ability to enter into, renegotiate or renew key agreements;

•

timing and amounts relating to the expansion of our operations;

•

costs related to possible future acquisitions of technologies or businesses; or

•

economic conditions specific to our industry, as well as general economic conditions.

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

•

succeed in developing products that are equal to or superior to our potential products or that will achieve greater market acceptance than our potential products;

•

devote greater resources to developing, marketing or selling their products;

•

respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or potential products obsolete;

•

introduce products that make the continued development of our potential products uneconomical;

•

obtain patents that block or otherwise inhibit our ability to develop and commercialize our potential products;

•

withstand price competition more successfully than we can;

•

establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers; and

•

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly James S. Marcelli, our Chief Executive Officer,

Frederick J. Goetz, Jr. our Chief Science Officer, and Dr.  David F. Eaton our Chief Technology Officer. We currently do not maintain key person life insurance on any executive officer. Accordingly, the loss of the services of any of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

•

manage in-house our operating and financial control systems;

•

continue to develop an effective planning and management process to implement our business strategy;

•

hire, train and integrate new personnel in all areas of our business; and

•

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

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our executive and business office headquarters are located at 121 Continental Drive, Suite 110, Newark, Delaware 19713. We coordinate our operations and market our services from this space. We lease this space on a month-to-month basis at fair market value rates from a third party. Our monthly rent for this space is $725.

We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804. We operate an organic synthesis and thin-films laboratory from this facility, which has state-of-the-art equipment including NMR, IR, UV/VIS and HPLC analytical systems, profilometry evaluation and electro-optic (r33) materials characterization necessary to produce next generation fiber-optic organic materials. We lease this space at fair market value rates from a third party. The lease expires on June 30, 2009 and the monthly rent for the space is $737.

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

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity   Securities.

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

		High		Low
		Bid	Ask	Bid	Ask

2007	1st Quarter	$0.72	$0.74	$0.42	$0.48
	2nd Quarter	$0.92	$0.95	$0.56	$0.59
	3rd Quarter	$0.77	$0.79	$0.40	$0.45
	4th Quarter	$0.91	$0.94	$0.55	$0.58

2008	1st Quarter	$2.15	$2.20	$0.70	$0.73
	2nd Quarter	$2.66	$2.70	$1.21	$1.23
	3rd Quarter	$2.03	$2.05	$0.53	$0.02
	4th Quarter	$1.08	$1.03	$0.26	$0.30

Holders

As of the date of this annual report, we have a total of 37,969,042 shares of common stock outstanding, held of record by approximately 1,978 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2008.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,152,000	$1.25	348,000
Equity compensation plans not approved by security holders (2)	2,822,200	$0.32	0
Total	5,974,200	$0.81	348,000

1.

Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We initially reserved 3,500,000 shares of common stock for such persons pursuant to that plan.

2.

Comprised of common stock purchase warrants we issued to consultants.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Common Stock

During January through August 2008, warrant holders exercised warrants to purchase 270,000 shares of our common stock at $0.50 per share for proceeds of $135,000.

During October 2008, our board of directors authorized the Company to raise up to $600,000 of capital through an incentive to current warrant holders that provided eligible warrant holders with the opportunity to purchase four (4) shares of common stock for each dollar invested pursuant to their existing warrant agreement. As of December 31, 2008, warrants to purchase 641,080 shares of common stock were exercised with proceeds of $160,270.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Item 6.

Selected Financial Data.

Not Applicable.

Item 7.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following management's discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

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

In August, 2006 we entered into a co-location agreement with InPlane Photonics,

a New Jersey-based micro-optics company that allowed our scientists to establish a pre-production line in order to test and integrate our organic materials into waveguide devices and system prototypes as a first step toward product commercialization. This agreement was terminated at the end of January 2007 so that we could focus on pursuing a strategic relationship with Photon-X LLC, a Pennsylvania-based firm with extensive experience in polymer waveguide processing. We entered into a non-binding memorandum of understanding with Photon-X, LLC in December 2006 to work towards creating a “fee for services” agreement with Photon-X, LLC to design, develop, produce and market electro-optic components based upon our polymer technology, which we ultimately finalized in March 2007. This agreement with Photon-X, LLC enables our Company access to a full suite of fabrication facilities capable of producing commercial quantities of precision micro-optic devices such as high-speed (40GHz) telecom modulators, optical filters, and optical interconnects important to military and civilian global information movement and management markets.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, Dr. David Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We now believe we have overcome these engineering setbacks and we believe we are prepared to start our next phase of testing for material performance (r33) Teng-Man testing protocol in order to re-confirm previous test results. Once again, we intend to deliver independent validated r33 test results necessary for secondary proof of concept testing, as we have in the past. We may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the testing procedures. Should these tests produce a functional 10 Gb/s or greater modulator we expect to go forward with product development and marketing in the telecommunication market with partners in the telecommunication field. We cannot anticipate the details of the customer adoption cycle until we have produced a functional prototype to create a credible technology offering. Further, our management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital to continue to maintain our operations. However, we cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level to do so. Successful completion of our prototype could lead to adequate financing to fulfill our development activities and achieve a level of revenue adequate to support our Company’s cost structure for the following three years.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants.

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

Results of Operations

Comparison of Fiscal 2008 to Fiscal 2007

Revenues

We had no revenues in fiscal 2008 or 2007 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $4,242,353 and $4,228,748 for the years ended December 31, 2008 and 2007, respectively, for an increase of $13,605.

Included in our operating expenses for 2008 was $2,845,956 for research and development expenses compared to $1,455,608 for 2007 which is an increase of $1,390,348. Research and development expenses currently consist primarily of compensation for employees and contractors engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees and expenses related to patent applications and intellectual property protection; costs incurred in acquiring and maintaining licenses; and related operating expenses.  The increase is primarily due to increase in employee and non-cash consulting stock compensation and option amortization.

Wages and salaries increased $888,435 from $607,056 in 2007 to $1,495,491 in 2008 due to the amortization of employee options, employee stock compensation and an increase in wages.  Consultant expense was $1,194,332 in 2008 and $551,015 in 2007.  The increase of $643,317 was due to additional consulting services being used during 2008.  Payroll tax of $49,885 and $29,158 was paid during 2008 and 2007. The increase of $20,727 is due to the greater payroll expenses incurred in 2008.  Health insurance expenses increased $17,284 from $25,520 in 2007 to $42,804 in 2008 due to an increase of health insurance expenses and payroll.

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

General and administrative expenses decreased $1,376,743 to $1,396,397 for 2008 compared to $2,773,140 for 2007. The decrease is due primarily to our decreases in management fees, consulting fees and investor relations expenses.

General consulting services in general and administrative expenses in 2007 of $743,114 were not incurred in 2008 since the agreements for services terminated.  The Company retained a market research firm during 2008 to assist in market research and the development of the Company’s commercial business plan.  The 2008 expenditures totaled $75,519.

Management fees decreased $341,996 to $431,337 from $773,333 in 2007 as a result of a new management contract in March 2008. Investor relations fees decreased $370,587 from $436,318 in 2007 to $65,731 in 2008 due to end of the contract with the company’s investor relations firm.

Accounting and auditing fees were $85,558 and $99,986 in 2008 and 2007, respectively. The decrease of $14,428 was primarily due to the fees associated with restating financial statements.  Legal fees decreased $9,816 to $175,408 in 2008 compared to $185,224 in 2007 due to the settlement of a lawsuit in 2007.

Travel expenses increased $17,785 to $32,704 in 2008 compared to $14,919 in 2007 due to additional travel and business related expenses incurred in 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Total other income (expense)  was a net loss of $98,254 in the year ended December 31, 2008, consisting of $59,276 realized loss on a related party investment and $2,911 of interest expense, offset by $11,409 of interest income on cash deposits and short term investments and $24 of dividend income, compared to other income of $5,299 in the year ended December 31, 2007, consisting of $10,548 of interest income on cash deposits and short term investments, $637 of realized gain on investment, offset by $5,886 of interest expense.  Other expense of $47,500 represents the settlement of a lawsuit.

Net Loss

Net loss was $4,340,607 and $4,223,449 for the years ended December 31, 2008 and 2007, respectively, for an increase of $117,158, primarily resulting from research and development and general and administrative expenses incurred as described above.

Significant Accounting Policies

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

Liquidity and Capital Resources

During 2008, net cash used in operating activities was $1,248,318 and net cash provided by investing activities was $80,322, which was primarily for the assignment and sale of note receivable. Net cash provided by financing activities during 2008 was $776,770. At December 31, 2008, our cash and cash equivalents totaled $88,225, our assets totaled $374,565, our liabilities totaled $168,027, and we had stockholders' equity of $206,538.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $1,200,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during the latter portion of 2009.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through May 2009, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from exercise of warrants, equity offerings, exercise of stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase during 2009 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2008

Net cash used in operating activities was $1,248,318 for the year ended December 31, 2008, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $443,732 in deferred charges, $1,228,474 in warrants issued for services, $963,774 in options issued for services, $435,000 in common stock issued for services, $1,244 in assets receivable,  and $7,172 in related party accounts payable.

Net cash provided by investing activities was $80,322 for the year ended December 31, 2008, consisting of $100,000 from the assignment and sale of a note receivable and $28,524 from sale of securities, offset by the purchase of intangibles (patents) for $37,995 and for the purchase of equipment in the amount of $10,207.

Net cash provided by financing activities was $776,770 for the year ended December 31, 2008 and consisted of $414,000 of proceeds from the sale of our common stock, and $362,770 of proceeds from exercise of warrants.

For the year ended December 31, 2007

Net cash used in operating activities was $1,434,681 for the year ended December 31, 2007, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,550,442 in deferred charges, $690,362 in warrants issued for services, $102,999 in options issued for services, $530,292 in common stock issued for services, $2,059 in prepaid expenses and $30,953 in accrued expenses.

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

Item 7A.

Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 8.

Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report.  A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.

Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

Not Applicable

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. We did not include in this annual report an attestation report of our registered public accounting firm regarding internal control over financial reporting because our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management's report in this annual report.

Limitations on Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Company Internal Controls

In our opinion, there were no material changes in our Company's internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term/Period Served
James S. Marcelli	61	Director, Chief Executive Officer, President	1 yr./Since 2008
Frederick J. Goetz, Jr.	33	Director, Chief Science Officer	1 yr./Since 2004
David F. Eaton	62	Chief Technology Officer	1 yr./Since 2007
Andrew J. Ashton	32	Director, Senior Vice President, Treasurer, Secretary	1 yr./Since 2004
Terry Turpin	66	Optical Computing Guru(1)	1 yr./Since 2008
Ross Fasick	76	Director	(2)/Since 2008
William C. Pickett, III	65	Director	(2)/Since 2008
Thomas P. Smith	41	Director	(2)/Since 2008
Thomas E. Zelibor	54	Director	(2)/Since 2008

(1)

Optical Computing Guru is not an executive officer position, but our Company anticipates that Mr. Turpin’s expertise in optical computing and his respect in the optical computing community will significantly contribute to the development of our Company.

(2)

During 2008 our board of directors added seats to our board of directors at various times, whereby we increased the number of our board members from three to seven. Each of Messrs. Fasick, Pickett, Smith and Zelibor were appointed to fill the vacancies on the board of directors created by adding these additional seats, and their terms will continue until the next annual stockholder’s meeting or until their successors are duly appointed.

Business experience of directors, executive officers, and significant employees

Mr. James S. Marcelli. Mr. Marcelli has served as an officer and director of our Company since August 2008. Mr. Marcelli is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation. Since 2000, Mr. Marcelli has served as the president and chief executive officer of Marcelli Associates, a consulting company that offers senior management consulting, mentoring, and business development services to start-up and growth companies. Business segments Mr. Marcelli has worked with included an Internet networking gaming center, high speed custom gaming computers, high tech manufacturing businesses and business service companies. Mr. Marcelli has served as president and/or chief executive officer of multiple start-up and grown companies over his career.

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

Mr. Terry Turpin. Mr. Turpin has served as our Optical computing Guru since March 2008. Since October 2006, Mr. Turpin has been a member of the UMBC College of Natural Science and Mathematics Advisory Board. Until January 2007, when Essex Corporation was acquired by Northrop Grumman Space & Mission Systems Corp., Mr. Turpin was a director of Essex Corporation. Mr. Turpin remained Senior Vice President and Chief Scientist for Essex Corporation after its acquisition until April 2007. Mr. Turpin was appointed as a director of Essex Corporation in January 1997 and became its Senior Vice President and Chief Scientist in 1996. He joined Essex Corporation through a merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the National Securities Agency (NSA). He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

Dr. Ross Fasick. Dr. Ross Fasick has served as a director of our Company since July 2008. Dr. Fasick has a broad spectrum of global business and chemistry experience that spans over thirty years. Dr. Fasick spent the early years of his career with DuPont as a research chemist primarily working with polymers and dyes. During his thirty year tenure at Dupont, Dr. Fasick held diverse positions ranging from manufacturing and business development to making divestitures and acquisitions.  He served as both President of DuPont’s Brazil division and Director of worldwide paint operations. He completed his DuPont career as Senior VP of Polymers and Automotive, a division that generates multi-billion dollar annual revenues.  Since his retirement, Dr. Fasick has remained an active board and committee member for private college and pre-college level institutions. Dr Fasick earned his Ph.D in organic chemistry at the University of Delaware.

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

Mr. Thomas P. Smith. Mr. Smith has served as a director of our Company since November 2008. Mr. Smith is co-founder of TASER International, Inc., (NASDAQ: TASR), and is currently the Chairman of the Board of TASER and has been a member of its Board of Directors since 1993. Mr. Smith served as TASER’s President for 12 years, where he established TASER’s initial logistical plans, was responsible for its accounting, finance, manufacturing and operations, and was fully involved with TASER’s international sales activities. Presently, Mr. Smith’s primary responsibilities with TASER are sales and public affairs, as well as working with investor relations.  Mr. Smith also oversees the highly sensitive area of aircraft security and he has spent several years assisting with lobbying efforts in Washington, DC and multiple states.

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as a director of our Company since July 2008. RADM Zelibor has over twenty years of strategic planning and senior leadership experience. Currently, RADM Zelibor serves as the Chief Executive Officer and President of Flatirons Solutions Corp. a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Previously, from July 2006 RADM Zelibor, served as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development. Prior to that time, RADM Zelibor served in a number of positions, including as Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command.

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

Audit Committee

During the period covered by this report, the Company did not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. Mr. William C. Pickett, III serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
James S. Marcelli CEO, President Director(1)	2008	73,100		360,000	215,555	0	0	9,350		658,005
Harold R. Bennett Director CEO(2)	2008 2007	100,000 114,000	0 0	0 288,000	0 447,379	0 0	0 0	0 189,228		100,000 1,038,607
Ronald R. Genova, Interim CEO(3)	2007	25,806	0	0	33,540	0	0	0		59,346
Frederick J. Goetz, Jr., President, Director(4)	2008 2007	96,000 88,000	0 45,00	0 0	0 0	0 0	0 0	0 5,000	(5)	96,000 138,000
Andrew J. Ashton, Treasurer, Sr. VP, Secretary Director(6)	2008 2007	96,000 96,000	0 0	0 0	0 0	0 0	0 0	0 0		96,000 96,000
David F. Eaton, Chief Technology Officer(7)	2008 2007	26,400 32,000	0 0	0 0	99,889 11,911	0 0	0 0	31,444 52,946		157,733 96,857

(1)

Mr. Marcelli was appointed to serve as our Chief Executive Officer in August 2008. Pursuant to his employment agreement, Mr. Marcelli receives a salary of $14,500 per month, a $600 per month offsite car allowance, a $6,950 offsite housing allowance, 200,000 shares of restricted stock, and an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options.

(2)

Mr. Bennett served as our Chief Executive Officer from March 2007 to August 2008. Mr. Bennett received $12,000 per month for his services as the Company’s chief executive officer. On April 17, 2007, Mr. Bennett received a warrant to purchase up to 300,000 shares of common stock at a purchase price of $0.25 per share. On November 17, 2007, pursuant to the Company’s 2007 Plan, the Company issued 400,000 shares of the Company's restricted common stock and an option to purchase up to 750,000 shares of the Company's restricted common stock at an exercise price of $0.72 per share to Mr. Bennett for his services as the Company’s chief executive officer. The option to purchase up to 750,000 shares expired unexercised. For 2007, the values described in column (f) and (i) reflect both vested and unvested options and warrants.

(3)	From September 2005 to February 2007, Mr. Genova served as our Interim Chief Executive Officer. Mr. Genova received $8,000 per month for serving as our interim chief executive officer.

(4)	Pursuant to his employment agreement, Mr. Goetz receives a salary of $8,000 per month.
(5)	We provided an automobile that Mr. Goetz utilized at a cost to us of approximately $5,000 to $6,000 per year, which was discontinued in October 2007.
(6)	Pursuant to his employment agreement, Mr. Ashton receives a salary of $8,000 per month.
(7)

Dr. Eaton served as our interim Chief Technology Officer from May 15, 2007 to December 31, 2007 pursuant to a consulting agreement whereby Dr. Eaton received $4,000 per month and a warrant to purchase up to 150,000 shares of common stock at a purchase price of $0.25 per share. Dr. Eaton was named as our Chief Technology Officer on January 1, 2008 pursuant to an employment agreement dated January 1, 2008 whereby DR. Eaton receives $400 per day, which was increased to $500 per day on November 1, 2008. Additionally, on February 5, 2008, Dr. Eaton was awarded an option to purchase up to 501,000 shares of common stock at an exercise price of $.72 per share. The values described in column (f) and (i) reflect vested options and warrants.

We grant stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of these options are computed in accordance with FAS 123R and are reported in the Summary Compensation Table above in the column titled “Option Awards.”

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2008, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number Of Shares Or Units Of Stock That Have Not Vested (#) (g)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($) (j)
James S. Marcelli CEO, President Director(1)	87,500	962,500	---	1.75	07/31/2013	---	---	---	---
Frederick J. Goetz, Jr., President, Director	---	---	---	---	---	---	---	---	---
Andrew J. Ashton, Treasurer, Sr. VP, Secretary Director	---	---	---	---	---	---	---	---	---
David F. Eaton, Chief Technology officer	167,000 150,000	334,000 ---	---	0.72 0.25	11/17/2012 04/17/2010	---	---	---	---

(1)

On August 1, 2008 Mr. Marcelli received an option to purchase up to 1,050,000 shares of company common stock. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008.

(2)

On February 5, 2008, Dr. Eaton was awarded an option to purchase up to 501,000 shares of common stock at an exercise price of $.72 per share which vest as follows: 41,750 shares vest at the end of every three month period commencing November 17, 2007. On April 17, 2007 Dr. Eaton received a warrant to purchase up to 150,000 shares of company stock, 12,500 of which vested on April 17, 2007, and the remaining vested in 11 equal monthly installments thereafter.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Fasick(1)	--	--	121,581(5)	--	--	--	121,581
William C. Pickett, III(2)	--	--	217,225(5)	--	--	--	217,225
Thomas P. Smith(3)	--	--	6,439(5)	--	--	--	6,439
Thomas E. Zelibor(4)	--	--	116,168(5)	--	--	--	116,168

(1)

On July 21, 2008, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 21, 2009. On August 29, 2008, Mr. Fasick received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.

(2)

On January 8, 2008, Mr. Picket received an option to purchase up to 100,000 shares of company stock at an exercise price of $.72 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on January 8, 2009. On August 29, 2008, Mr. Picket received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 137,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008. Mr. Picket was awarded 250,000 options instead of 150,000 options on August 29, 2008 in recognition of the additional assistance he provided to the Company during his initial tenure as a director.

(3)

On November 6, 2008 Mr. Smith received an option to purchase up to 250,000 shares of company stock at an exercise price of $.65 that vest pursuant to the following schedule: 62,500 options vested immediately; and the remaining options vest in 3 equal annual installments of 62,500 options per year commencing on November 6, 2009.

(4)

On July 11, 2008, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 11, 2009. On August 29, 2008, Mr. Zelibor received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vested immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.

(5)	The values described in this column reflect vested Options.

Compensation Committee

Our Board of Directors currently has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. The Company’s entire board of directors currently participates in the consideration of executive officer and director compensation. Our board of directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(3)		% of Class Owned (5)
Frederick J. Goetz, Jr. (2)	3,371,667		8.88%
Frederick J. Goetz (2)	6,596,667	(4)	17.37%
Mary Goetz (2)	6,596,667	(4)	17.37%
Andrew J. Ashton	3,171,667		8.35%

(1)	In care of our Company at 121 Continental Drive, Suite 110, Newark, Delaware 19713.
(2)	Frederick J. Goetz and Mary Goetz are Husband and wife, and Frederick J. Goetz, Jr. is their son.
(3)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(4)

Consists of (i) 3,465,000 shares of common stock owned by Frederick J. Goetz; and (ii) 3,131,667 shares of common stock owned by Mary Goetz. Each of Frederick J. Goetz and Mary Goetz disclaim any beneficial ownership of their spouse’s shares of common stock.

(5)

Based on 37,969,042 shares of common stock outstanding on March 26, 2009. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 26, 2009, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)
James S. Marcelli Director, Chief Executive Officer, President	502,500	(5)	1.32%
Frederick J. Goetz, Jr. Director, Chief Science Officer	3,371,667		8.88%
Andrew J. Ashton Director, Executive Vice President, Treasurer Secretary	3,171,667		8.35%
David F. Eaton, Chief Technology officer	500,500	(6)	1.32%
Ross Fasick Director	367,500	(7)	*
William C. Pickett, III Director	208,500	(8)	*
Thomas P. Smith Director	1,000,000	(9)	2.63%
Thomas E. Zelibor Director	102,500	(10)	*
Directors and Officers as a Group ( 8 Persons)	9,224,834		24.30%

* Less than 1%.
(1)	In care of our Company at 121 Continental Drive, Suite 110, Newark, Delaware 19713.
(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(3)

Based on 37,969,042 shares of common stock outstanding on March 26, 2009. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)	Consists of 240,000 shares of common stock and an option to purchase up to 262,500 shares of common stock exercisable within 60 days from the date hereof.
(6)

Consists of 100,000 shares of common stock; an option to purchase up to 250,500 shares of common stock exercisable within 60 days from the date hereof; and a warrant to  purchase up to 150,000 shares of common stock exercisable within 60 days from the date hereof.

(7)

Consists of 220,000 shares of common stock; an option to purchase up to 62,500 shares of common stock exercisable within 60 days from the date hereof; and a warrant to  purchase up to 85,000 shares of common stock exercisable within 60 days from the date hereof.

(8)	Consists of 21,000 shares of common stock; and an option to purchase up to 187,500 shares of common stock exercisable within 60 days from the date hereof.

(9)

Consists of 750,000 shares of common stock; an option to purchase up to 62,500 shares of common stock exercisable within 60 days from the date hereof; and a warrant to  purchase up to 187,500 shares of common stock exercisable within 60 days from the date hereof.

(10)	Consists of 40,000 shares of common stock; and an option to purchase up to 62,500 shares of common stock exercisable within 60 days from the date hereof.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions; Director Independence

On October 28, 2008, the Company’s board of directors authorized the Company to raise up to $600,000 of capital through an incentive to then current warrant holders who received warrants pursuant to a cash investment made in connection with the Company’s 2006 and 2007 private offerings of common stock.  This offering provided the warrant holders with the opportunity to purchase four (4) shares of common stock for each dollar invested pursuant to their existing warrant agreement. As of December 31, 2008, pursuant to this offering, warrants to purchase 641,080 shares of common stock were exercised with proceeds of $160,270. Two of our directors, Thomas P. Smith and Ross W. Fasick, participated in this offering. Thomas P. Smith exercised warrants to purchase 62,500 shares at an exercise price of $1.00 per share and received a total of 250,000 shares pursuant to the terms of the offering. Ross W. Fasick exercised warrants to purchase 15,000 shares at an exercise price of $1.00 per share and received a total of 60,000 shares pursuant to the terms of the offering.

We have seven directors.  James Marcelli, Frederick Goetz, Jr. and Andrew Ashton are not considered independent directors.  Ross Fasick, William C. Pickett, III, Thomas P. Smith and Thomas E. Zelibor are considered independent directors.  The definition the Company uses to determine whether a director is independent is NASDAQ Rule 4200(a)(15).  A copy of that rule is attached to this filing as Exhibit 99.1.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2007 and 2006 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2008 was $43,000; and for the year ended December 31, 2007 was $31,600.

Audit-Related Fees.

No fees were billed for the years ended December 31, 2008 and 2007 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

Tax Fees.

No fees were billed for the years ended December 31, 2007 for tax compliance, tax advice, or tax planning by Morison Cogen, LLP.   Fees billed for the year ended December 31, 2008 for tax compliance by Morison Cogen, LLP was $6,000.

All Other Fees.

No fees were billed for the fiscal years ended December 31, 2008 and 2007 for products and services provided by Morison Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company's audit committee.

None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended December 31, 2008 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

The following Audited Financial Statements are filed as part of this Form 10-KReport:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

The following exhibits are filed as part of this report.

3(i).1	Articles of Incorporation (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
3(i).2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
3(ii).1	Bylaws (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.1	Employment Agreement - Frederick J. Goetz, Jr. (included herein).
10.2	Employment Agreement – Andrew J. Ashton (included herein).
10.3	Employment Agreement – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed August 5, 2008).
10.4	Employment Agreement – David F. Eaton (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.5	Employment Agreement – Terry Turpin (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.6	Director Agreement – William C. Pickett, III (incorporated by reference to the Company’s Form 8-K filed March 26, 2008).
10.7	Director Agreement – Ross Fasick (incorporated by reference to the Company’s Form 8-K filed July 22, 2008).
10.8	Director Agreement – Thomas E. Zelibor (incorporated by reference to the Company’s Form 8-K filed July 14, 2008).
10.9	Director Agreement – Thomas P. Smith (incorporated by reference to the Company’s Form 8-K filed November 12, 2008).
10.10	Photon-X, LLC Memorandum of Understanding (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.11	Triple Play Communications Corporation Agreement (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.12	2007 Employee Stock Plan (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company (included herein).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company (included herein).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company (included herein).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company (included herein).
99.1	Independent Director Standards (included herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer,

       President, Director

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

James S. Marcelli

Chief Executive Officer,

April 14, 2009

President, Director

Frederick J. Goetz, Jr.

Chief Science Officer,

Director

April 14, 2009

Andrew J. Ashton

Senior Vice President,

April 14, 2009

Treasurer, Secretary,

Director

Ross Fasick

Director

April 14, 2009

William C. Pickett, III

Director

April 14, 2009

Thomas P. Smith

Director

April 14, 2009

Thomas E. Zelibor

Director

April 14, 2009

Appendix A

Financial Statements.

The following Audited Financial Statements are filed as part of this Form 10-K Report:

PAGE

Report Of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements Of Operations	F-3

Statements Of Comprehensive Loss	F-4

Statement Of Stockholders’ Equity	F-5 – F-8

Statements Of Cash Flows	F-9 – F-10

Notes To Financial Statements	F-11 – F-31

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
BALANCE SHEETS	F-2
STATEMENTS OF OPERATIONS	F-3
STATEMENTS OF COMPREHENSIVE LOSS	F-4
STATEMENT OF STOCKHOLDERS’ EQUITY	F-5 – F-8
STATEMENTS OF CASH FLOWS	F-9 – F-10
NOTES TO FINANCIAL STATEMENTS	F-11 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Wilmington, Delaware

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2008 and 2007 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2008 and 2007 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2008. As discussed in Note 2 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 9, 2009

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,225	$479,451
Deferred charges	-	12,395
Prepaid expenses	12,198	7,294
Note receivable	-	100,000
Interest receivable	-	1,244
	100,423	600,384

AVAILABLE FOR SALE SECURITIES
Related party	-	26,779
Other	-	2,411
	-	29,190

PROPERTY AND EQUIPMENT - NET	61,726	67,276

OTHER ASSETS
Intangible assets	212,416	174,421

TOTAL ASSETS	$374,565	$871,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$62,650	$103,426
Accounts payable - related party	7,172	-
Accrued expenses	98,205	114,665

TOTAL LIABILITIES	168,027	218,091

CONTINGENCY	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
35,911,156 and 33,690,075 issued and outstanding at
December 31, 2008 and December 31, 2007	35,911	33,690
Additional paid-in-capital	14,196,060	10,449,763
Deferred charges	(55,330)	(154,667)
Unrealized loss on Available for Sale Securities	-	(58,610)
Accumulated deficit	(15,827)	(15,827)
Receivable for issuance of common stock	(12,500)	-
Deficit accumulated during development stage	(13,941,776)	(9,601,169)

TOTAL STOCKHOLDERS' EQUITY	206,538	653,180

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,565	$871,271

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDING

DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2008	December 31, 2007

NET SALES	$-	$-	$-

COST AND EXPENSE
Research and development	6,558,988	2,845,956	1,455,608
General and administrative	7,337,305	1,396,397	2,773,140
	13,896,293	4,242,353	4,228,748

LOSS FROM OPERATIONS	(13,896,293)	(4,242,353)	(4,228,748)

OTHER INCOME (EXPENSE)
Interest income	29,434	11,409	10,548
Dividend income	1,551	24	-
Realized gain (loss) on investment	3,911	(59,276)	-
Realized gain on disposal of assets	637	-	637
Litigation settlement	(47,500)	(47,500)	-
Interest expense	(33,516)	(2,911)	(5,886)

NET LOSS	$(13,941,776)	$(4,340,607)	$(4,223,449)

Basic and Diluted Loss per Share		$(0.12)	(0.14)

Basic and Diluted Weighted Average Number of Shares		34,726,411	30,983,663

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS FOR THE YEARS ENDING

DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2008	December 31, 2007

NET LOSS	$(13,941,776)	$(4,340,607)	$(4,223,449)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on available for sale securities			(32,610)
Realized loss reclassification	-	58,610

COMPREHENSIVE LOSS	$(13,941,776)	$(4,281,997)	$(4,256,059)

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2008

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

DECEMBER 31, 2008 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2008 (CONTINUED)

				Receivable for				Deficit Accumulated
	Number of	Common	Paid-in	Issuance of	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Common Stock	Charges	On Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-	-	-	-	-	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)
BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	$10,449,763	$-	$(154,667)	$(58,610)	$(15,827)	$(9,601,169)	$653,180

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2008 (CONTINUED)

				Receivable for		Unrealized		Deficit Accumulated
	Number of	Common	Paid-in	Issuance of	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	Common Stock	Charges	On Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	$10,449,763	$-	$(154,667)	$(58,610)	$(15,827)	$(9,601,169)	$653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August, 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008 valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,941,776)	$(4,340,607)	$(4,223,449)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,337,126	443,732	1,550,442
Warrants issued for services	2,062,436	1,228,474	690,362
Stock options issued for services	1,829,161	963,774	102,999
Common stock issued for services	965,292	435,000	530,292
Depreciation	60,895	15,757	16,362
Realized (gain) loss on investments	(3,911)	59,276	-
Realized gain on disposal of assets	(637)	-	(637)
(Increase) decrease in assets
Receivables	(30,461)	1,244	(101,144)
Prepaid expenses	(12,198)	(4,904)	2,059
Increase (decrease) in liabilities
Accounts payable	150,565	(40,776)	32,420
Accounts payable - related party	7,172	7,172	(65,339)
Accrued expenses	32,690	(16,460)	30,953

Net cash used in operating activities	(4,543,646)	(1,248,318)	(1,434,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(212,416)	(37,995)	(132,045)
Proceeds from sale of available for sale securities	203,911	28,524	-
Proceeds from receipt of note receivable	100,000	100,000	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(85,371)	(10,207)	(50,339)

Net cash provided by (used in) investing activities	(193,876)	80,322	(182,384)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,140,524	414,000	2,301,524
Common stock rescinded, private placement	(200,000)	-	(200,000)
Issuance of common stock, exercise of warrants	362,770	362,770	0
Repayment of notes payable	(14,970)	-	(4,068)
Proceeds from subscription receivable	6,500	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	(1,468)

Net cash provided by financing activities	4,820,389	776,770	2,095,988

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,867	(391,226)	478,923

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	479,451	528

CASH AND CASH EQUIVALENTS - END OF PERIOD	$88,225	$88,225	$479,451

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2008
(CONTINUED)

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2008	December 31, 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	20,907	$2,911	$5,886

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$686,250

Warrants issued in exchange for deferred charges	$1,581,056	$332,000	$348,000

Common stock issued as settlement for accounts payable	$29,708	$-	$29,708

Unrealized gain (loss) on available for sale	$-	$-	$(32,610)

Realized loss reclassification	$-	$58,610	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant		$
in exchange for receivable	$75,000	-	$-
		$
Insurance company pay off of note payable	$9,673	-	$-

Receivable for issuance of common stock	$12,500	$12,500	$-

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Lightwave Logic, Inc., formerly Third-Order Nanotechnologies, Inc., formerly PSI-Tec Holdings, Inc., formerly Eastern Idaho Internet Service, Inc. (the “Company”) was organized under the laws of the State of Nevada in 1997.  The Company was engaged in the business of marketing internet services until June 30, 1998, at which time the principal assets of the business were sold and operations were discontinued.  The Company was inactive until the acquisition of PSI-TEC Corporation (“PSI-TEC”) on July 14, 2004, at which time the name was changed to PSI-TEC Holdings, Inc.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from the estimates.

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2008, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment

Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes.  Available-for-sale securities are carried at fair value.  Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security.  These gains and losses are credited or charged to other comprehensive income, whereas realized gains and losses are recognized in the Company’s net income (loss).

Property and Equipment

Equipment is stated at cost.  Depreciation is principally provided by use of straight-line methods for financial and tax reporting purposes over the estimated useful lives of the assets, generally 5 years.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”)  No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share

The Company follows SFAS No. 128, “Earnings Per Share,” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2008 and 2007, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recoverability of Long Lived Assets

The Company follows SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Reclassifications

Certain reclassifications were made to the 2007 financial statements in order to conform to the 2008 financial statement presentation.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect the fair value option for any of its assets or liabilities.

SFAS No. 162 – The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. Effective November 15, 2008, the Company adopted SFAS No. 162, which did not have any impact on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

SFAS No. 141R – Business Combinations

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

SFAS No. 160 – Noncontrolling interest in Consolidated Financial Statements

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  SFAS No. 160 is not currently applicable to the Company.

SFAS No. 161 – Disclosures about Derivative Instruments and Hedging

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

FSA 142-3 – Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that FSP No. 142-3 will have on its financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

EITF 03-6-1 – Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

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

APB 14-1 – Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”)

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is currently not applicable to the Company since the Company does not have any convertible debt.

EITF 07-05 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the FASB issued EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-05”) which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value.  The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied.  Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized.  The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The Company is currently evaluating the impact of EITF Issue No. 07-05 on its financial statements and footnote disclosure.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

EITF 08-7 – Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue no. 08-7, Accounting for Defensive Intangible Assets (EITF Issue No. 08-7) which is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. After the effective date of SFAS 141R, an intangible asset must be recognized at fair value in accordance with SFAS 157 regardless of how the entity intends to use that asset. The Issue addresses how defensive intangible assets should be accounted for subsequent to their acquisition including the estimated useful life that should be assigned to such assets. EITF Issue No. 08-7 is currently not applicable to the Company since the Company does not have defensive intangible assets.

NOTE 2 – GOING CONCERN

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

The Company is in the development stage at December 31, 2008.  Currently, the Company has funds to maintain its operations through May 2009. The Company’s development has run behind schedule however, management hopes to demonstrate a prototype by mid second quarter of 2009. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital. However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. Successful completion of the Company’s prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s cost structure for the following three years.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 3 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows:

	December 31, 2008	December 31, 2007

Common stock	$2,811,400	$2,811,400
Warrants	1,581,056	1,249,056
	4,392,456	4,060,456
Less: Accumulated Amortization	4,337,126	3,893,394
	55,330	167,062
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party	55,330	154,667

	$-	$12,395

NOTE 4 – NOTE RECEIVABLE

Note Receivable consists of the following:

	December 31,	December 31,
	2008	2007

Note Receivable - Theater Xtreme Entertainment Group, Inc.,	$-	$100,000
bears interest at 14% per year, mature one year from the date of issue
(August 15, 2008) and may be prepaid at any time without penalty.
Pursuant to the term of the Note, the Company received warrants to purchase 50,000 shares of common stock at an exercise price of
$1.00 per share. The value of the warrant is $0 at December 31, 2008 and $2,300 at December 31, 2007, using the Black-Scholes pricing formula. This Note was assigned in August 2008 for cash
consideration of $100,000 (the face value of the promissory note).

Total	$-	$100,000

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 – AVAILABLE FOR SALE SECURITIES

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

Level 2

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3

Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value on a recurring basis are as follows:

		Quoted Prices in	Siginificant Other	Significant
		Active Markets for	Observable	Unobservable
	Fair Value	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities
Related Party	$-	$-	$-	$-
Other	-	-	-	-

Total available for sale securities	$-	$-	$-	$-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 5 – AVAILABLE FOR SALE SECURITIES (CONTINUED)

Fair Value Measurement Using
Significant Unobservable Inputs
(Level 3)

Beginning Balance, January 1, 2008	$2,300

Total gains or losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income
Purchases, issuance and settlements	(2,300)

Ending Balance, December 31, 2008	$-

The amount of total gains or losses for the period
included in earnings attributable to the change
in unrealized gains or losses relating to assets
still held at the reporting date.	$-

NOTE 6 – EQUIPMENT

Equipment consists of the following:

	December 31, 2008	December 31, 2007

Office equipment	$7,727	$23,752
Lab equipment	82,105	75,165
	89,832	98,917
Less: Accumulated depreciation	28,106	31,641

	$61,726	$67,276

Depreciation expense for the year ending December 31, 2008 and 2007 was $15,757 and $16,362.

NOTE 7 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 8 – COMMITMENTS

The Company is obligated under an operating lease for laboratory space expiring June 30, 2009.

Aggregate minimum future lease payments are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2009	$4,422

Rent expense approximating $8,552 and $10,425 is included in general and administrative expenses for the years ended December 31, 2008 and 2007.

NOTE 9 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS 109.  The reconciliation of the statutory federal rate to the Company’s effective Income tax rate is as follows:

	2008		2007

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(1,459,000)	(34)	$(1,436,000)	(34)
State tax, net of federal tax effect	(386,000)	(9)	(380,000)	(9)
Non-deductible share-based compensation	249,000	3	235,000	3
Change in valuation allowance	1,596,000	40	1,581,000	40

	$-	-	$-	-

The components of deferred tax assets as of December 31, 2008, and December 31, 2007 are as follows:

	2008	2007

Deferred tax asset for NOL carryforwards	$4,241,000	$3,441,000
Share-based compensation	1,272,000	476,000
Accrued expenses	31,000	31,000
Valuation allowance	(5,544,000)	(3,948,000)

	$-	$-

NOTE 9 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

$5,544,000 and $3,948,000. The change in the total valuation for the years ended December 31, 2008 and 2007 was an increase of $1,596,000 and $1,581,000.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2008, the Company had net operating loss carry forwards of approximately $10,000,000, expiring through the year ending December 31, 2028.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

On January 1, 2007, the Company adopted FIN 48, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.  The adoption of FIN 48 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2008, the Company had no unrecognized tax benefits and no charge during 2008, and accordingly, the Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.  We do not have an accrual for uncertain tax positions as of December 31, 2008.

The Company files U.S. income tax returns and a state income tax return.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2005 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10– STOCKHOLDERS’ EQUITY (CONTINUED)

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

DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years.  The fair market value of the warrants was $145,100.  The Company recognized consulting expense of $36,370, $66,500 and $24,200 for the years ended December 31, 2007, 2006 and 2005 in conjunction with this agreement.  For the year ending December 31, 2008, the Company recognized $27,014 in consulting expense.

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

During 2006, the Company issued 850,000 shares of common stock and warrants to purchase 425,000 shares of common stock for proceeds of $425,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprise of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of December 31, 2008, warrants to purchase 210,000 shares of common stock were fully exercised for proceeds of $105,000 and warrants to purchase 200,000 shares of common stock were rescinded.

During February 2006, the Company issued 300,000 shares of common stock for professional services rendered valued at $270,000, fair value.  The Company recognized consulting expense of $16,875 and $118,125 and legal expense of $16,875 and $118,125 during 2007 and 2006.  The contracts expired during 2007.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

In June 2006, in conjunction with an addendum to an existing consulting contract effective December 2005, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share.  The warrants expire in June 2008 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate of 4.41% and expected life of option of two years.  The fair market value of the warrants was $465,996.  During 2007 and 2006, the Company recognized consulting expense of $330,948 and $135,048 in conjunction with this agreement.  The contract was cancelled during 2007.  The 300,000 warrants were fully exercised on March 12, 2008 for proceeds of $75,000.

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

During 2007, the Company issued 2,482,000 shares of common stock and warrants to purchase 1,241,000 shares of common stock for proceeds of $1,241,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  As of December 31, 2008, warrants to purchase 856,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of December 31, 2008, the warrants to purchase 801,001 shares of common stock are still outstanding.

During 2007, a shareholder that was issued 400,000 shares of the Company’s common stock and a warrant to purchase 200,000 shares of common stock at $0.50 per share rescinded his shares and warrant.

During February 2007, the Company issued 151,785 shares of common stock for investor relations services valued at $106,250, fair value, which was recorded as a deferred charge and amortized over one year, the term of the services contract.  During 2007, the Company recognized $97,396 in investor relations expense.  During 2008, the Company recognized $8,854 in investor relations expense.  This contract expired in February 2008.

During February 2007, the Company terminated its then CEO.  The option to purchase 56,000 shares of common stock that was recorded as deferred charges of $42,730 were not vested and were forfeited.   The option to purchase 444,000 shares of common stock that were vested expired during 2007.

During March 2007, the Company issued 1,000,000 shares of common stock for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense of $773,333 was recognized during 2007.  For the year ending December 31, 2008, $154,667 was recognized as management consulting expense.  This contract was renewed in March 2008.

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

DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,180.  For the year ending December 31, 2008 the Company recognized $10,885 of consulting expense.  The warrant is still outstanding as of December 31, 2008.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $433,966. For the year ending December 31, 2008, the Company recognized $170,451 in consulting expense.  The warrants are still outstanding as of December 31, 2008.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2007 is $52,946.  For the year ending December 31, 2008, the Company recognized $31,444 in consulting expense.  The warrant is still outstanding as of December 31, 2008.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula.  The Company recognized $61,449 in accounting expense during 2007.  The warrant is still outstanding as of December 31, 2008.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered.  The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $52,292 in consulting expense. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. As of December 31, 2008, warrants to purchase 47,200 shares of common stock are still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year.  The Company recognized $1,159 in consulting expense during 2007.  For the year ending December 31, 2008, the Company recognized $12,487 in consulting expense.  The warrant is still outstanding as of December 31, 2008.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2007, the Company recognized $41,653 in consulting expense.  For the year ending December 31, 2008, the Company recognized $286,803 of expense. During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized on a monthly basis over a four year period. For the year ending December 31, 2008, the Company recognized $30,750 of expense. The option is still outstanding as of December 31, 2008.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.  As of December 31, 2008, warrants to purchase 315,001 shares of common stock are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value using Black-Scholes Option Pricing Formula, vesting immediately.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract.  Management consulting expense of $276,670 was recognized for year ending December 31, 2008.    The warrant is still outstanding as of December 31, 2008.

During March 2008, the company issued 100,000 shares of common stock for legal services valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense.  The warrant is still outstanding as of December 31, 2008.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. For the year ending December 31, 2008, the Company recognized $114,519 of expense, which is being recognized on a monthly basis over a three year period. The options are still outstanding as of December 31, 2008.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized on a monthly basis over a three year period. For the year ending December 31, 2008, the Company recognized $525,263 of expense. The options are still outstanding as of December 31, 2008.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2008, the Company issued 200,000 shares of common stock under the 2007 Stock Option Plan to its new Chief Executive Officer as part of the employment agreement valued at $360,000, fair value.  The Company recognized $360,000 in consulting expense for the year ending December 31, 2008.

In 2008, January through August warrant holders exercised warrants to purchase 270,000 shares at $0.50 per share for proceeds of $135,000.

On October 28, 2008, the Company’s board of directors authorized the Company to raise up to $600,000 of capital through an ‘Adjusted Common Stock Offering’ to certain warrant holders. This offering provided eligible warrant holders with the opportunity to purchase four (4) shares of common stock for each dollar invested pursuant to their existing warrant agreement. As of December 31, 2008, warrants to purchase 641,080 shares of common stock were exercised with proceeds of $160,270.

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  For the year ending December 31, 2008, the Company recognized $6,439 of expense which is being recognized on a monthly basis over a three year period. The options are still outstanding as of December 31, 2008.

NOTE 11 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2008 and 2007: no dividend yield in both years, expected volatility between 113% and 186% in 2008 and 186% in 2007, risk-free interest rate between 0.03% and 5.1% in 2008 and between 3.8% and 5.1% in 2007 and expected option life of five years in 2008 and from three through ten years in 2007.

As of December 31, 2008, there was $2,378,798 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$-

Granted	680,000	$0.25 - $2.10	$0.99
Exercised	(300,000)	$ 0.25	$0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$0.68

Granted	1,425,000	$0.25 - $1.00	$0.70
Cancelled	(260,000)	$1.40 - $2.10	$(0.48)
Expired	(70,000)	$1.40 - $2.00	$(0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$0.83

Granted	5,768,971	$0.25 - $0.72	$0.48
Rescinded	(200,000)	$ 0.50	$0.50
Forfeited	(125,019)	$ 1.00	$1.00
Expired	(574,981)	$ 1.00	$1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	3,495,001	$0.001 - $1.75	$1.16
Expired	(115,000)	$0.50 - $2.00	$0.07
Forfeited	(750,000)	$ 0.72	$0.72
Exercised	(807,770)	$0.25 - $0.50	$0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$0.79

Exercisable, December 31, 2008	5,363,202	$0.001 - $1.75	$0.61

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2008	Contractual Life	Warrants Currently Exercisable

$0.001 - $1.75	5,363,202	3.07 Years	$0.61

NOTE 12 – CONTINGENCY

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

The lawsuit was settled in May 2008 against all defendants by the Company making a payment of $47,500 to the plaintiff, reflected in other expenses on the statement of operations.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

NOTE 13 – RELATED PARTY

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006.  In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000.  In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000.  This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $332,000, fair value.  For the year ending December 31, 2008 and 2007, the Company recognized $431,337 and $773,333 in management expense.  The unamortized expense is reflected as deferred charges in the equity section of the balance sheet. The Company decided not to renew its management contract.  The contract was terminated on February 28, 2009.

At December 31, 2008 the Company has accrued officer salaries of $98,205.

NOTE 14 – SUBSEQUENT EVENTS

In January 2009, the term of the 2008 Adjusted Common Stock offering was extended until January 31, 2009.

Through February 2009, warrants to purchase 1,279,336 shares of common stock were exercised, pursuant the 2008 Adjusted Common Stock Offering with total proceeds of $319,834.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock valued at $13,136, fair value. These options expire in 5 years and vest immediately.

During January 2009, the Company issued 100,000 shares of common stock to an officer, under the 2007 Stock Option Plan, for services rendered valued at $58,000, fair value.

During January 2009, the Company issued 100,000 shares of common stock for legal services valued at $58,000, fair value, to settle $10,001 of accounts payable and $47,999 for future services.

During January 2009, the officers, directors, and employees of the Company were given the right to purchase up to 40,000 shares each for a total of 400,000 shares of common stock at a purchase price of $.25 per share valued at $132,058, fair value. Options to purchase 180,550 were exercised with total proceeds of $45,138. These options expire on January 31, 2009 and vest immediately.

At December 31, 2008 the Company has accrued officer salaries of $98,205.  On February 19, 2009, two officers agreed to waive their rights to unpaid wages and salary amounting to $52,129.  As of December 31, 2008, the payroll along with accrued payroll taxes of $3,988 is reflected in accrued expenses in the balance sheet.  Accordingly in the first quarter 2009, the accrued expense will be adjusted from $98,205 to $42,088 with the $52,129 treated as contributed capital.