Form 10-Q
period 2009-06-30
Lightwave Logic, Inc.
filed 2009-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒.    No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2009, there were approximately 40,711,542 shares of common stock, $0.001 par value, issued and outstanding.

LIGHTWAVE LOGIC, INC.

Form 10-Q Index

June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$795,962	$88,225
Prepaid expenses	5,331	12,198
	801,293	100,423

PROPERTY AND EQUIPMENT - NET	55,378	61,726

OTHER ASSETS
Intangible assets	215,561	212,416

TOTAL ASSETS	$1,072,232	$374,565

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,303	$62,650
Accounts payable - related party	-	7,172
Accrued expenses	42,088	98,205
	61,391	168,027

CONTINGENCY

TOTAL LIABILITIES	61,391	168,027

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
40,711,542 and 35,911,156 issued and outstanding at
June 30, 2009 and December 31, 2008	40,712	35,911
Additional paid-in-capital	16,363,332	14,196,060
Subscription receivable	-	(12,500)
Deferred charges	-	(55,330)
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(15,377,376)	(13,941,776)

TOTAL STOCKHOLDERS' EQUITY	1,010,841	206,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,072,232	$374,565

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDING

JUNE 30, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2009

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET SALES	$-	$-	$-	$-	$-

COST AND EXPENSE
Research and development	6,008,208	272,920	254,881	722,636	630,771
General and administrative	9,322,690	404,701	1,226,427	711,969	1,815,472
	15,330,898	677,621	1,481,308	1,434,605	2,446,243

LOSS FROM OPERATIONS	(15,330,898)	(677,621)	(1,481,308)	(1,434,605)	(2,446,243)

OTHER INCOME (EXPENSE)
Interest income	29,442	6	4,041	8	8,666
Dividend income	1,551	-	-	-	-
Realized gain (loss) on investment	3,911	-	(108)	-	(108)
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)				(47,500)
Interest expense	(34,519)	(588)	(685)	(1,003)	(1,527)

NET LOSS	$(15,377,376)	$(678,203)	$(1,478,060)	$(1,435,600)	$(2,486,712)

Basic and Diluted Loss per Share		$(0.02)	$(0.04)	$(0.04)	$(0.07)

Basic and Diluted Weighted Average Number of Shares		38,341,509	34,699,069	37,876,736	34,246,669

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2009 AND 2008 AND FOR THE

PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2009

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET LOSS	$(15,377,376)	$(678,203)	$(1,478,060)	$(1,435,600)	$(2,486,712)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on Available for Sale Securities	-	-	(24,507)	-	7,951

COMPREHENSIVE LOSS	$(15,377,376)	$(678,203)	$(1,502,567)	$(1,435,600)	$(2,478,761)

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2009

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2009 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance				Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	on Securities	Deficit	Development Stage		Total

BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$	$ 574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-		1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-		1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-		(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-		106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-		580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-	-	-	-	-		35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-		102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-		135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-		288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-		36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-		52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-		293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-		140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-		52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-		61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-		52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-		1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-		17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-		43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-		41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-		348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-		(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-		773,333
Unrealzed gain (loss) on securities	-	-	-	-	-	(32,610)	-	-		(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)		(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	(58,610)	(15,827)	(9,601,169)		653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-		414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-		75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-		360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-		80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629							160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-		135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-		27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-		10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-		121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-		48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-		31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-		12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-		286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-		30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-		114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-		525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-		6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-		-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-		976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-		431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-		(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-		58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)		(4,340,607)
BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)		$206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2009 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance			Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$(15,827)	$(13,941,776)	$206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	98,798	-	-	-	-	98,798
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	6,085	-	-	-	-	6,085
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	30,504	-	-	-	-	30,504
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	298,694	-	-	-	-	298,694
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	45,478	-	-	-	-	45,478
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	71,151	-	-	-	-	71,151
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Net loss for the six months ending June 30, 2009	-	-	-	-	-	-	(1,435,600)	(1,435,600)

BALANCE AT June 30, 2009 (UNAUDITED)	40,711,542	$40,712	$16,363,332	$-	$-	$(15,827)	$(15,377,376)	$1,010,841

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2009 AND 2008 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2009

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,377,376)	$(1,435,600)	$(2,486,712)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	55,330	277,730
Warrants issued for services	2,133,587	71,151	1,213,863
Stock options issued for services	2,352,524	523,363	191,957
Common stock issued for services	1,093,292	128,000	75,000
Purchase right agreement amortization	132,058	132,058	-
Depreciation	67,243	6,348	8,427
Realized (gain) loss on investments	(3,911)	-	108
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	(78)
Prepaid expenses	(5,331)	6,867	(62)
Increase (decrease) in liabilities
Accounts payable	152,218	1,653	(47,730)
Accounts payable - related party	-	(7,172)	6,593
Accrued expenses	28,702	(3,988)	(16,460)
Net cash used in operating activities	(5,065,636)	(521,990)	(777,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(215,561)	(3,145)	(10,375)
Proceeds from sale of available for sale securities	203,911	-	62
Proceeds from receipt of note receivable	100,000		-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(85,371)	-	(10,207)
Net cash used in investing activities	(197,021)	(3,145)	(20,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,995,524	855,000	414,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	683,004	320,234	110,000
Issuance of common stock, exercise of purchase right agreement	45,138	45,138	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	12,500	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-
Net cash provided by financing activities	6,053,261	1,232,872	524,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	790,604	707,737	(273,884)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	88,225	479,451

CASH AND CASH EQUIVALENTS - END OF PERIOD	$795,962	$795,962	$205,567

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2009 AND 2008 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2009

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2009	June 30, 2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$21,495	$588	$685

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-
	`
Warrants issued in exchange for deferred charges	$1,581,056	$-	$332,000

Common stock issued as settlement for accounts payable	$74,708	$45,000	$-

Increase/(Decrease) in fair value of investment securities	$-	$-	$7,951

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$10,000	$10,000	$-

Contribution of officer accrued payroll	$52,129	$52,129	$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2008 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.   The interim operating results for the three and six months ending June 30, 2009 may not be indicative of operating results expected for the full year.

Loss per Share

The company follows SFAS 128, “Earnings per Share”, resulting in the presentation of basic and diluted loss per share. Because the Company reported a net loss for each of the three and six months ending June 30, 2009 and 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

Reclassifications

Certain reclassifications have been made to the June 30, 2008 financial statements to conform to the June 30, 2009 presentation.  The most significant is the non-cash cost of a consulting agreement in conjunction with the warrants purchase agreement valued at $976,193 issued during the second quarter of 2008.  The expense was reclassified from research and development to general and administrative expense due to a change in allocation methodology.

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The staff position does not apply to the Company since it does not currently have any investments in debt and equity securities.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through August 13, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

The Company is in the development stage at June 30, 2009.  Currently, the Company should have funds to maintain its operations through January 2010. Currently, outstanding warrants if exercised before their expiration should supply the necessary funds to maintain its operations through October 2010. The Company’s development has run behind schedule however, management hopes to complete a prototype modulator by the end of third quarter of 2009. Management is in the process of developing a business plan that it believes will be attractive enough to investors to raise the necessary capital.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. Successful completion of the Company’s prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business plan for the foreseeable future.

NOTE 3 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with Emerging Issue Task Force No. 96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, as follows with the deferred charge fully amortized at June 30, 2009:

	June 30, 2009	December 31, 2008

Common stock	$2,811,400	$2,811,400
Warrants	1,581,056	1,581,056
	4,392,456	4,392,456
Less: Accumulated Amortization	4,392,456	4,337,126
	-	55,330
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party	-	55,330

	$-	$-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 4 – EQUIPMENT

Equipment consists of the following:

	June 30, 2009	December 31, 2008

Office equipment	$7,727	$7,727
Lab equipment	82,105	82,105
	89,832	89,832
Less: Accumulated depreciation	34,454	28,106

	$55,378	$61,726

Depreciation expense for the six months ending June 30, 2009 and 2008 was $6,348 and $8,427.

NOTE 5 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2009 and 2008 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  Tax years from 2005 through 2008 remain subject to examination by major tax jurisdictions.

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2007, the Company issued 2,482,000 shares of common stock and warrants to purchase 1,241,000 shares of common stock for proceeds of $1,241,000 in accordance to a private placement memorandum amended December 18, 2006.  Pursuant to the terms of the amended offering, up to 20 units were offered at the offering price of $50,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $0.50 per share.  For the six month ending June 30, 2009, the remaining 600,000 outstanding warrants expired.

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offering, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.   As of June 30, 2009, warrants to purchase 740,001 shares of common stock are still outstanding.

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. The warrant is still outstanding as of June 30, 2009.

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

During October 2007, the Company issued 150,000 shares of common stock for investor relations services valued at $135,000, fair value.  During 2007, the Company recognized $135,000 in investor relations expense.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting Chief Executive Officer for services rendered valued at $288,000, fair value.  The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $10,885 and $52,180. The warrant is still outstanding as of June 30, 2009.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. The warrant is still outstanding as of June 30, 2009.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2008 and 2007 is $31,444 and $52,946. The warrant is still outstanding as of June 30, 2009.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of June 30, 2009.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000.  As of June 30, 2009, warrants to purchase 47,200 shares of common stock are still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $12,487 and $1,159 in consulting expense during 2008 and 2007. The warrant is still outstanding as of June 30, 2009.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2008 and 2007 is $286,803 and $41,653. For the six month ending June 30, 2009, the Company recognized $98,798 of expense.  The options are still outstanding as of June 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $30,750. For the six month ending June 30, 2009, the Company recognized $6,085 of expense.  The options are still outstanding as of June 30, 2009.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of June 30, 2009, warrants to purchase 299,167 shares of common stock are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value using Black-Scholes Option Pricing Formula, vesting immediately.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract. Management consulting expense recognized during 2008 is $276,670. For the six month ending June 30, 2009, the Company recognized $55,330 of management consulting expense.  In January 2009, the warrant was fully exercised to purchase 400,000 shares of common stock for proceeds of $400.

During March 2008, the company issued 100,000 shares of common stock for legal services to a related party valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of June 30, 2009.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $114,519. For the six month ending June 30, 2009, the Company recognized $30,504 of expense. The options are still outstanding as of June 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $525,263.  For the six month ending June 30, 2009, the Company recognized $298,694 of expense.  The options are still outstanding as of June 30, 2009.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2008 is $6,439. For the six month ending June 30, 2009, the Company recognized $45,478 of expense.  The options are still outstanding as of June 30, 2009.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $13,136 for the six month ending June 30, 2009. The options are still outstanding as of June 30, 2009.

During January 2009, the Company issued 100,000 shares of common stock to an officer, under the 2007 Stock Option Plan, for services rendered valued at $58,000, fair value.

During January 2009, the Company issued 100,000 shares of common stock for legal services to a related party valued at $25,000, to settle accounts payable for $10,000 and $15,000 for legal services.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $9,583 for the six month ending June 30, 2009. The options are still outstanding as of June 30, 2009.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  For the six month ending June 30, 2009, the Company recognized $71,151 of expense. The warrant is still outstanding as of June 30, 2009.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the six months ending June 30, 2009. The warrant is still outstanding as of June 30, 2009.

During June 2009, the Company issued 145,000 shares of common stock for legal services to a related party valued at $50,000, to settle accounts payable for $35,000 and $15,000 for legal services.

During June 2009, the Company issued 116,000 shares of common stock for accounting services valued at $40,000, fair value.  The Company recognized $40,000 of accounting expense for the six month period ending June 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2009 and 2008: no dividend yield in both years, expected volatility between 127% and 141% in 2009 and between 113% and 186% in 2008, risk-free interest rate between 0.03% and 2.81% in 2009 and between 0.03% and 5.1% in 2008 and expected option life of one month to five years in 2009 and 2008.

As of June 30, 2009, there was $2,195,607 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$-

Granted	680,000	$0.25 - $2.10	$0.99
Exercised	(300,000)	$ 0.25	$0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$0.68

Granted	1,425,000	$0.25 - $1.00	$0.70
Cancelled	(260,000)	$1.40 - $2.10	$(0.48)
Expired	(70,000)	$1.40 - $2.00	$(0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$0.83

Granted	5,768,971	$0.25 - $0.72	$0.48
Rescinded	(200,000)	$ 0.50	$0.50
Forfeited	(125,019)	$ 1.00	$1.00
Expired	(574,981)	$ 1.00	$1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	3,495,001	$0.001 - $1.75	$1.16
Expired	(115,000)	$0.50 - $2.00	$0.07
Forfeited	(750,000)	$ 0.72	$0.72
Exercised	(807,770)	$0.25 - $0.50	$0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$0.79

Granted	939,000	$0.25 - $0.45	$0.30
Expired	(819,450)	$0.25 - $0.50	$0.43
Forfeited
Exercised	(1,133,384)	$0.001 - $0.25	$0.20

Outstanding, June 30, 2009	7,152,368	$0.25 - $1.75	$0.85

Exercisable, June 30, 2009	4,721,268	$0.25 - $1.75	$0.69

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2009	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	4,721,268	2.84 Years	$0.69

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

The lawsuit was settled in May 2008 against all defendants by the Company making a payment of $47,500 to the plaintiff, reflected in other expenses on the statement of operations for the six month period ending June 30, 2008.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

At June 30, 2009 the Company has accrued officer salaries of $42,088.

NOTE 11 – SUBSEQUENT EVENTS

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $45,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, Dr. David Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We have since overcome a majority of these engineering setbacks and we are currently in the continual process of extensive testing for material performance, including, among other tests, the (r33) Teng-Man testing protocol. In June 2009 we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results, and we intend to deliver completed independent validated material performance test results, including the (r33) Teng-Man testing protocol, as they become ripe for release.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. We expect an initial prototype of a functional phase modulator that utilizes our prototype photonic chip to be completed by the end of the third quarter 2009, and we anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the first and second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.

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

Results of Operations

Comparison of three months ended June 30, 2009 to three months ended June 30, 2008

Revenues

We had no revenues during the three months ended June 30, 2009 and 2008 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $677,621 and $1,481,308 for the three months ended June 30, 2009 and 2008, respectively, for a decrease of $803,687. This decrease in operating expenses was due primarily to a decrease in consulting fees.

Included in our operating expenses for the three months ended June 30, 2009 was $272,920 for research and development expenses compared to $254,881 for the three months ended June 30, 2008, for an increase of $18,039 primarily due to additional amortization of options. Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees; costs; and related operating expenses.

Wages and salaries and option amortization increased $51,784 from $165,670 for the three months ended June 30, 2008 to $217,454 for the three months ended June 30, 2009 primarily due to the amortization of options.  Consulting expenses decreased $36,645 from $36,645 for the three months ended June 30, 2008 to $0 for the three months ended June 30, 2009.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses could increase as a result of continued development and commercialization of our electro-optic materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; and incurring related operating expenses.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $821,726 to $404,701 for the three months ended June 30, 2009 compared to $1,226,427 for the three months ended June 30, 2008. This decrease is primarily due to a warrant agreement for consulting services in the second quarter of 2008 valued at $976,193.

Management fees decreased $84,167 to $0 for the three months ended June 30, 2009 from $84,167 for the three months ended June 30, 2008 since the Company decided not to renew its management contract on February 28, 2009. Accounting fees increased $39,616 to $49,000 from $9,384 since the operations for the three months ended June 30, 2009 included fees associated with startup, preparation of the 2008 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Included in results of operations for the three months ended June 30, 2009 is amortization of warrants of $71,153 for accounting and administrative services.  Management fees previously discussed for the three months ended June 30, 2008 of $84,167 included accounting and administrative services.  Executive compensation increased $102,966 to $171,706 from $68,740 mostly due to option amortization.  Legal fees increased $21,870 to $45,507 for the three months ended June 30, 2009 compared to $23,637 for the three months ended June 30, 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $678,203 and $1,478,060 for the three months ended June 30, 2009 and 2008, respectively, for a decrease of $799,857, primarily resulting from the consulting agreement executed in the three months ended June 30, 2008.

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008

Revenues

We had no revenues during the six months ended June 30, 2009 and 2008 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $1,434,605 and $2,446,243 for the six months ended June 30, 2009 and 2008, respectively, for a decrease of $1,011,638. This decrease in operating expenses was due primarily to a decrease in consulting fees.

Included in our operating expenses for the six months ended June 30, 2009 was $722,636 for research and development expenses compared to $630,771 for the six months ended June 30, 2008, for an increase of $91,865. This is primarily due to increase in wages and salaries and amortization of options.

Wages and salaries and option amortization increased $282,812 from $340,504 for the six months ended June 30, 2008 to $623,316 for the six months ended June 30, 2009 due primarily to the amortization of options.  Consulting expenses decreased $181,742 from $181,742 for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced development and processing work; fees; costs; and related operating expenses.  The increase is primarily due to research and development employee compensation expense.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses could increase as a result of continued development and commercialization of our electro-optic materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; and incurring related operating expenses.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $1,103,503 to $711,969 for the six months ended June 30, 2009 compared to $1,815,472 for the six months ended June 30, 2008. This decrease is due to warrant agreements for consulting services during the six month period ending June 30, 2008 valued at $976,193.  There were also decreases in management fees, legal fees, market research fees, which were offset by an increase in executive compensation, accounting and other costs for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Management fees decreased $210,005 to $55,330 for the six months ended June 30, 2009 from $265,335 for the six months ended June 30, 2008 since the Company decided not to renew its management contract on February 28, 2009. Legal fees decreased $73,698 to $63,358 for the six months ended June 30, 2009 compared to $137,056 for the six months ended June 30, 2008.  The decrease was due to the Company filing its first Form 10K-SB with the SEC in March 2008.

Market research, investor relations and public relation fees decreased $139,587 to $1,662 from $141,249 for the six months ended June 30, 2009 and 2008.  During the six months of 2008, the Company entered into contracts for market research, investor relations and public relations.

Accounting fees increased $39,443 to $58,000 from $18,557 since the operations for the six months ended June 30, 2009 included fees associated with startup, preparation of the 2008 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Included in results of operations for the six months ended June 30, 2009 is amortization of warrants of $71,153 for accounting and administrative services.  Management fees previously discussed for the six months ended June 30, 2008 of $265,335 included accounting and administrative services.

Executive compensation increased $158,907 to $342,003 from $183,096 mostly due to option amortization.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense for the six months ended June 30, 2008 consists primarily of the settlement of a lawsuit in the amount of $47,500.

Net Loss

Net loss was $1,435,600 and $2,486,712 for the six months ended June 30, 2009 and 2008, respectively, for a decrease of $1,051,112, primarily resulting from the reduction in consulting expense in the six months ended June 30, 2009.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates.

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2009, as set forth herein.

Liquidity and Capital Resources

During the six moths ended June 30, 2009, net cash used in operating activities was $521,990 and net cash used in investing activities was $3,145, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2009 was $1,232,872. At June 30, 2009, our cash and cash equivalents totaled $795,962, our assets totaled $1,072,232, our liabilities totaled $61,391, and we had stockholders' equity of $1,010,841.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $500,000 to $600,000 of expenditures through the remainder of 2009. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during the latter portion of 2009. Presently, management expects to have a prototype modulator completed by the end of third quarter of 2009.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through January 2010, and outstanding investor warrants, if exercised before their expiration,

(the last of which expire in April 2010), could supply the necessary funds to maintain our operations through October 2010. However, we will need to obtain additional future financing after such time or times to continue to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from exercise of warrants, equity offerings, exercise of stock options and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs. Successful completion of the Company’s prototype could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business plan for the foreseeable future.

We expect that our cash used in operations will increase during the remainder of 2009 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the six moths ended June 30, 2009

Net cash used in operating activities was $521,990 for the six moths ended June 30, 2009, consisting of payments for management, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $55,330 in deferred charges, $71,153 in warrants issued for services, $523,361 in options issued for services, $128,000 in common stock issued for services, $132,058 in purchase right agreement amortization, $6,348 in depreciation, $6,867 in prepaid expenses and ($9,507) in accounts payable and accrued expenses.

Net cash used by investing activities was $3,145 for the six moths ended June 30, 2009, consisting of cost for intangibles.

Net cash provided by financing activities was $1,232,872 for the six moths ended June 30, 2009 and consisted of $855,000 from the issuance of common stock, $320,234 from the exercise of warrants, $45,138 from the exercise of purchase right agreements and $12,500 of proceeds from a subscription receivable.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures.  As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's principal executive officer and financial officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The evaluation revealed to the Company's principal executive officer and financial officer that the design and operation of the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Not applicable.

Item 3.

Defaults Upon Senior Securities.

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.

Other Information.

Not applicable.

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

Date: August 14, 2009

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: August 14, 2009

By: /s/ Andrew J. Ashton
       Andrew J. Ashton,

       Treasurer

Date: August 14, 2009