Form 10-Q
period 2009-09-30
Lightwave Logic, Inc.
filed 2009-11-13
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 12, 2009, there were approximately 41,266,542 shares of common stock, $0.001 par value, issued and outstanding.

LIGHTWAVE LOGIC, INC.

Form 10-Q Index

September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$451,561	$88,225
Prepaid expenses	72,637	12,198
	524,198	100,423

PROPERTY AND EQUIPMENT - NET	104,792	61,726

OTHER ASSETS
Intangible assets	232,391	212,416

TOTAL ASSETS	$861,381	$374,565

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,086	$62,650
Accounts payable - related party	-	7,172
Accrued expenses	42,088	98,205
	97,174	168,027

CONTINGENCY

TOTAL LIABILITIES	97,174	168,027

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
40,811,542 and 35,911,156 issued and outstanding at
September 30, 2009 and December 31, 2008	40,812	35,911
Additional paid-in-capital	16,734,441	14,196,060
Subscription receivable	-	(12,500)
Deferred charges	-	(55,330)
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(15,995,219)	(13,941,776)

TOTAL STOCKHOLDERS' EQUITY	764,207	206,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$861,381	$374,565

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING

SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009

(UNAUDITED)

	Cumulative		For the Three	For the Three	For the Nine	For the Nine
	Since		Months Ending	Months Ending	Months Ending	Months Ending
	Inception		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

NET SALES	$-	$		$-	$-	$-

COST AND EXPENSE
Research and development	6,266,834		258,626	525,792	981,262	1,156,563
General and administrative	9,681,826		359,136	670,182	1,071,105	2,485,654
	15,948,660		617,762	1,195,974	2,052,367	3,642,217

LOSS FROM OPERATIONS	(15,948,660)		(617,762)	(1,195,974)	(2,052,367)	(3,642,217)

OTHER INCOME (EXPENSE)
Interest income	29,685		242	2,702	251	11,368
Dividend income	1,551		-	-	-	-
Realized gain (loss) on investment	3,911		-	-	-	(108)
Realized gain on disposal of assets	637		-	-	-	-
Litigation settlement	(47,500)					(47,500)
Interest expense	(34,843)		(323)	(829)	(1,327)	(2,356)

NET LOSS	$(15,995,219)		$(617,843)	$(1,194,101)	$(2,053,443)	$(3,680,813)

Basic and Diluted Loss per Share			$(0.02)	$(0.03)	$(0.05)	$(0.11)

Basic and Diluted Weighted Average Number of Shares			40,811,542	35,017,902	38,872,955	34,505,623

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDING

SEPTEMBER 30, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2009

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Nine	For the Nine
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

NET LOSS	$(15,995,219)	$(617,843)	$(1,194,101)	$(2,053,443)	$(3,680,813)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on Available for Sale Securities	-	-	3,641	-	11,593

COMPREHENSIVE LOSS	$(15,995,219)	$(617,843)	$(1,190,460)	$(2,053,443)	$(3,669,220)

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2009 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance			Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$(15,827)	$(13,941,776)	$206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	149,016	-	-	-	-	149,016
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	9,834	-	-	-	-	9,834
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	49,171	-	-	-	-	49,171
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	460,970	-	-	-	-	460,970
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	53,412	-	-	-	-	53,412
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	124,516	-	-	-	-	124,516
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the nine months ending September 30, 2009	-	-	-	-	-	-	(2,053,443)	(2,053,443)

BALANCE AT September 30, 2009 (UNAUDITED)	40,811,542	$40,812	$16,734,441	$-	$-	$(15,827)	$(15,995,219)	$764,207

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2009 AND 2008 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2009

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,995,219)	$(2,053,443)	$(3,680,813)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	55,330	360,731
Amortization of prepaid expenses	18,750	18,750	-
Warrants issued for services	2,186,952	124,516	1,226,211
Stock options issued for services	2,595,368	766,207	694,407
Common stock issued for services	1,093,292	128,000	435,000
Purchase right agreement amortization	132,058	132,058	-
Depreciation	71,557	10,662	12,213
Realized (gain) loss on investments	(3,911)	-	108
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	1,244
Prepaid expenses	(16,387)	(4,189)	(4,875)
Increase (decrease) in liabilities
Accounts payable	188,001	37,436	(72,341)
Accounts payable - related party	-	(7,172)	10,531
Accrued expenses	28,702	(3,988)	(16,460)

Net cash used in operating activities	(5,339,479)	(795,833)	(1,034,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(232,391)	(19,975)	(16,423)
Proceeds from sale of available for sale securities	203,911	-	62
Proceeds from receipt of note receivable	100,000	-	100,000
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(139,099)	(53,728)	(10,207)

Net cash (used in) provided by investing activities	(267,579)	(73,703)	73,432

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,995,524	855,000	414,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	683,004	320,234	202,500
Issuance of common stock, exercise of purchase right agreement	45,138	45,138	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	12,500	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	6,053,261	1,232,872	616,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	446,203	363,336	(344,112)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	88,225	479,451

CASH AND CASH EQUIVALENTS - END OF PERIOD	$451,561	$451,561	$135,339

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2009 AND 2008 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2009

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2009	September 30, 2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$21,736	$829	$2,356

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-
	`
Warrants issued in exchange for deferred charges	$1,581,056	$-	$332,000

Common stock issued as settlement for accounts payable	$74,708	$45,000	$-

Increase/(Decrease) in fair value of investment securities	$-	$-	$11,593

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$10,000	$10,000	$12,500

Contribution of officer accrued payroll	$52,129	$52,129	$-

Common stock issued for prepaid expense	$75,000	$75,000	$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2008 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2009 may not be indicative of operating results expected for the full year.

Loss per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted loss per share. Because the Company reported a net loss for each of the three and nine months ending September 30, 2009 and 2008, common stock equivalents consisting of options and warrants were anti-dilutive; therefore, the basic and diluted net loss per share for each of these periods was the same.

Reclassifications

Certain reclassifications have been made to the September 30, 2008 financial statements to conform to the September 30, 2009 presentation.  The most significant is the non-cash cost of a consulting agreement in conjunction with the warrants purchase agreement valued at $976,193 issued during the second quarter of 2008.  The expense was reclassified from research and development to general and administrative expense due to a change in allocation methodology.

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements (Continued)

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This standard is not currently applicable to the Company.

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In April 2008, FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this standard did not have any impact on the Company’s financial statements.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements (Continued)

In May 2008, the FASB issued FASB ASC 470-20 which is effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

In April 2009, the FASB issued FASB ASC 825-10 which requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB ASC 320-10 which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. This standard is currently not applicable to the Company since the Company does not have any investments in debt and equity securities.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements (Continued)

In May 2009, the FASB issued FASB ASC 855-10 which is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through November 13, 2009, the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial reporting.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (“ASU”) through No. 2009-12.  None of the ASU’s have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

The Company is in the development stage at September 30, 2009.  With the $455,000 of proceeds from exercise of warrants that were exercised in October, 2009, the Company should have funds to maintain its operations through May 2010. Currently, the remaining outstanding warrants if exercised before their expiration should supply the necessary funds to maintain its operations through September 2010. The Company has developed and completed one of its two prototype modulator concepts in October 2009 and is in evaluation and testing. The Company continues to develop and test its next generation Electro-Optic material platform. Management is in the process of finalizing a business plan that it believes will be attractive enough to investors to raise the necessary capital. The successful completion of the Company’s prototypes could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business plan for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

NOTE 3 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with FASB ASC 505.50, as follows with the deferred charge fully amortized at September 30, 2009:

	September 30, 2009	December 31, 2008

Common stock	$2,811,400	$2,811,400
Warrants	1,581,056	1,581,056
	4,392,456	4,392,456
Less: Accumulated Amortization	4,392,456	4,337,126
	-	55,330
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party	-	55,330

	$-	$-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 4 – EQUIPMENT

Equipment consists of the following:

	September 30, 2009	December 31, 2008

Office equipment	$8,702	$7,727
Lab equipment	134,858	82,105
	143,560	89,832
Less: Accumulated depreciation	38,768	28,106

	$104,792	$61,726

Depreciation expense for the nine months ending September 30, 2009 and 2008 was $10,662 and $12,213.

NOTE 5 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2009 and 2008 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  Tax years from 2005 through 2008 remain subject to examination by major tax jurisdictions.

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

SEPTEMBER 30, 2009 AND 2008

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

During May 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.10 in exchange for consulting services. The warrants are exercisable until May 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 3.8% and expected life of option of three years.  The fair market value of the warrants was $113,250.  In accordance with the fair value method as described in accounting requirements of FASB ASC 718 Stock Compensation, the Company recognized consulting expense of $37,000 in 2005.  This warrant was cancelled during 2006.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

On October 15, 2005, the Company issued Stock Purchase Warrants to purchase 30,000 shares of common stock at an exercise price of $1.40 in exchange for consulting services. The warrants expire in October 2006 and are exercisable immediately.  In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 4.15% and expected life of option of one year.  The fair market value of the warrants was $15,900.   In accordance with the fair value method as described in accounting requirements of FASB ASC 718 Stock Compensation, the Company recognized consulting expense of $15,900 during 2005.  These warrants expired in October 2006.

In December 2005, in conjunction with a consulting contract, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share valued at $435,060, fair value.  The warrants expire in December 2007 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 4.41% and expected life of option of two years.  In accordance with the fair value method as described in accounting requirements of FASB ASC 718 Stock Compensation, the Company recognized consulting expense of $199,435, and at December 31, 2005, the remaining balance in deferred charges amounted to $235,625.  The 300,000 warrants were fully exercised on December 31, 2005 for $75,000.  The Company recognized $18,128 and $217,497 in consulting expense in conjunction with this agreement for the years ended December 31, 2007 and 2006, which was cancelled during 2007.

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

SEPTEMBER 30, 2009 AND 2008

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

SEPTEMBER 30, 2009 AND 2008

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

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offering, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.   As of September 30, 2009, warrants to purchase 740,001 shares of common stock are still outstanding.

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is and $154,667 and $773,333.  This contract was renewed in March, 2008. The warrant is still outstanding as of September 30, 2009.

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

SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting Chief Executive Officer for services rendered valued at $288,000, fair value.  The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $10,885 and $52,180. The warrant is still outstanding as of September 30, 2009.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. The warrant is still outstanding as of September 30, 2009.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2008 and 2007 is $31,444 and $52,946. The warrant is still outstanding as of September 30, 2009.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of September 30, 2009.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000.  As of September 30, 2009, warrants to purchase 47,200 shares of common stock are still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $12,487 and $1,159 in consulting expense during 2008 and 2007. The warrant is still outstanding as of September 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2008 and 2007 is $286,803 and $41,653. For the three month ending September 30, 2009 and 2008 the Company recognized $50,218 and $62,883 of expense.  For the nine month ending September 30, 2009 and 2008 the Company recognized $149,015 and $236,585 of expense.  The options are still outstanding as of September 30, 2009.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $30,750. For the three month ending September 30, 2009 and 2008, the Company recognized $3,749 and $7,498 of expense. For the nine month ending September 30, 2009 and 2008, the Company recognized $9,833 and $25,752 of expense.  The options are still outstanding as of September 30, 2009.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of September 30, 2009, warrants to purchase 299,167 shares of common stock are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value using Black-Scholes Option Pricing Formula, vesting immediately.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract. Management consulting expense recognized during 2008 is $276,670. For the three month ending September 30, 2009 and 2008, the Company recognized $0 and $83,001 of management consulting expense. For the nine month ending September 30, 2009 and 2008, the Company recognized $55,330 and 193,669 of management consulting expense.  In January 2009, the warrant was fully exercised to purchase 400,000 shares of common stock for proceeds of $400.

During March 2008, the company issued 100,000 shares of common stock for legal services to a related party valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of September 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $114,519.  For the three month ending September 30, 2009 and 2008, the Company recognized $18,667 and $89,628 of expense.  For the nine month ending September 30, 2009 and 2008, the Company recognized $49,172 and $89,628 of expense. The options are still outstanding as of September 30, 2009.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2008 is $525,263.  For the three month ending September 30, 2009 and 2008, the Company recognized $162,276 and $342,420 of expense.  For the nine month ending September 30, 2009 and 2008, the Company recognized $460,969 and $342,420 of expense.  The options are still outstanding as of September 30, 2009.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2008 is $6,439. For the three month ending September 30, 2009, the Company recognized $7,934 of expense.  For the nine month ending September 30, 2009, the Company recognized $53,412 of expense.  The options are still outstanding as of September 30, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  For the three month ending September 30, 2009, the Company recognized $0 of expense.  The Company recognized expense of $13,136 for the nine month ending September 30, 2009. The options are still outstanding as of September 30, 2009.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  For the three month ending September 30, 2009, the Company recognized $0 of expense.  The Company recognized expense of $9,583 for the nine month ending September 30, 2009. The options are still outstanding as of September 30, 2009.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  For the three month ending September 30, 2009, the Company recognized $53,365 of expense.  For the nine month ending September 30, 2009, the Company recognized $124,518 of expense. The warrant is still outstanding as of September 30, 2009.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the nine months ending September 30, 2009. The warrant is still outstanding as of September 30, 2009.

During June 2009, the Company issued 145,000 shares of common stock for legal services to a related party valued at $50,000, to settle accounts payable for $35,000 and $15,000 for legal services.

During June 2009, the Company issued 116,000 shares of common stock for accounting services valued at $40,000, fair value.  The Company recognized $40,000 of accounting expense for the nine month period ending September 30, 2009.

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The Company recognized $18,750 of investor relation expense for the nine month period ending September 30, 2009.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2009 and 2008: no dividend yield in both years, expected volatility between 127% and 141% in 2009 and between 114% and 151% in 2008, risk-free interest rate between 0.03% and 2.81% in 2009 and between 2.46% and 3.41% in 2008 and expected option life of one month to five years in 2009 and five years in 2008.

As of September 30, 2009, there was $1,899,398 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price
Outstanding, December 31, 2004	-	$ -	$-

Granted	680,000	$0.25 - $2.10	$0.99
Exercised	(300,000)	$ 0.25	$0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$0.68

Granted	1,425,000	$0.25 - $1.00	$0.70
Cancelled	(260,000)	$1.40 - $2.10	$(0.48)
Expired	(70,000)	$1.40 - $2.00	$(0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$0.83

Granted	5,768,971	$0.25 - $0.72	$0.48
Rescinded	(200,000)	$ 0.50	$0.50
Forfeited	(125,019)	$ 1.00	$1.00
Expired	(574,981)	$ 1.00	$1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	3,495,001	$0.001 - $1.75	$1.16
Expired	(115,000)	$0.50 - $2.00	$0.07
Forfeited	(750,000)	$ 0.72	$0.72
Exercised	(807,770)	$0.25 - $0.50	$0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$0.79

Granted	939,000	$0.25 - $0.45	$0.30
Expired	(819,450)	$0.25 - $0.50	$0.43
Forfeited
Exercised	(1,133,384)	$0.001 - $0.25	$0.20

Outstanding, September 30, 2009	7,152,368	$0.25 - $1.75	$0.85

Exercisable, September 30, 2009	5,124,368	$0.25 - $1.75	$0.73

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2009	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	5,124,368	2.59 Years	$ 0.73

NOTE 9 – COMMITMENTS AND CONTINGENCY

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

The lawsuit was settled in May 2008 against all defendants by the Company making a payment of $47,500 to the plaintiff, reflected in other expenses on the statement of operations for the nine month period ending September 30, 2008.

Prototype Commitment

During the third quarter of 2009, the Company entered into an agreement with a consultant to provide the Company prototype products and other services.  At September 30, 2009 after paying a retainer deposit of $13,000 which the Company recorded as prepaid expenses, the Company has an obligation to pay the consultant $52,000 as services are provided.

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

At September 30, 2009 the Company has accrued officer salaries of $42,088.

NOTE 11 – SUBSEQUENT EVENTS

Through October 2009, warrants to purchase 455,000 shares of common stock were exercised, pursuant to a private placement memorandum issued on October 3, 2007 with total proceeds of $455,000.

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

Optical Interconnects

•

Optical Computing

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and are currently being characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response. We expect these tests to be completed sometime during the fourth quarter 2009. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine material to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine material can successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the first and second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expect our initial prototype amplitude modulator to be completed by the end of the fourth quarter 2009.

We ultimately intend to use our next-generation electro-optic plastics for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Optical Interconnects

•

Optical Computing

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of existing warrant holder’s warrants.

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

Results of Operations

Comparison of three months ended September 30, 2009 to three months ended September 30, 2008

Revenues

We had no revenues during the three months ended September 30, 2009 and 2008 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $617,762 and $1,195,974 for the three months ended September 30, 2009 and 2008, respectively, for a decrease of $578,212. This decrease in operating expenses was due primarily to a decrease in management fees,  executive compensation and stock option amortization.

Included in our operating expenses for the three months ended September 30, 2009 was $258,626 for research and development expenses compared to $525,792 for the three months ended September 30, 2008, for a decrease of $267,166.   This is primarily due to a reduction in employee stock option amortization offset by an increase in laboratory expenses and material testing expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype E.O. device development and processing work; material testing; fees; costs; and related operating expenses.

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

Employee stock option amortization decreased $283,099 from $396,328 for the three months ended September 30, 2008 to $113,229 for the three months ended September 30, 2009.  Wages and salaries decreased $18,138 from $87,600 for the three months ended September 30, 2008 to $69,462 for the three months ended September 30, 2009.

Laboratory material testing expenses and E.O. device development increased $55,299 from ($30,645) for the three months ended September 30, 2008 to $24,654 for the three months ended September 30, 2009.  The ($30,645) was due to an adjustment in accounts payable in 2008.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, market research, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $311,046 to $359,136 for the three months ended September 30, 2009 compared to $670,182 for the three months ended September 30, 2008. The decrease is due primarily to our decreases in management fees, market research fees, executive compensation, which were offset by an increase in accounting and administrative fees.

Management fees decreased $83,001 to $0 from $83,001 for the three months ended September 30, 2009 since the Company decided not to renew its management contract on February 28, 2009. Included in results of operations for the three months ended September 30, 2009 is amortization of warrants of $53,365 for accounting and administrative services.  Legal fees decreased $5,987 to $16,732 for the three months ended September 30, 2009 compared to $22,719 for the three months ended September 30, 2008.

Market research, investor relations and public relation fees were $31,645 and $0 for the three months ended September 30, 2009 and 2008.  During the three month period ending September 30, 2009, the Company entered into a contract for market research, investor relations and public relations.

Executive compensation decreased $309,991 from $497,606 for the three months ended September 30, 2008 to $187,615 for the three months ended September 30, 2009 due to common stock awarded to the Company’s new Chief Executive Officer as part of the employment agreement executed in August 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future marketing, production and sales of our products.

Net Loss

Net loss was $617,843 and $1,194,101 for the three months ended September 30, 2009 and 2008, respectively, for a decrease of $576,258, primarily resulting from reduction in management fees, executive compensation and stock option amortization.

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008

Revenues

We had no revenues during the nine months ended September 30, 2009 and 2008 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $2,052,367 and $3,642,217 for the nine months ended September 30, 2009 and 2008, respectively, for a decrease of $1,589,850. This decrease in operating expenses was due primarily to a decrease in management fees and consulting fees.

Included in our operating expenses for the nine months ended September 30, 2009 was $981,262 for research and development expenses compared to $1,156,563 for the nine months ended September 30, 2008, for a decrease of $175,301.  This is primarily due to a reduction in consulting fees offset by an increase in laboratory material testing expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype E.O. device development and processing work; material testing; fees; costs; and related operating expenses.

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

Consulting expenses decreased $201,607 from $201,607 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009.  Wages and salaries decreased $24,046 from $835,600 for the nine months ended September 30, 2008 to $811,554 for the nine months ended September 30, 2009.

Laboratory material testing expense and E.O. device development increased $73,955 from ($17,931) for the nine months ended September 30, 2008 to $56,024 for the nine months ended September 30, 2009.   The ($17,931) for the nine month period ending September 30, 2008 was due to a ($35,145) adjustment in accounts payable in 2008.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $1,414,549 to $1,071,105 for the nine months ended September 30, 2009 compared to $2,485,654 for the nine months ended September 30, 2008. This decrease is primarily due to warrant agreements for consulting services during the nine month period ending September 30, 2008 valued at $976,193.  There were also decreases in management fees, executive compensation, legal fees and market research fees, which were offset by an increase in accounting, administrative and other costs for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Management fees decreased $293,006 to $55,330 for the nine months ended September 30, 2009 from $348,336 for the nine months ended September 30, 2008 since the Company decided not to renew its management contract on February 28, 2009.

Legal fees decreased $79,686 to $80,090 for the nine months ended September 30, 2009 compared to $159,776 for the nine months ended September 30, 2008.  The decrease was due to the Company filing its first Form 10K-SB with the SEC in March 2008.

Market research, investor relations and public relation fees decreased $107,942 to $33,307 from $141,249 for the nine months ended September 30, 2009 and 2008.

Executive compensation decreased $151,084 to $529,618 from $680,702 mostly due to common stock awarded to the Company’s new Chief Executive Officer as part of the employment agreement executed in August 2008.

Accounting including administrative fees increased $40,943 to $68,500 from $27,557 since the operations for the nine months ended September 30, 2009 included fees associated with startup, preparation of the 2008 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Included in results of operations for the nine months ended September 30, 2009 is amortization of warrants of $124,518 for accounting and administrative services.  Management fees previously discussed for the nine months ended September 30, 2008 of $348,336 included accounting and administrative services.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future marketing, production and sales of our products.

Other Income (Expense)

Other expense for the nine months ended September 30, 2008 consists primarily of the settlement of a lawsuit in the amount of $47,500.

Net Loss

Net loss was $2,053,443 and $3,680,813 for the nine months ended September 30, 2009 and 2008, respectively, for a decrease of $1,627,370, primarily resulting from the reduction in consulting expense and management fees in the nine months ended September 30, 2009.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2008.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2009, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, net cash used in operating activities was $795,833 and net cash used in investing activities was $73,703, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the nine months ended September 30, 2009 was $1,232,872.  At September 30, 2009, our cash and cash equivalents totaled $451,561, our assets totaled $861,381, our liabilities totaled $97,174, and we had stockholders’ equity of $764,207.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $250,000 to $350,000 of expenditures through the remainder of 2009. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during the latter portion of 2009.  The Company has completed prototype phase modulators and expects to complete the amplitude modulator by the end of the fourth quarter of 2009.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through May 2010, and outstanding warrants, if exercised before their expiration in April, 2010, could supply the necessary funds to maintain our operations through September 2010. However, we will need to obtain additional future financing after such time or times to continue to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from exercise of warrants, equity offerings, exercise of stock options and proceeds from debt instruments; but we cannot assure you that such equity or debt financing will be available to us or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.  The successful completion of the Company’s prototype should lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business plan for the foreseeable future.

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

Analysis of Cash Flows

For the nine months ended September 30, 2009

Net cash used in operating activities was $795,833 for the nine months ended September 30, 2009, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $55,330 in deferred charges, $890,723 in options and warrants issued for services, $128,000 in common stock issued for services, $132,058 in purchase right agreement amortization, $18,750 in amortization of prepaid expenses, ($4,189) in prepaid expenses and $26,276 in accounts payable and accrued expenses.

Net cash used by investing activities was $73,703 for the nine months ended September 30, 2009, consisting of $19,975 for cost of intangibles, as well as the purchase of equipment for $53,728.

Net cash provided by financing activities was $1,232,872 for the nine months ended September 30, 2009 and consisted of $855,000 proceeds from private placement, $320,234 from the exercise of warrants, $45,138 from the exercise of purchase right agreements and $12,500 of proceeds from subscription receivable.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting during the last quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

Not applicable.

Item 1A.

Risk Factors.

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report on Form 10-Q, warrants to purchase 455,000 shares of our common stock with an exercise price of $1.00 per share were exercised, which resulted in proceeds of $455,000 to our Company. No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Sections 4(2) and (4(6) of the Securities Act since these transactions did not involve any public offering.

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

Date: November 13, 2009

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: November 13, 2009

By: /s/ Andrew J. Ashton
       Andrew J. Ashton,

       Treasurer

Date: November 13, 2009