Form 10-K
period 2009-12-31
Lightwave Logic, Inc.
filed 2010-04-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, Par Value $0.001

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

Yes  ☒

No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒

No ☐

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

Yes  ☐

No ☒

On April 9, 2009 there were 41,139,542 shares outstanding of the registrant’s common stock, $.001 par value.

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

In order to become a non-reporting publicly-traded corporation, in July 2004 PSI-TEC reorganized with our Company whereby (i) our Company changed its name from Eastern Idaho Internet Services, Inc. to PSI-TEC Holdings, Inc.; (ii) our Company acquired all of the issued and outstanding shares of PSI-TEC stock; (iii) PSI-TEC became our Company’s wholly-owned operating subsidiary; and (iv) our Company's then sole officer and director resigned, PSI-TEC's nominees were elected to our Company's board of directors and new management was appointed. For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby PSI-TEC was deemed to have purchased our Company. As a result, the historical financial statements of PSI-TEC became the historical financial statements of our Company.

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

Our principal executive office is located at 121 Continental Drive, Suite 110, Newark, Delaware 19713, and our telephone number is (302)-356-2717. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Overview

We are a development stage research and development company. We have developed and are continuing to develop Application Specific Electro-Optic Polymers (ASEOP) which has high electro-optic activity and are thermally and photo-chemically stable, which we believe could have a broad range of applications in the electro-optic device market.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patent-pending technologies when completed and tested to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

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

Our Patents

We filed a new provisional patent application covering stable free radical Chromophores. We have thirty pending patent applications (consisting of five patent applications in each of Australia, Canada, China, European Patent Convention, Japan and the U.S. based on the PCT applications below) in the field of nonlinear optic chromophore design as follows:

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine material to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine material can successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expect our initial prototype amplitude modulator to be completed by the end of the second quarter 2010.

In November 2009 we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how Lightwave’s material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of Lightwave’s electro-optic polymer and Lightwave’s recent demonstration that its proprietary Perkinamine material can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

In December 2009 we filed our sixth patent application. The provisional application covers stable free radical chromophores for use in Non-Linear optical applications. The new polymeric electro-optic material has enormous potential in spatial light modulation and all optical signal processing (light switching light).

In January 2010 we entered into an agreement with the University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which should help shorten the time to market for our new Polymeric Electro-Optic materials.

In March 2010 we successfully concluded the electrical and optical performance testing stage of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.

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

Perdix

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. Perdix, Inc. provides engineering, research, and development services for government and industry in the optics and optics related industries. In addition to optical design, science, and technology, its specific strength is materials science as applied toward novel optical device design and development. They have significant expertise in the liquid crystal, polymer, nanocomposite, and nonlinear optical materials field. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expect our initial prototype amplitude modulator to be completed by the end of the second quarter 2010.

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

Item 1A.

Risk Factors.

Not Applicable

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our executive and business office headquarters are located at 121 Continental Drive, Suite 110, Newark, Delaware 19713. We coordinate our operations and market our services from this space. Our lease expires on June 30, 2011  and our annual rent for this space is $9,142.

We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. We operate an organic synthesis and thin-films laboratory from this facility, which has state-of-the-art equipment including NMR, IR, UV/VIS and HPLC analytical systems, profilometry evaluation and electro-optic (r33) materials characterization necessary to produce next generation fiber-optic organic materials. We lease this space at fair market value rates from a third party. The lease expires on June 30, 2011 and annual rent for the space is $9,393.60.

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

In December 2005, we were informed by the Commission that it is investigating the circumstances surrounding the $1,000,000 offering described above including the subsequent public resale of certain shares originally sold in the offering, along with related matters. Our Company has further been informed that the original issuance of the stock and subsequent resale thereof may have been done, in the opinion of the Commission, in violation of the registration provisions of the Securities Act of 1933, as amended. These matters could lead to enforcement action by the Commission. Our Company has committed to cooperate fully with the Commission with the intention that all issues will be resolved as quickly as possible. During fiscal year 2009, we had no contact with the Commission regarding these matters.

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

		High		Low
		Bid	Ask	Bid	Ask

2008	1st Quarter	$2.15	$2.20	$0.70	$0.73
	2nd Quarter	$2.66	$2.70	$1.21	$1.23
	3rd Quarter	$2.03	$2.05	$0.53	$0.62
	4th Quarter	$1.08	$1.03	$0.26	$0.30

2009	1st Quarter	$0.76	$0.85	$0.28	$0.38
	2nd Quarter	$1.06	$1.20	$0.35	$0.40
	3rd Quarter	$0.97	$0.99	$0.60	$0.66
	4th Quarter	$2.57	$2.65	$0.96	$0.99

Holders

As of the date of this annual report, we have a total of 41,139,542 shares of common stock outstanding, held of record by approximately 2,449 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2009.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,619,450	$1.29	-0-
Equity compensation plans not approved by security holders (2)	3,792,917	$0.51	1,392,450
Total	6,412,367	$0.83	1,392,450

1.

Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We initially reserved 3,500,000 shares of common stock for such persons pursuant to that plan.

2.

Comprised of common stock purchase warrants we issued to consultants and additional securities issued to our directors, officers, employees and consultants pursuant to our 2007 Employee Stock Plan pursuant to an amendment to that plan not yet approved by our security holders.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

During June 2009, pursuant to a private placement memorandum, we issued 2,479,500 shares of common stock at $0.345 per share for aggregate proceeds of $855,000.

Securities issued for services

Date	Security

January 2009	100,000 shares of common stock for $25,000 in legal services.

June 2009	261,000 shares of common stock for $90,000 in professional services.

Warrant - 464,000 shares of common stock at $0.345 per share for professional services.

July 2009	100,000 shares of common stock for $75,000 in professional services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

January 2009	Stock option - 25,000 shares of common stock at $.25 per share.

Common stock - 100,000 shares for $58,000 in services rendered.

Right to buy – 400,000 shares at $.25 per share, of which 180,550 shares were purchased for total proceeds of $45,138.

February 2009	Stock option - 25,000 shares of common stock at $.25 per share.

June 2009	Stock option - 25,000 shares of common stock at $.34 per share.

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

We are a developmental stage company that has developed and continues to develop Application Specific Electro-Optic Polymers (ASEOP) which has high electro-

optic activity and are thermally and photo-chemically stable, which we believe could have a broad range of applications in the electro-optic device market. We engineer our proprietary electro-optic plastics at the molecular level for superior performance, stability, cost-efficiency and ease of processability.  We expect our electro-optic plastics to broadly replace more expensive, lower-performance materials that are currently used in fiber-optic ground, wireless and satellite communication networks.

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine material to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine material can successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expect our initial prototype amplitude modulator to be completed by the end of the second quarter 2010.

In November 2009 we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how Lightwave’s material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of Lightwave’s electro-optic polymer and Lightwave’s recent demonstration that its proprietary Perkinamine material can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

In December 2009 we filed our sixth patent application. The provisional application covers stable free radical chromophores for use in Non-Linear optical applications. The new polymeric electro-optic material has enormous potential in spatial light modulation and all optical signal processing (light switching light).

In January 2010 we entered into an agreement with the University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which should help shorten the time to market for our new Polymeric Electro-Optic materials.

In March 2010 we successfully concluded the electrical and optical performance testing stage of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.

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

Results of Operations

Comparison of fiscal 2009 to fiscal 2008

Revenues

We had no revenues during the years ended December 31, 2009 and 2008 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $2,720,884 and $4,242,353 for the years ended December 31, 2009 and 2008, respectively, for a decrease of $1,521,469. This decrease in operating expenses was due primarily to a decrease in management fees and consulting expenses.

Included in our operating expenses for the year ended December 31, 2009 was $1,306,642 for research and development expenses compared to $1,421,955 for the year ended December 31, 2008, for a decrease of $115,313.   This is primarily due to a reduction in consulting fees offset by an increase in laboratory electro-optic device prototype, development and testing expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype electro-optic device development and processing work; material testing; fees; costs; and related operating expenses.

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

Consulting expenses decreased $210,448 from $210,448 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009.  Wages and salaries decreased $40,115 from $1,051,558 for the year ended December 31, 2008 to $1,011,443 for the year ended December 31, 2009.

Laboratory material development, production and testing expense and electro-optic device development prototyping increased $166,668 from ($15,931) for the year ended December 31, 2008 to $150,737 for the year ended December 31, 2009.   The ($15,931) for the year ending December 31, 2008 was due to a ($35,145) adjustment in accounts payable in 2008.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, market research, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $1,406,156 to $1,414,242 for the year ended December 31, 2009 compared to $2,820,398 for the year ended December 31, 2008. This decrease is primarily due to warrant agreements for consulting services during the year ending December 31 2008 valued at $976,193.  There were also decreases in management fees, executive compensation, legal fees and market research fees, which were offset by an increase in accounting fees and travel expenditures.

Management fees decreased $376,007 to $55,330 from $431,337 for the year ended December 31, 2008 since the Company decided not to renew its management contract on February 28, 2009.

Executive compensation decreased $181,084 to $702,733 from $883,817 mostly due to the stock award issued in 2008 to the Chief Executive Officer.

Legal fees decreased $73,970 to $101,438 for the year ended December 31, 2009 compared to $175,408 for the year ended December 31, 2008.

Market research fees were $2,790 and $75,519 for the years ended December 31, 2009 and 2008.

Accounting including administrative fees increased $47,207 to $132,765 from $85,558 since the operations for the year ended December 31, 2009 included fees associated with startup, preparation of the 2008 Form 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Included in results of operations for the year ended December 31, 2009 is amortization of warrants of $177,883 for accounting and administrative services.

Travel expenses increased $26,356 to $59,060 in 2009 compared to $32,704 in 2008.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production, management, sales and marketing of our products and services.

Net Loss

Net loss was $2,721,871 and $4,340,607 for the year ended December 31, 2009 and 2008, respectively, for a decrease of $1,618,736, primarily resulting from the reduction in management fees and consulting expense in the year ended December 31, 2009.

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

As of December 31, 2009, there was $1,603,189 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2011.

Liquidity and Capital Resources

During 2009, net cash used in operating activities was $1,107,975 and net cash used in investing activities was $108,132, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities during 2009 was $1,587,872.  At December 31, 2009, our cash and cash equivalents totaled $459,989, our assets totaled $878,664, our liabilities totaled $131,676, and we had stockholders’ equity of $746,988.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $1,500,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during the latter portion of 2010.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through August 2010, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase during 2010 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2009

Net cash used in operating activities was $1,107,975 for the year ended December 31, 2009, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $55,330 in deferred charges, $177,881 in warrants issued for services, $1,009,051 in options issued for services, $128,000 in common stock issued for services, $132,058 in purchase right agreement amortization, $37,500 in amortization of prepaid expenses, ($3,675) in prepaid expenses, and $60,779 in accounts payable and accrued expenses.

Net cash used by investing activities was $108,132 for the year ended December 31, 2009, consisting of the purchase of intangibles (patents) for $48,799 and for the purchase of equipment in the amount of $59,333.

Net cash provided by financing activities was $1,587,872 for the year ended December 31, 2009 and consisted of $855,000 proceeds from common stock and $675,234 proceeds from the exercise of warrants, $45,138 from the exercise of purchase right agreements and $12,500 of proceeds from subscription receivable.

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

Not Applicable

Item 9A.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.

Other Information

Not Applicable

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term/Period Served

James S. Marcelli	62	Director, Chief Executive Officer, President	1 yr./Since 2008
Frederick J. Goetz, Jr.	34	Director, Chief Science Officer	1 yr./Since 2004
David F. Eaton	63	Chief Technology Officer
Andrew J. Ashton	33	Director, Senior Vice President, Treasurer, Secretary	1 yr./Since 2004
Terry Turpin	67	Optical Computing Guru(1)	Since March 2008
Philips W. Smith	72	Non-Executive Chair Of The Board Of Directors	1 yr./Since 2010
Ross Fasick	77	Director	1 yr./Since 2008
William C. Pickett, III	66	Director	1 yr./Since 2008
Thomas E. Zelibor	55	Director	1 yr./Since 2008

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

Dr. Philips W. Smith. Dr. Smith has served as Non-Executive Chair of the Board of Directors of our Company since January 2010. Dr. Smith is the father of Thomas P. Smith, who in January 2010, resigned as board member. In 2001, Dr. Smith brought TASER International, Inc. public through an IPO and most recently served as Chairman of TASER International, Inc. (NasdaqGS: TASR) until his retirement from that position in December 2004. Dr. Smith subsequently resigned his TASER board seat in October

2006.  Since then, Dr. Smith has been actively involved as an investor in start-up companies. Dr. Smith’s educational experience includes a B.S. from West Point, an M.B.A. from Michigan State University and a PhD from St. Louis University.

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

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as a director of our Company since July 2008. RADM Zelibor has over twenty years of strategic planning and senior leadership experience. Currently, RADM Zelibor serves as the Chief Executive Officer and President of Flatirons Solutions Corp. a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Previously, from July 2006 RADM Zelibor, served as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development. Prior to that time,, RADM Zelibor served in a number of positions, including as Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command.

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

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
James S. Marcelli CEO, President Director(1)	2009 2008	174,000 73,100	14,500 0	0 360,000	516,233 215,555	0 0	0 0	7,200 9,350	711,933 658,005
Harold R. Bennett Director CEO(2)	2008	100,000	0	0	48,738	0	0	0	148,738
Frederick J. Goetz, Jr., Chief Science Officer, Director(3)	2009 2008	96,000 96,000	0 0	0 0	13,206 0	0 0	0 0	0 0	109,206 96,000
Andrew J. Ashton, Treasurer, Sr. VP, Secretary Director(4)	2009 2008	96,000 96,000	0 0	0 0	13,206 0	0 0	0 0	0 0	109,206 96,000
David F. Eaton, Chief Technology officer (5)	2009 2008	48,250 26,400	0 0	58,000 0	99,617 99,889	0 0	0 0	13,206 31,444	219,073 157,733

(1)

Mr. Marcelli was appointed to serve as our Chief Executive Officer in August 2008. Pursuant to his employment agreement, Mr. Marcelli receives a salary of $14,500 per month, a $600 per month offsite car allowance, 200,000 shares of restricted stock in 2008, and an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. In 2009 Mr. Marcelli received a bonus of $14,500 and the right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.  Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options.

 (2)

Mr. Bennett served as our Chief Executive Officer from March 2007 to August 2008. Mr. Bennett received $12,000 per month for his services as the Company’s chief executive officer. On April 17, 2007, Mr. Bennett received a warrant to purchase up to 300,000 shares of common stock at a purchase price of $0.25 per share. The values described in column (f) reflect vested Options.

(3)

Mr. Goetz receives an annual salary of $96,000. In January 2009 Mr. Goetz received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(4)

Mr. Ashton receives an annual salary of $96,000.  In January 2009, Mr. Ashton received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(5)

Dr. Eaton was named as our Chief Technology Officer on January 1, 2008 pursuant to an employment agreement dated January 1, 2008 whereby Dr. Eaton received $400 per day, which was increased to $500 per day on November 1, 2008. Additionally, on February 5, 2008, Dr. Eaton was awarded an option to purchase up to 501,000 shares of common stock at an exercise price of $.72 per share. In January 2009 Dr. Eaton received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share and 100,000 shares of restricted stock.  The values described in column (f) and (i) reflect vested options and warrants.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2009, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number Of Shares Or Units Of Stock That Have Not Vested (#) (g)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($) (j)
James S. Marcelli CEO, President Director(1)	437,500	612,500	---	1.75	07/31/2013	---	---	---	---
Frederick J. Goetz, Jr., Chief Science Officer, Director	---	---	---	---	---	---	---	---	---
Andrew J. Ashton, Treasurer, Sr. VP, Secretary Director	---	---	---	---	---	---	---	---	---
David F. Eaton, Chief Technology Officer	334,000 150,000	167,000 ---	---	0.72 0.25	11/17/2012 04/17/2010	---	---	---	---

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2009 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ross Fasick (1)	--	--	75,386	--	--	13,206	88,592
William C. Pickett, III (2)	--	--	43,470	--	--	13,206	56,676
Thomas P. Smith (3)	--	--	61,346	--	--	13,206	74,552
Thomas E. Zelibor (4)	--	--	71,579	--	--	13,206	84,785

(1)

On July 21, 2008, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 21, 2009. On August 29, 2008, Mr. Fasick received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  In January 2009, Mr. Fasick received a 22 day right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(2)

On January 8, 2008, Mr. Picket received an option to purchase up to 100,000 shares of company stock at an exercise price of $.72 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on January 8, 2009. On August 29, 2008, Mr. Picket received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 137,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008. Mr. Picket was awarded 250,000 options instead of 150,000 options on August 29, 2008 in recognition of the additional assistance he provided to the Company during his initial tenure as a director.  In January 2009, Mr. Pcket received a 22 day right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(3)

On November 6, 2008 Mr. Smith received an option to purchase up to 250,000 shares of company stock at an exercise price of $.65 that vest pursuant to the following schedule: 62,500 options vested immediately; and the remaining options vest in 3 equal annual installments of 62,500 options per year commencing on November 6, 2009.  In January 2009, Mr. Smith received a 22 day right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(4)

On July 11, 2008, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 11, 2009. On August 29, 2008, Mr. Zelibor received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vested immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  In January 2009, Mr. Zelibor received a 22 day right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 9, 2010, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership(3)		% of Class Owned (5)
Frederick J. Goetz, Jr. (2)	3,371,667		8.19%
Frederick J. Goetz (2)	6,496,667	(4)	15.79%
Mary Goetz (2)	6,496,667	(4)	15.79%
Andrew J. Ashton	2,981,667		7.25%

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

(4)

Consists of (i) 3,365,000 shares of common stock owned by Frederick J. Goetz; and (ii) 3,131,667 shares of common stock owned by Mary Goetz. Each of Frederick J. Goetz and Mary Goetz disclaim any beneficial ownership of their spouse’s shares of common stock.

(5)

Based on 41,139,542 shares of common stock outstanding on April 9, 2009. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of April 9, 2010, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)
James S. Marcelli Director, Chief Executive Officer, President	852,500	(5)	2.07%
Frederick J. Goetz, Jr. Director, Chief Science Officer	3,371,667		8.19%
Andrew J. Ashton Director, Executive Vice President, Treasurer Secretary	2,981,667		7.25%
David F. Eaton, Chief Technology officer	667,500	(6)	1.62%
Ross Fasick Director	489,000	(7)	1.19%
William C. Pickett, III Director	270,550	(8)	*
Philips W. Smith Non-Executive Chair Of The Board Of Directors	162,500	(9)	*
Thomas E. Zelibor Director	165,000	(10)	*
Directors and Officers as a Group (8 Persons)	8,960,384		21.78%

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

(3)

Based on 41,139,542 shares of common stock outstanding on April 9, 2009. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 240,000 shares of common stock and an option to purchase up to 612,500 shares of common stock exercisable within 60 days from the date hereof.

(6)

Consists of 100,000 shares of common stock; an option to purchase up to 417,500 shares of common stock exercisable within 60 days from the date hereof; and a warrant to  purchase up to 150,000 shares of common stock exercisable within 60 days from the date hereof.

(7)

Consists of 279,000 shares of common stock; an option to purchase up to 125,000 shares of common stock exercisable within 60 days from the date hereof; and a warrant to  purchase up to 85,000 shares of common stock exercisable within 60 days from the date hereof.

(8)

Consists of 20,550 shares of common stock; and an option to purchase up to 250,000 shares of common stock exercisable within 60 days from the date hereof.

(9)

Consists of a warrant to purchase up to 162,500 shares of common stock exercisable within 60 days from the date hereof.

(10)

Consists of 40,000 shares of common stock; and an option to purchase up to 125,000 shares of common stock exercisable within 60 days from the date hereof.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

On January 8, 2009, Thomas P. Smith resigned as a member of the registrant’s board of directors, and on January 8, 2009, the registrant’s board of directors invited Mr. Philips W. Smith to be appointed as a member of the registrant’s board of directors and as the registrant’s full-time non-executive chair of the board of directors, and on January 13, 2010, Mr. Smith accepted the invitation to be appointed to those positions with the registrant. Mr. Philips W. Smith is the father of then board member Thomas P. Smith. In exchange for serving as a member of the registrant’s board of directors and as non-executive chair of the board of directors, Mr. Smith received as compensation a warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $1.51 per share for a period of up to five years.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2009 and 2008 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2009 was $45,450; and for the year ended December 31, 2008 was $43,000.

Audit-Related Fees.

Fees billed for the year ended December 31, 2009 for assurance and related services by Morison Cogen, LLP was $1,500 that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above and no fees were billed for the years ended December 31, 2008.

Tax Fees.

Fees billed for the year ended December 31, 2009 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2008 was $6,000.

All Other Fees.

No fees were billed for the fiscal years ended December 31, 2009 and 2008 for products and services provided by Morison Cogen, LLP other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies.

The Company's audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company's audit committee.

None of the hours expended on Morison Cogen, LLP 's engagement to audit the Company's financial statements for the years ended December 31, 2009 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.

Exhibits And Financial Statement Schedules

(a)

The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

The following exhibits are filed as part of this report.

3(i).1	Articles of Incorporation (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
3(i).2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
3(ii).1	Bylaws (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.1	Employment Agreement - Frederick J. Goetz, Jr. (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.2	Employment Agreement – Andrew J. Ashton (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.3	Employment Agreement – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed August 5, 2008).
10.4	Employment Agreement – David F. Eaton (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.5	Employment Agreement – Terry Turpin (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.6	Employee Agreement – Philips W. Smith (incorporated by reference to the Company’s Form 8-K filed January 13, 2010).
10.7	Director Agreement – William C. Pickett, III (incorporated by reference to the Company’s Form 8-K filed March 26, 2008).
10.8	Director Agreement – Ross Fasick (incorporated by reference to the Company’s Form 8-K filed July 22, 2008).
10.9	Director Agreement – Thomas E. Zelibor (incorporated by reference to the Company’s Form 8-K filed July 14, 2008).
10.10	Photon-X, LLC Memorandum of Understanding (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.11	Triple Play Communications Corporation Agreement (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.12	2007 Employee Stock Plan (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company (included herein).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company (included herein).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company (included herein).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company (included herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer, President and Director

Date: April 15, 2010

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

James S. Marcelli

Chief Executive Officer,

April 15, 2010

Director

Frederick J. Goetz, Jr.

Chief Science Officer, Director

April 15, 2010

Andrew J. Ashton

Senior Vice President,

April 15, 2010

Treasurer, Secretary,

Director

Philips W. Smith

Non-Executive Chair of

The Board of Directors

April 15, 2010

Ross Fasick

Director

April 15, 2010

William C. Pickett, III

Director

April 15, 2010

Thomas E. Zelibor

Director

April 15, 2010

Appendix A

Financial Statements.

The following Audited Financial Statements are filed as part of this Form 10-K Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF COMPREHENSIVE LOSS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF COMPREHENSIVE LOSS	F-4

STATEMENT OF STOCKHOLDERS’ EQUITY	F-5 – F-8

STATEMENTS OF CASH FLOWS	F-9 – F-10

NOTES TO FINANCIAL STATEMENTS	F-11 – F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Wilmington, Delaware

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2009 and 2008 and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2009 and 2008 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2009. As discussed in Note 2 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

April 15, 2010

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$459,989	$88,225
Prepaid expenses	53,373	12,198
	513,362	100,423

PROPERTY AND EQUIPMENT - NET	104,087	61,726

OTHER ASSETS
Intangible assets	261,215	212,416

TOTAL ASSETS	$878,664	$374,565

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$70,730	$62,650
Accounts payable - related party	12,121	7,172
Accrued expenses	48,825	98,205

TOTAL LIABILITIES	131,676	168,027

CONTINGENCY	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
41,166,542 and 35,911,156 issued and outstanding at
December 31, 2009 and December 31, 2008	41,167	35,911
Additional paid-in-capital	17,385,295	14,196,060
Deferred charges	-	(55,330)
Accumulated deficit	(15,827)	(15,827)
Receivable for issuance of common stock	-	(12,500)
Deficit accumulated during development stage	(16,663,647)	(13,941,776)

TOTAL STOCKHOLDERS' EQUITY	746,988	206,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$878,664	$374,565

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE YEARS ENDING

DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2009	December 31, 2008

NET SALES	$-	$-	$-

COST AND EXPENSE
Research and development	6,592,214	1,306,642	1,421,955
General and administrative	10,024,963	1,414,242	2,820,398
	16,617,177	2,720,884	4,242,353

LOSS FROM OPERATIONS	(16,617,177)	(2,720,884)	(4,242,353)

OTHER INCOME (EXPENSE)
Interest income	29,927	493	11,409
Dividend income	1,551	-	24
Realized gain (loss) on investment	3,911	-	(59,276)
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	(47,500)
Interest expense	(34,996)	(1,480)	(2,911)

NET LOSS	$(16,663,647)	$(2,721,871)	$(4,340,607)

Basic and Diluted Loss per Share		$(0.07)	$(0.12)

Basic and Diluted Weighted Average Number of Shares		39,431,766	34,726,411

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF COMPREHENSIVE LOSS FOR YEARS ENDING

DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2009	December 31, 2008

NET LOSS	$(16,663,647)	$(2,721,871)	$(4,340,607)

OTHER COMPREHENSIVE INCOME (LOSS)
Realized loss reclassification	-		58,610

COMPREHENSIVE LOSS	$(16,663,647)	$(2,721,871)	$(4,281,997)

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE)

TO DECEMBER 31, 2009

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

DECEMBER 31, 2009 (CONTINUED)

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

DECEMBER 31, 2009 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2009 (CONTINUED)

				Receivable for			Deficit Accumulated
	Number of	Common	Paid-in	Issuance of	Deferred	Accumulated	During
	Shares	Stock	Capital	Common Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$(15,827)	$(13,941,776)	$206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645					355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT DECEMBER 31, 2009	41,166,542	$41,167	$17,385,295	$-	$-	$(15,827)	$(16,663,647)	$746,988

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,663,647)	$(2,721,871)	$(4,340,607)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	55,330	443,732
Amortization of prepaid expenses	37,500	37,500	-
Warrants issued for services	2,240,317	177,881	1,228,474
Stock options issued for services	2,838,212	1,009,051	963,774
Common stock issued for services	1,093,292	128,000	435,000
Purchase right agreement amortization	132,058	132,058	-
Depreciation	77,867	16,972	15,757
Realized (gain) loss on investments	(3,911)	-	59,276
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	1,244
Prepaid expenses	(15,873)	(3,675)	(4,904)
Increase (decrease) in liabilities
Accounts payable	203,646	53,081	(40,775)
Accounts payable - related party	12,121	4,949	7,172
Accrued expenses	35,439	2,749	(16,460)

Net cash used in operating activities	(5,651,621)	(1,107,975)	(1,248,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(261,215)	(48,799)	(37,995)
Proceeds from sale of available for sale securities	203,911	-	28,524
Proceeds from receipt of note receivable	100,000	-	100,000
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(144,704)	(59,333)	(10,207)

Net cash (used in) provided by investing activities	(302,008)	(108,132)	80,322

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,995,524	855,000	414,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	1,038,004	675,234	362,770
Issuance of common stock, exercise of purchase right agreement	45,138	45,138	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	12,500	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	6,408,261	1,587,872	776,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	454,631	371,764	(391,226)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	88,225	479,451

CASH AND CASH EQUIVALENTS - END OF PERIOD	$459,989	$459,989	$88,225

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2009 AND 2008 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2009

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2009	December 31, 2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$22,387	$1,480	$2,911

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-

Warrants issued in exchange for deferred charges	$1,581,056	$-	$332,000

Common stock issued as settlement for accounts payable	$74,708	$45,000	$-

Realized loss reclassification	$-	$-	$58,610

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$10,000	$10,000	$12,500

Contribution of officer accrued payroll	$52,129	$52,129	$-

Common stock issued for prepaid expense	$75,000	$75,000	$-

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Development Stage

PSI-TEC was incorporated in 1995 under the laws of the State of Delaware.  PSI-TEC primarily conducted research for the United States Government under a contract, which expired in 2003.  Beginning January 1, 2004, PSI-TEC was engaged in the development of electro-optic polymers for application in the electro-optic device markets.  PSI-TEC is considered a development stage company as defined in FASB ASC 915 “Development Stage Entities” from the inception of the development stage on January 1, 2004.

Merger

On July 14, 2004, the Company acquired PSI-TEC.  Under the terms of the merger agreement, the stockholders of PSI-TEC received 15,600,000 shares of common stock in exchange for its 2,206,280 shares.  Following the merger, the Company changed its name to PSI-TEC Holdings, Inc.  Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by PSI-TEC Holdings, Inc. for the net monetary assets of PSI-TEC, accompanied by a recapitalization, and is accounted for as a change of capital structure.  Accordingly, the accounting for the share exchange was identical to that resulting from a reverse acquisition, except no goodwill was recorded.  Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the legal acquirer, PSI-TEC Holdings, Inc., are those of the legal acquiree, PSI-TEC, which is considered to be the accounting acquirer.  On October 20, 2006, PSI-TEC Holdings, Inc. and PSI-TEC merged and changed its name to Third-Order Nanotechnologies, Inc.  On March 10, 2008, Third-Order Nanotechnologies, Inc. changed its name to Lightwave Logic, Inc.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2009, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage of $250,000.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Income Taxes

The Company follows FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2009 and 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recoverability of Long Lived Assets

The Company follows FASB ASC 360 “Property, Plant, and Equipment”.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Reclassifications

Certain reclassifications were made to the 2008 financial statements in order to conform to the 2009 financial statement presentation.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, adoption of this standard did not have any effect on the Company's financial reporting.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements (Continued)

In May 2009, the FASB issued FASB ASC 855-10 which is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard changes the referencing of financial standards.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (“ASU”) through No. 2009-12.  None of the ASU’s have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company is in the development stage at December 31, 2009.  With the $451,783 of proceeds from exercise of warrants that were exercised in April, 2010, there should be necessary funds to maintain its operations through the middle of September 2010.  The Company has developed and completed one of its two prototype modulator concepts in October 2009 and reported successful electrical and optical performance testing of the prototype.  The Company continues to develop and test its next generation Electro-Optic material platform and cultivate potential customers and strategic partners.  Management believes the Company’s business model is attractive enough to investors to raise necessary capital.  The successful completion of the Company’s prototypes could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 3 – DEFERRED CHARGES

Deferred charges represent the unamortized fair value of the issuance of common stock and warrants for future services to non-employees which was accounted for in accordance with FASB ASC 505.50, as follows with the deferred charge fully amortized at December 31, 2009:

	December 31, 2009	December 31, 2008

Common stock	$2,811,400	$2,811,400
Warrants	1,581,056	1,581,056
	4,392,456	4,392,456
Less: Accumulated Amortization	4,392,456	4,337,126
	-	55,330
Less: Amount reflected as a contra-equity
account for management
consulting services provided by
related party	-	55,330

	$-	$-

NOTE 4 – EQUIPMENT

Equipment consists of the following:

	December 31, 2009	December 31, 2008

Office equipment	$10,768	$7,727
Lab equipment	138,397	82,105
	149,165	89,832
Less: Accumulated depreciation	45,078	28,106

	$104,087	$61,726

Depreciation expense for the years ending December 31, 2009 and 2008 was $16,972 and $15,757.

NOTE 5 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 6 – COMMITMENTS

The Company is obligated under an operating lease for laboratory space expiring June 30, 2010.

Aggregate minimum future lease payments are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2009	$4,560

Rent expense approximating $8,823 and $8,552 is included in research and development expenses for the years ended December 31, 2009 and 2008.

During the third quarter of 2009, the Company entered into an agreement with a firm to provide the Company prototype products and other testing and evaluation services.  At December 31, 2009 after paying a retainer deposit of $13,000 which the Company recorded as prepaid expenses, the Company has expensed $39,000 for services provided and has an obligation to pay the firm the remaining $13,000 as services are provided.

The Company entered into an agreement effective January 2010 for material development work for a total fee of $50,000, with $25,000 payable upon signing the agreement and the remaining $25,000 payable in six months.

NOTE 7 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.  The reconciliation of the statutory federal rate to the Company’s effective Income tax rate is as follows:

	2009		2008

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(925,000)	(34)	$(1,459,000)	(34)
State tax, net of federal tax effect	(245,000)	(9)	(386,000)	(9)
Non-deductible share-based compensation	72,000	3	249,000	3
Change in valuation allowance	1,098,000	40	1,596,000	40

	$-	-	$-	-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 7 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2009, and December 31, 2008 are as follows:

TEMPORARY:
	2009	2,008

Deferred tax asset for NOL carryforwards	$4,961,000	$4,241,000
Share-based compensation	1,664,000	1,272,000
Accrued expenses	17,000	31,000
Valuation allowance	(6,642,000)	(5,544,000)

	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $6,642,000 and $5,544,000. The change in the total valuation for the years ended December 31, 2009 and 2008 was an increase of $1,098,000 and $1,596,000.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $11,500,000, expiring through the year ending December 31, 2029.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

On January 1, 2007, the Company adopted FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.  The adoption of FASB ASC 740.10 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2009, the Company had no unrecognized tax benefits and no charge during 2009, and accordingly, the Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.  We do not have an accrual for uncertain tax positions as of December 31, 2009.

The Company files U.S. income tax returns and a state income tax return.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2005 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8 – STOCKHOLDERS’ EQUITY

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

During 2007, the Company issued 1,767,540 shares of common stock and warrants to purchase 883,770 shares of common stock for proceeds of $1,060,524 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offering, up to 20 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share.   During 2009 and 2008, 416,000 and 82,770 warrants were exercised, respectively.  For the year ending December 31, 2009, the remaining 385,000 outstanding warrants expired.

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. The warrant is still outstanding as of December 31, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $10,885 and $52,180. The warrant is still outstanding as of December 31, 2009.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. The warrant is still outstanding as of December 31, 2009.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2008 and 2007 is $31,444 and $52,946. The warrant is still outstanding as of December 31, 2009.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of December 31, 2009.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000.  As of December 31, 2009, warrants to purchase 47,200 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $12,487 and $1,159 in consulting expense during 2008 and 2007. The warrant is still outstanding as of December 31, 2009.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2008 and 2007 is $286,803 and $41,653.  For the year ending December 31, 2009 and 2008, the Company recognized $199,233 and $286,803 of expense.  The options are still outstanding as of December 31, 2009.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. For the year ending December 31, 2009 and 2008, the Company recognized $13,582 and $30,750 of expense.  The options are still outstanding as of December 31, 2009.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. As of December 31, 2009, warrants to purchase 299,167 shares of common stock are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value using Black-Scholes Option Pricing Formula, vesting immediately.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract.  For the year ending December 31, 2009 and 2008, the Company recognized $55,330 and $276,670 of management consulting expense. In January 2009, the warrant was fully exercised to purchase 400,000 shares of common stock for proceeds of $400.

During March 2008, the company issued 100,000 shares of common stock for legal services to a related party valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of December 31, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period.  For the year ending December 31, 2009 and 2008, the Company recognized $67,840 and $114,519 of expense. The options are still outstanding as of December 31, 2009.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period.  For the year ending December 31, 2009 and 2008, the Company recognized $623,246 and $525,263 of expense.  The options are still outstanding as of December 31, 2009.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  For the year ending December 31, 2009 and 2008, the Company recognized $61,346 and $6,439 of expense.  The options are still outstanding as of December 31, 2009.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $13,136 for the year ending December 31, 2009. The options are still outstanding as of December 31, 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  The Company recognized expense of $9,583 for the year ending December 31, 2009. The options are still outstanding as of December 31, 2009.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  For the year ending December 31, 2009, the Company recognized $177,883 of expense. The warrant is still outstanding as of December 31, 2009.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the year ending December 31, 2009. The warrant is still outstanding as of December 31, 2009.

During June 2009, the Company issued 145,000 shares of common stock for legal services to a related party valued at $50,000, to settle accounts payable for $35,000 and $15,000 for legal services.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 8– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued 116,000 shares of common stock for accounting services valued at $40,000, fair value.  The Company recognized $40,000 of accounting expense for the year ending December 31, 2009.

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The Company recognized $37,500 of investor relation expense for the year ending December 31, 2009.

NOTE 9 – STOCK BASED COMPENSATION

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

As of December 31, 2009, there was $1,603,189 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$-

Granted	680,000	$0.25 - $2.10	$0.99
Exercised	(300,000)	$ 0.25	$0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$0.68

Granted	1,425,000	$0.25 - $1.00	$0.70
Cancelled	(260,000)	$1.40 - $2.10	$(0.48)
Expired	(70,000)	$1.40 - $2.00	$(0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$0.83

Granted	5,768,971	$0.25 - $0.72	$0.48
Rescinded	(200,000)	$ 0.50	$0.50
Forfeited	(125,019)	$ 1.00	$1.00
Expired	(574,981)	$ 1.00	$1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$0.48

Granted	3,495,001	$0.001 - $1.75	$1.16
Expired	(115,000)	$ 0.50 - $2.00	$0.07
Forfeited	(750,000)	$ 0.72	$0.72
Exercised	(807,770)	$0.25 - $0.50	$0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$0.79

Granted	939,000	$0.25 - $0.45	$0.30
Expired	(1,204,451)	$0.25 - $1.00	$0.61
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$0.20

Outstanding, December 31, 2009	6,412,367	$0.25 - $1.75	$0.83

Exercisable, December 31, 2009	4,687,467	$0.25 - $1.75	$0.70

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2009	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	4,687,467	2.63 Years	$0.70

NOTE 10 – CONTINGENCY

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

The lawsuit was settled in May 2008 against all defendants by the Company making a payment of $47,500 to the plaintiff, reflected in other expenses on the statement of operations for the year ending December 31, 2008.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 11 – RELATED PARTY

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006.  In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000.  In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000.  This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $332,000, fair value.  For the year ending December 31, 2009 and 2008, the Company recognized $55,330 and $431,337 in management expense.  The unamortized expense is reflected as deferred charges in the equity section of the balance sheet as of December 31, 2008. The Company decided not to renew its management contract.  The contract was terminated on February 28, 2009.

At December 31, 2009 the Company has accrued officer salaries of $47,338.

NOTE 12 – SUBSEQUENT EVENTS

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $856,873, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.

In January 2010, with the resignation of one of the Company’s directors, the Company entered into a consulting agreement with this former director to perform professional consulting services.  As compensation for the services, the former director will retain all of the options to purchase Company common stock previously issued to him pursuant to the Company’s 2007 Employee Stock Plan while he was a member of the Company’s Board of Directors and the options shall be subject to all the same terms and conditions of the prior agreement.

Through April 15, 2010, warrants to purchase 930,833 shares of common stock were exercised with total proceeds of $451,783.