Form 10-Q
period 2010-03-31
Lightwave Logic, Inc.
filed 2010-05-17
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization) 121 Continental Drive Suite 110 Newark, DE (Address of principal executive offices)	82-049-7368 (I.R.S. Employer Identification No.) ____19713____ (Zip Code)
Registrant’s telephone number, including area code: (302) 356-2717

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

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2010 was 42,104,042.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79,466	$459,989
Prepaid expenses	59,204	53,373
	138,670	513,362

PROPERTY AND EQUIPMENT - NET	112,104	104,087

OTHER ASSETS
Intangible assets	276,456	261,215

TOTAL ASSETS	$527,230	$878,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$79,220	$70,730
Accounts payable - related party	7,541	12,121
Accrued expenses	51,452	48,825

CONTINGENCY

TOTAL LIABILITIES	138,213	131,676

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
41,166,542 and 41,166,542 issued and outstanding at
March 31, 2010 and December 31, 2009	41,167	41,167
Additional paid-in-capital	18,037,976	17,385,295
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(17,674,299)	(16,663,647)

TOTAL STOCKHOLDERS' EQUITY	389,017	746,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$527,230	$878,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING

MARCH 31, 2010 AND 2009 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2010

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2010	March 31, 2009

NET SALES	$-	$-	$-

COST AND EXPENSE
Research and development	6,871,707	279,493	449,717
General and administrative	10,756,176	731,213	307,267
	17,627,883	1,010,706	756,984

LOSS FROM OPERATIONS	(17,627,883)	(1,010,706)	(756,984)

OTHER INCOME (EXPENSE)
Interest income	30,047	120	-
Dividend income	1,551	-	-
Realized gain (loss) on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Interest expense	(35,062)	(66)	(414)

NET LOSS	$(17,674,299)	$(1,010,652)	$(757,398)

Basic and Diluted Loss per Share		$(0.03)	$(0.02)

Basic and Diluted Weighted Average Number of Shares		41,166,542	37,428,638

\

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2010

(UNAUDITED)

								Deficit
								Accumulated
								During
	Number of	Common	Paid-in	Subscription	Deferred	Unrealized Loss	Accumulated	Development
	Shares	Stock	Capital	Receivable	Charges	on Securities	Deficit	Stage	Total
ENDING BALANCE AT DECEMBER 31, 2003	100	$1	$-	$-	$-	$-	$(15,827)	$-	$(15,826)

Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	-	-	-	-	-	-

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	-	-	-	(15,827)	-	(15,826)
Common stock issued to founders	13,292,927	13,293	(13,293)	-	-	-	-	-	-
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	-	-	-	-	-	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	-	-	-	-	-	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	-	-	-	-	-	30,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	-	-	-	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	-	-	-	-	-	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	-	-	-	-	-	499,000
Subscription receivable	-	-	-	(6,500)	-	-	-	-	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	-	-	-	-	-	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	-	-	-	-	-	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	-	-	37,000	-	-	-	-	-	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	-	-	24,200	-	-	-	-	-	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	-	-	15,900	-	-	-	-	-	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	-	-	435,060	-	-	-	-	-	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	-	-	-	-	(584,000)	-	-	-	(584,000)
Amortization of deferred charges	-	-	-	-	265,455	-	-	-	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	-	(15,827)	(2,443,911)	831,878
Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	-	-	-	-	-	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	-	-	-	-	-	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	-	-	-	-	-	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	-	-	-	-	-	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	-	-	-	-	-	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	-	-	66,500	-	-	-	-	-	66,500
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	-	-	465,996	-	-	-	-	-	465,996
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	-	-	428,888	-	-	-	-	-	428,888
Contributed capital related to accrued interest	-	-	35,624	-	-	-	-	-	35,624
Subscription receivable	-	-	-	6,500	-	-	-	-	6,500
Amortization of deferred charges	-	-	-	-	318,545	-	-	-	318,545
Unrealzed gain (loss) on securities	-	-	-	-	-	(26,000)	-	-	(26,000)
Net loss for the year ending December 31, 2006	-	-	-	-	-		-	(2,933,809)	(2,933,809)
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2010 (CONTINUED)

(UNAUDITED)

								Deficit
				Receivable				Accumulated
				for Issuance				During
	Number of	Common	Paid-in	of Common	Deferred	Unrealized Loss	Accumulated	Development
	Shares	Stock	Capital	Stock	Charges	on Securities	Deficit	Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-	-	-	-	-	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealzed gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)
BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2010 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance			Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	(12,500)	$(55,330)	$(15,827)	$(13,941,776)	206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645					355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	(15,827)	(16,663,647)	746,988

Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	49,126	-	-	-	-	49,126
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	3,667	-	-	-	-	3,667
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	18,262	-	-	-	-	18,262
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	158,747	-	-	-	-	158,747
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	7,762	-	-	-	-	7,762
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	53,365	-	-	-	-	53,365
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			356,400					356,400
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	5,352	-	-	-	-	5,352
Net loss for the three months ending March 31, 2010	-	-	-	-	-	-	(1,010,652)	(1,010,652)

BALANCE AT MARCH 31, 2010 (UNAUDITED)	41,166,542	$41,167	$18,037,976	$-	$-	$(15,827)	$(17,674,299)	$389,017

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2010

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,674,299)	$(1,010,652)	$(757,398)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	55,330
Amortization of prepaid expenses	56,250	18,750	-
Warrants issued for services	2,655,434	415,117	-
Stock options issued for services	3,075,776	237,564	262,071
Common stock issued for services	1,093,292	-	73,000
Purchase right agreement amortization	132,058	-	132,058
Depreciation	85,183	7,316	3,026
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses	(40,454)	(24,581)	1,524
Increase (decrease) in liabilities
Accounts payable	212,136	8,490	(17,903)
Accounts payable - related party	7,541	(4,580)	(7,172)
Accrued expenses	38,066	2,627	(3,988)

Net cash used in operating activities	(6,001,570)	(349,949)	(259,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(276,456)	(15,241)	(1,185)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(160,037)	(15,333)	-

Net cash used in investing activities	(332,582)	(30,574)	(1,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,995,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	1,038,004	-	320,234
Issuance of common stock, exercise of purchase right agreement	45,138	-	35,138
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	12,500
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	6,408,261	-	367,872

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	74,108	(380,523)	107,235

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	459,989	88,225

CASH AND CASH EQUIVALENTS - END OF PERIOD	$79,466	$79,466	$195,460

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2010

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2010	March 31, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$22,453	$66	$414

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-
	`
Warrants issued in exchange for deferred charges	$1,581,056	$-	$-

Common stock issued as settlement for accounts payable	$74,708	$-	$10,000

Realized loss reclassification	$-	$-	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$10,000	$-	$10,000

Contribution of officer accrued payroll	$52,129	$-	$52,129

Common stock issued for prepaid expense	$75,000	$-	$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2009 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.   The interim operating results for the three months ending March 31, 2010 may not be indicative of operating results expected for the full year.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2010 and 2009, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

This standard is not currently applicable to the Company.

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

The Company is in the development stage at March 31, 2010.  With the $447,200 of proceeds from exercise of warrants and options that were exercised in April and May, 2010, there should be necessary funds to maintain its operations through the middle of September 2010.  The Company has developed three prototype modulator concepts of which one is completed and the successful electrical and optical performance testing was announced in March 2010.  The Company continues to develop and test its next generation Electro-Optic material platform (matrix) to support and cultivate potential customers and strategic partners. Management believes the Company’s first revenue will be in Application, non-recurring engineering and prototype charges for specialty electro-optical devices using our patent pending application specific electro-optic materials. Management believes the Company’s business model is attractive enough to investors to raise necessary capital. The successful completion of the Company’s prototypes could lead to adequate financing to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	March 31, 2010	December 31, 2009

Office equipment	$11,632	$10,768
Lab equipment	144,004	138,397
Furniture	3,494	-
Leasehold Improvements	5,368	-
	164,498	149,165
Less: Accumulated depreciation	52,394	45,078

	$112,104	$104,087

Depreciation expense for the three months ending March 31, 2010 and 2009 was $7,316 and $3,026.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2006 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. The warrant is still outstanding as of March 31, 2010.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting Chief Executive Officer for services rendered valued at $288,000, fair value.  The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $10,885 and $52,180. The warrants to purchase 100,000 shares of common stock are still outstanding as of March 31, 2010.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, a warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000.  The warrants to purchase 880,000 shares of common stock are still outstanding as of March 31, 2010.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2008 and 2007 is $31,444 and $52,946. The warrant is still outstanding as of March 31, 2010.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of March 31, 2010.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense. As of March 31, 2010, the warrant is still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $12,487 and $1,159 in consulting expense during 2008 and 2007. The warrant is still outstanding as of March 31, 2010.

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2009, 2008 and 2007 is $199,233, $286,803 and $41,653. For the three month ending March 31, 2010 and 2009, the Company recognized $49,126 and $49,126 of expense.  The options are still outstanding as of March 31, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $13,582 and $30,750. For the three month ending March 31, 2010 and 2009, the Company recognized $3,667 and $2,377 of expense.  The options are still outstanding as of   March 31, 2010.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. For the three month ending March 31, 2010, warrants to purchase 8,334 shares of common stock expired.  As of March 31, 2010, warrants to purchase 290,833 shares of common stock are still outstanding.

During March 2008, the Company issued a warrant to purchase 400,000 shares of common stock as an addendum to the original contract for management consulting services provided by a related party, valued at $332,000, fair value using Black-Scholes Option Pricing Formula, vesting immediately.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year beginning February 28, 2008, the term of the contract. For the year ending December 31, 2009 and 2008, the Company recognized $55,330 and $276,670 of management consulting expense. For the three month ending March 31, 2010 and 2009, the Company recognized $0 and $55,330 of management consulting expense.  In January 2009, the warrant was fully exercised to purchase 400,000 shares of common stock for proceeds of $400.

During March 2008, the company issued 100,000 shares of common stock for legal services to a related party valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of March 31, 2010.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $67,840 and $114,519. For the three month ending March 31, 2010 and 2009, the Company recognized $18,262 and $12,039 of expense. The options are still outstanding as of March 31, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $623,246 and $525,263.  For the three month ending March 31, 2010 and 2009, the Company recognized $158,748 and $138,180 of expense.  The options are still outstanding as of March 31, 2010.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2009 and 2008 is $61,346 and $6,439.  For the three month ending March 31, 2010 and 2009, the Company recognized $7,762 and $37,630 of expense.  The options are still outstanding as of March 31, 2010.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $13,136 during 2009.  For the three month ending March 31, 2010 and 2009, the Company recognized $0 and $13,136 of expense.  The options are still outstanding as of   March 31, 2010.

During January 2009, the Company issued 100,000 shares of common stock to an officer, under the 2007 Stock Option Plan, for services rendered valued at $58,000, fair value.

During January 2009, the Company issued 100,000 shares of common stock for legal services to a related party valued at $25,000, to settle accounts payable for $10,000 and $15,000 for legal services.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  The Company recognized expense of $9,583 during 2009.  For the three month ending March 31, 2010 and 2009, the Company recognized $0 and $9,583 of expense.  The options are still outstanding as of March 31, 2010.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The consulting expense recognized during 2009 is $177,883.  For the three month ending March 31, 2010 and 2009, the Company recognized $53,365 and $0 of expense. The warrant is still outstanding as of March 31, 2010.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the year ending December 31, 2009. For the three month ending March 31, 2010 and 2009, the Company recognized $0 and $0 of expense. The warrant is still outstanding as of March 31, 2010.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The Company recognized $37,500 of investor relation expense for the year ending December 31, 2009.  For the three month ending March 31, 2010 and 2009, the Company recognized $18,750 and $0 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  For the three month ending March 31, 2010, the Company recognized $356,400 of expense. The warrant is still outstanding as of March 31, 2010.

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  For the three month ending March 31, 2010, the Company recognized $5,352 of expense. The warrant is still outstanding as of March 31, 2010.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010 and 2009: no dividend yield in both years, expected volatility between 130% and 134% in 2010 and between 127% and 129% in 2009, risk-free interest rate between 1.69% and 2.57% in 2010 and between 0.03% and 1.89% in 2009 and expected option life of three to five years in 2010 and one month to five years in 2009.

As of March 31, 2010, there was $2,417,554 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2013.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$0.25 - $2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$ 0.68

Granted	1,425,000	$0.25 - $1.00	$ 0.70
Cancelled	(260,000)	$1.40 - $2.10	$ (0.48)
Expired	(70,000)	$1.40 - $2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$ 0.83

Granted	5,768,971	$0.25 - $0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$ 0.48

Granted	3,495,001	$0.001 - $1.75	$ 1.16
Expired	(115,000)	$0.50 - $2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$0.25 - $0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$ 0.79

Granted	939,000	$0.25 - $0.45	$ 0.30
Expired	(1,204,451)	$0.25 - $1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$0.25 - $1.75	$ 0.83

Granted	800,000	$0.25 - $1.51	$ 1.27
Expired	(8,334)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, March 31, 2010	7,204,033	$0.25 - $1.75	$ 0.88

Exercisable, March 31, 2010	5,257,233	$0.25 - $1.75	$ 0.73

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2010	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	5,257,233	2.62 Years	$ 0.73

NOTE 8 – CONTINGENCY

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

NOTE 9 – RELATED PARTY

Under the management agreement dated August 1, 2005, the related party was issued 200,000 shares of common stock with a fair value of $584,000 which was amortized over the term of the agreement (one year), which expired in 2006.  In February 2007, the Company entered into a contract with the related party and issued 1,000,000 shares of common stock with a fair value of $580,000.  In addition, the Company issued a warrant to purchase 500,000 shares of its common stock with a fair value of $348,000.  This contract was renewed in March 2008 and the Company issued a warrant to purchase 400,000 shares of its common stock in exchange for management services for one year, valued at $332,000, fair value.  For the three month period ending March 31, 2010 and 2009, the Company recognized $0 and $55,330 in management expense.  The Company decided not to renew its management contract.  The contract was terminated on February 28, 2009.

At March 31, 2010 the Company has accrued officer salaries of $46,588.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

NOTE 10 – SUBSEQUENT EVENTS

Through May 17, 2010, warrants and options to purchase 937,500 shares of common stock were exercised with total proceeds of $447,200.

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

We are a developmental stage company that has developed and continues to develop Application Specific Electro-Optic Polymers (ASEOP) which has high electro-optic activity and are thermally and photo-chemically stable, which we believe could have a broad range of applications in the electro-optic device market. We engineer our proprietary electro-optic plastics at the molecular level for superior performance, stability, cost-efficiency and ease of processability.  We expect our electro-optic plastics to broadly replace more expensive, lower-performance materials that are currently used in fiber-optic ground, wireless and satellite communication networks.

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

During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of existing warrant holder’s warrants. During April 2010 we obtained proceeds of $451,783 from the exercise of existing warrant holder’s warrants.

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

Results of Operations

Comparison of three months ended March 31, 2010 to three months ended March 31, 2009

Revenues

We had no revenues during the three months ended March 31, 2010 and 2009 since we are a development stage company that has yet to commence revenue creating operations.

Operating Expenses

Our operating expenses were $1,010,706 and $756,984 for the three months ended March 31, 2010 and 2009, respectively, for an increase of $253,722. This increase in operating expenses was due primarily to amortization of warrants of as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, increases in laboratory electro-optic device prototype, development and testing expenses and investor relations fees offset by a decrease in management fees and decreases in research and development stock compensation and awards.

Included in our operating expenses for the three months ended March 31, 2010 was $279,493 for research and development expenses compared to $449,717 for the three months ended March 31, 2009, for a decrease of $170,224. This is primarily due to a reduction in stock compensation and stock option amortization offset by an increase in laboratory electro-optic device prototype, development and testing expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype electro-optic device development and processing work; material testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of continued development to support commercialization of our electro-optic materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; and incurring related operating expenses.

Stock compensation and stock option amortization decreased $214,565 from $325,332 for the three months ended March 31, 2009 to $110,767 for the three months ended March 31, 2010.  Wages and salaries increased $2,361 from $80,529 for the three months ended March 31, 2009 to $82,890 for the three months ended March 31, 2010.

Electro-optic device development and laboratory material testing expense increased $43,735 from $2,275 for the three months ended March 31, 2009 to $46,010 for the three months ended March 31, 2010.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $423,946 to $731,213 for the three months ended March 31, 2010 compared to $307,267 for the three months ended March 31, 2009. The increase is due primarily to amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, amortization of warrants for accounting and administrative services and an increase in investor relations fees offset by a decrease in management fees.

Stock compensation increased to $415,117 for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.  The stock compensation includes amortization of warrants of $356,400 as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors and amortization of warrants of $53,365 for accounting and administrative services.

Management fees decreased $55,330 to $0 for the three months ended March 31, 2010 compared to $55,330 for the three months ended March 31, 2009 since the Company decided not to renew its management contract on February 28, 2009.

Investor relations fees were $35,437 and $0 for the three months ended March 31, 2010 and 2009.  Wages and salaries were $170,297 for the three months ended March 31, 2010 and March 31, 2010.  Legal fees decreased $1,726 to $16,125 for the three months ended March 31, 2010 compared to $17,851 for the three months ended March 31, 2009.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $1,010,652 and $757,398 for the three months ended March 31, 2010 and 2009, respectively, for an increase of $253,254, primarily resulting from amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, increases in laboratory electro-optic device prototype, development and testing expenses and investor relations fees offset by a decrease in management fees and decreases in research and development stock compensation and awards.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2010, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2010, net cash used in operating activities was $349,949 and net cash used in investing activities was $30,574.  Net cash provided by financing activities for the three months ended March 31, 2010 was $0.  At three months ended March 31, 2010, our cash and cash equivalents totaled $79,466, our assets totaled $527,230, our liabilities totaled $138,213, and we had stockholders’ equity of $389,017.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through the middle of September 2010, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-

term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the three months ended March 31, 2010

Net cash used in operating activities was $349,949 for the three months ended March 31, 2010, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $652,681 in options and warrants issued for services, $18,750 in amortization of prepaid expenses, $7,316 in depreciation, ($24,281) in prepaid expenses and $6,537 in accounts payable and accrued expenses.

Net cash used by investing activities was $30,574 for the three months ended March 31, 2010, consisting of $15,241 in cost for intangibles and $15,333 in purchase of equipment, furniture and leasehold improvements.

Net cash provided by financing activities was $0 for the three months ended March 31, 2010.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

 Item 4T

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 30, 2010 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During March 2010, we issued to one accredited person a warrant to purchase up to 150,000 shares of our common stock at an exercise price of $0.25 per share in exchange for past and future consulting services. The warrant was valued at $279,045, fair value. This person was the only offeree in connection with this transaction. We relied on Section 4(2) of the Securities Act since the transaction did not involve any public offering.  No underwriters were utilized and no commissions or fees were paid with respect to the transaction.

Item 6

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

Date: May 17, 2010

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: May 17, 2010

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: May 17, 2010