Form 10-Q
period 2010-06-30
Lightwave Logic, Inc.
filed 2010-08-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	82-049-7368 (I.R.S. Employer Identification No.)
121 Continental Drive Suite 110 Newark, DE (Address of principal executive offices)	____19713____ (Zip Code)
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

The number of shares of the registrant’s Common Stock outstanding as of August 16, 2010 was 42,384,042.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL INFORMATION

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	3

STATEMENTS OF OPERATIONS	4

STATEMENTS OF STOCKHOLDERS’ EQUITY	5 - 7

STATEMENTS OF CASH FLOWS	8 -9

NOTES TO FINANCIAL STATEMENTS	10 - 26

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 166,425	$ 459,989
Accounts receivable	600
Prepaid expenses	5,277	53,373
	172,302	513,362

PROPERTY AND EQUIPMENT - NET	104,798	104,087

OTHER ASSETS
Intangible assets	287,929	261,215

TOTAL ASSETS	$ 565,029	$ 878,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 61,864	$ 70,730
Accounts payable - related party	19,308	12,121
Accrued expenses	54,141	48,825

CONTINGENCY

TOTAL LIABILITIES	135,313	131,676

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
42,229,042 and 41,166,542 issued and outstanding at
June 30, 2010 and December 31, 2009	42,230	41,167
Additional paid-in-capital	18,958,037	17,385,295
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(18,554,724)	(16,663,647)

TOTAL STOCKHOLDERS' EQUITY	429,716	746,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 565,029	$ 878,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2010 AND 2009 AND FOR THE

PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2010

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

NET SALES	$ 3,200	$ 3,200	$ -	$ 3,200	$ -

COST AND EXPENSE
Research and development	7,191,422	319,715	272,920	599,208	722,636
General and administrative	11,319,929	563,754	404,701	1,294,966	711,969
	18,511,351	883,469	677,621	1,894,174	1,434,605

LOSS FROM OPERATIONS	(18,508,151)	(880,269)	(677,621)	(1,890,974)	(1,434,605)

OTHER INCOME (EXPENSE)
Interest income	30,079	32	6	152	8
Dividend income	1,551	-	-	-	-
Realized gain (loss) on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Interest expense	(35,251)	(188)	(588)	(255)	(1,003)

NET LOSS	$ (18,554,724)	$ (880,425)	$ (678,203)	$ (1,891,077)	$ (1,435,600)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)	$ (0.05)	$ (0.04)

Basic and Diluted Weighted Average Number of Shares		42,012,174	38,341,509	41,589,358	37,876,736

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2010

(UNAUDITED)

								Deficit Accumulated
	Number of	Common	Paid-in	Subscription	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Receivable	Charges	on Securities	Deficit	Development Stage	Total

ENDING BALANCE AT DECEMBER 31, 2003	100	$ 1	$ -	$ -	$ -	$ -	$ (15,827)	$ -	$ (15,826)

Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	-	-	-	-	-	-

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	-	-	-	(15,827)	-	(15,826)

Common stock issued to founders	13,292,927	13,293	(13,293)	-	-	-	-	-	-
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	-	-	-	-	-	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	-	-	-	-	-	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	-	-	-	-	-	30,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	-	-	-	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	-	-	-	-	-	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	-	-	-	-	-	499,000
Subscription receivable	-	-	-	(6,500)	-	-	-	-	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	-	-	-	-	-	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	-	-	-	-	-	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	-	-	37,000	-	-	-	-	-	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	-	-	24,200	-	-	-	-	-	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	-	-	15,900	-	-	-	-	-	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	-	-	435,060	-	-	-	-	-	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	-	-	-	-	(584,000)	-	-	-	(584,000)
Amortization of deferred charges	-	-	-	-	265,455	-	-	-	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	-	(15,827)	(2,443,911)	831,878

Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	-	-	-	-	-	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	-	-	-	-	-	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	-	-	-	-	-	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	-	-	-	-	-	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	-	-	-	-	-	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	-	-	66,500	-	-	-	-	-	66,500
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	-	-	465,996	-	-	-	-	-	465,996
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	-	-	428,888	-	-	-	-	-	428,888
Contributed capital related to accrued interest	-	-	35,624	-	-	-	-	-	35,624
Subscription receivable	-	-	-	6,500	-	-	-	-	6,500
Amortization of deferred charges	-	-	-	-	318,545	-	-	-	318,545
Unrealized gain (loss) on securities	-	-	-	-	-	(26,000)	-	-	(26,000)
Net loss for the year ending December 31, 2006	-	-	-	-	-		-	(2,933,809)	(2,933,809)

BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$ 5,966,430	$ -	$ -	$ (26,000)	$ (15,827)	$ (5,377,720)	$ 574,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2010 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance				Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$ 5,966,430	$ -	$ -	$ (26,000)	$ (15,827)	$ (5,377,720)	$ 574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-		1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-	-	-	-	-	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)	$ (55,330)	$ -	$ (15,827)	$ (13,941,776)	$ 206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2010 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance			Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	(12,500)	$ (55,330)	$ (15,827)	$ (13,941,776)	$ 206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645					355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	(15,827)	(16,663,647)	746,988

Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	98,798	-	-	-	-	98,798
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	7,375	-	-	-	-	7,375
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	36,727	-	-	-	-	36,727
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	319,260	-	-	-	-	319,260
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	15,610	-	-	-	-	15,610
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	106,730	-	-	-	-	106,730
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			430,447					430,447
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	74,158	-	-	-	-	74,158
Exercise of warrants at $0.25/share	730,000	730	181,770					182,500
Exercise of options at $0.25/share	15,000	15	3,735					3,750
Exercise of warrants at $0.345/share	10,000	10	3,440					3,450
Exercise of warrants at $0.50/share	25,000	25	12,475					12,500
Exercise of warrants at $1.00/share	282,500	283	282,218					282,500
Net loss for the six months ending June 30, 2010	-	-	-	-	-	-	(1,891,077)	(1,891,077)

BALANCE AT JUNE 30, 2010 (UNAUDITED)	42,229,042	$ 42,230	$ 18,958,037	$ -	$ -	$ (15,827)	$ (18,554,724)	$ 429,716

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2010

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (18,554,724)	$ (1,891,077)	$ (1,435,600)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	55,330
Amortization of prepaid expenses	75,000	37,500	-
Warrants issued for services	2,851,652	611,335	71,151
Stock options issued for services	3,315,982	477,770	523,363
Common stock issued for services	1,093,292	-	128,000
Purchase right agreement amortization	132,058	-	132,058
Depreciation	92,489	14,622	6,348
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(31,061)	(600)	-
Prepaid expenses	(5,277)	10,596	6,867
Increase (decrease) in liabilities
Accounts payable	198,771	(4,875)	1,653
Accounts payable - related party	19,308	7,187	(7,172)
Accrued expenses	36,764	1,325	(3,988)

Net cash used in operating activities	(6,387,838)	(736,217)	(521,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(287,929)	(26,714)	(3,145)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000		-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(160,037)	(15,333)	-

Net cash used in investing activities	(344,055)	(42,047)	(3,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,995,524	-	855,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,522,704	484,700	320,234
Issuance of common stock, exercise of purchase right agreement	45,138	-	45,138
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	12,500
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	6,892,961	484,700	1,232,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161,067	(293,564)	707,737

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	459,989	88,225

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 166,425	$ 166,425	$ 795,962

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

JUNE 30, 2010

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2010	June 30, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 22,575	$ 188	$ 588

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ 45,000

Increase/(Decrease) in fair value of investment securities	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 10,000	$ -	$ 10,000

Contribution of officer accrued payroll	$ 52,129	$ -	$ 52,129

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2009 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.   The interim operating results for the three and six months ending June 30, 2010 may not be indicative of operating results expected for the full year.

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

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements (Continued)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented.   (ASU) No. 2009-13 on ASC 605 is currently not applicable to the Company.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above.  ASU No. 2009-14 on ASC 985 is currently not applicable to the Company.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

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

The Company is in the development stage at June 30, 2010.  Currently, the Company expects to have sufficient funds to maintain its operations through the middle of October 2010. The Company recently commenced a $1,500,000 private offering of its equity securities; and if fully subscribed, the new capital, along with the exercise of existing outstanding warrants, should supply the Company with the necessary funds to maintain its operations through October 2011. Management believes the Company’s business model is attractive enough to investors to raise necessary capital to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. The Company continues to develop and test its next generation Electro-Optic material platform (matrix) to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic material is in evaluation with potential customers. Management believes the Company’s first product revenue will be in Application, non-recurring engineering and prototype charges for specialty electro-optical materials and devices using our patent pending application specific electro-optic materials.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	June 30, 2010	December 31, 2009

Office equipment	$ 11,633	$ 10,768
Lab equipment	144,004	138,397
Furniture	3,494	-
Leasehold Improvements	5,368	-
	164,499	149,165
Less: Accumulated depreciation	59,701	45,078

	$ 104,798	$ 104,087

Depreciation expense for the six months ending June 30, 2010 and 2009 was $14,623 and $6,348.  Depreciation expense for the three months ending June 30, 2010 and 2009 was $7,306 and $3,321.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2006 and thereafter are subject to examination by the relevant taxing authorities.

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

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009

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

In June 2006, in conjunction with an addendum to an existing consulting contract effective December 2005, the Company issued Stock Purchase Warrants to purchase 300,000 shares of common stock at an exercise price of $0.25 per share.  The warrants expired in June 2008 and were exercisable immediately. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 186%, risk-free interest rate of 4.41% and expected life of option of two years.  The fair market value of the warrants was $465,996.  During 2007 and 2006, the Company recognized consulting expense of $330,948 and $135,048 in conjunction with this agreement.  The contract was cancelled during 2007.  The 300,000 warrants were fully exercised on March 12, 2008 for proceeds of $75,000.

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

JUNE 30, 2010 AND 2009

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2007 and 2008 is $773,333 and $154,667.  This contract was renewed in March, 2008. The warrant is still outstanding as of June 30, 2010.

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

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, the Company issued 400,000 shares of common stock under the 2007 Stock Option Plan to the acting Chief Executive Officer for services rendered valued at $288,000, fair value.  The Company recognized $288,000 in consulting expense during 2007.

During March 2007, the Company issued a warrant to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $63,065 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $10,885 and $52,180.  In April 2010, the warrant was exercised to purchase 100,000 shares of common stock for proceeds of $25,000.

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.  The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of June 30, 2010.

During May 2007, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share.  The warrant was valued at $84,390 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract associated with the consulting services, which is one year. The consulting expense recognized during 2008 and 2007 is $31,444 and $52,946. In April 2010, the warrant was exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of June 30, 2010.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense.  As of June 30, 2010, the warrant is still outstanding.

During December 2007, the Company issued a warrant to purchase 25,000 shares of common stock at a purchase price of $0.50 per share for accounting services rendered.  The warrant was valued at $13,646 using the Black-Scholes Option Pricing Formula and expensed over the life of the contract, which is one year. The Company recognized $12,487 and $1,159 in consulting expense during 2008 and 2007. In June 2010, the warrant was exercised to purchase 25,000 shares of common stock for proceeds of $12,500.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2009, 2008 and 2007 is $199,233, $286,803 and $41,653. For the three month ending June 30, 2010 and 2009 the company recognized $49,672 and $49,672 of expense. For the six month ending June 30, 2010 and 2009, the Company recognized $98,798 and $98,798 of expense.  The options are still outstanding as of June 30, 2010.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $13,582 and $30,750. For the three month ending June 30, 2010 and 2009 the company recognized $3,708 and $3,708 of expense. For the six month ending June 30, 2010 and 2009, the Company recognized $7,375 and $6,085 of expense.  The options are still outstanding as of June 30, 2010.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. During 2009 and 2008, the warrant was partially exercised to purchase 25,834 and 20,000 shares of common stock for proceeds of $25,834 and $20,000. In April 2010, the warrant was partially exercised to purchase 282,500 shares of common stock for proceeds of $282,500. For the six month ending June 30, 2010, warrants to purchase 16,667 shares of common stock expired.  The contract expired in April, 2010.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of June 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $67,840 and $114,519. For the three month ending June 30, 2010 and 2009 the Company recognized $18,465 and $18,465 of expense. For the six month ending June 30, 2010 and 2009, the Company recognized $36,727 and $30,504 of expense. The options are still outstanding as of   June 30, 2010.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $623,246 and $525,263. For the three month ending June 30, 2010 and 2009 the Company recognized $160,513 and $160,514 of expense.  For the six month ending June 30, 2010 and 2009, the Company recognized $319,261 and $298,694 of expense.  The options are still outstanding as of June 30, 2010.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2009 and 2008 is $61,346 and $6,439. For the three month ending June 30, 2010 and 2009 the Company recognized $7,848 and $7,848 of expense.  For the six month ending June 30, 2010 and 2009, the Company recognized $15,610 and $45,478 of expense.  The options are still outstanding as of June 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $13,136 during 2009.  The Company recognized expense of $13,136 for the year ending December 31, 2009.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of June 30, 2010, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $9,583 during 2009.  For the three month ending June 30, 2010 and 2009, the Company recognized $0 and $0 of expense.  For the six month ending June 30, 2010 and 2009, the Company recognized $0 and $9,583 of expense.  The options are still outstanding as of June 30, 2010.

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

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The consulting expense recognized during 2009 is $177,883.  For the three month ending June 30, 2010 and 2009 the Company recognized $53,365 and $71,151 of expense.  For the six month ending June 30, 2010 and 2009, the Company recognized $106,730 and $71,151 of expense. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of June 30, 2010, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the year ending December 31, 2009.  For the three month ending June 30, 2010 and 2009, the Company recognized $0 and $21,085 of expense. For the six month ending June 30, 2010 and 2009, the Company recognized $0 and $21,085 of expense.  The option is still outstanding as of June 30, 2010.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The Company recognized $37,500 of investor relation expense for the year ending December 31, 2009.  For the three month ending June 30, 2010 and 2009, the Company recognized $18,750 and $0 of investor relation expense.  For the six month ending June 30, 2010 and 2009, the Company recognized $37,500 and $0 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. For the three month ending June 30, 2010, the Company recognized $74,047 of expense.  For the six month ending June 30, 2010, the Company recognized $430,447 of expense. The options are still outstanding as of June 30, 2010.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing August 1, 2010. The Company recognized expense of $0 for the six month ending June 30, 2010.  The option is still outstanding as of June 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  For the three month ending June 30, 2010 the Company recognized $68,805 of expense.  For the six month ending June 30, 2010, the Company recognized $74,158 of expense. In June 2010, the option was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of June 30, 2010, options to purchase 50,000 shares of common stock are still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010 and 2009: no dividend yield in both years, expected volatility between 130% and 134% in 2010 and between 127% and 129% in 2009, risk-free interest rate between 1.69% and 2.55% in 2010 and between 0.03% and 1.89% in 2009 and expected option life of three to five years in 2010 and one month to five years in 2009.

As of June 30, 2010, there was $1,981,129 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2013.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$0.25 - $2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$ 0.68

Granted	1,425,000	$0.25 - $1.00	$ 0.70
Cancelled	(260,000)	$1.40 - $2.10	$ (0.48)
Expired	(70,000)	$1.40 - $2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$ 0.83

Granted	5,768,971	$0.25 - $0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$ 0.48

Granted	3,495,001	$0.001 - $1.75	$ 1.16
Expired	(115,000)	$0.50 - $2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$ 0.79

Granted	939,000	$0.25 - $0.45	$ 0.30
Expired	(1,204,451)	$0.25 - $1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$0.25 - $1.75	$ 0.83

Granted	800,000	$0.25 - $1.51	$ 1.27
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,062,500)	$0.25 - $1.00	$ 0.46

Outstanding, June 30, 2010	6,133,200	$0.25 - $1.75	$ 0.95

Exercisable, June 30, 2010	4,427,000	$0.25 - $1.75	$ 0.80

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2010	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	4,427,000	2.92 Years	$ 0.80

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

At June 30, 2010 the Company has accrued officer salaries of $47,588.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

NOTE 10 – SUBSEQUENT EVENTS

In July 2010 warrants to purchase 50,000 shares of common stock were exercised for proceeds of $12,500.

Through August 16, 2010, 105,000 shares of common stock were purchased pursuant to a private offering with total proceeds of $105,000.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, Dr. David Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We have since overcome a majority of these engineering setbacks and we are currently in the continual process of extensive testing for material performance, including, among other tests, the (r33) Teng-Man testing protocol. In June 2009 we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results, and we intend to deliver completed independent validated material performance test results, including the (r33) Teng-Man testing protocol, as they become ripe for release.  In July 2010 Photon-X retested the June 2009 test coupons with the same results as Dr. C.C. Teng found twelve months earlier confirming the material’s stability.

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine material to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine material can successfully withstand each step of the fabrication process without damage.  We had planned on completing the development and building of functional 40Gb/s and 100Gb/s modulators during the second quarter of 2010. However, with current application driven projects and evaluations we will incur delays in this development. The completion of these two modulator designs will most likely be pushed out to the end of the fourth quarter or in the first quarter of 2011 in order for us to focus on applications that will most likely generate revenue quicker for the Company.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We continue to work with our strategic partner on this device.

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

In January 2010 we entered into an agreement with the University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which should help shorten the time to market for our new Polymeric Electro-Optic materials. In May 2010 we commenced working in conjunction with our university partners on programs that may lead to the development of new commercially viable molecules.

In March 2010 we successfully concluded the electrical and optical performance testing stage of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers. In July 2010, a large system supplier commenced testing and evaluation of our electro-optic polymers.

In April 2010 we re-established a relationship with DARPA, the Defense Advance Research Project Agency, by sharing the technical data and test results on our proprietary materials platform. We believe our technology provides solutions to some of their current and future challenging projects.

In June 2010, we entered into a technology application development subcontract agreement with Celestech, Inc., a technology development and engineering firm whereby we are providing development-engineering support to Celestech in exchange for a cash fee based upon a direct hourly rate. Initially the support is focusing on the concept, analysis, modeling and optical and system engineering steps to integrate our proprietary materials platform into an optical computing application.

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

During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of existing warrant holder’s warrants.  From April through mid August 2010 we obtained proceeds of $602,200 from the exercise of existing warrant holder’s warrants and the private sale of our common stock.

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

Results of Operations

Comparison of three months ended June 30, 2010 to three months ended June 30, 2009

Revenues

The Company is a development stage company that commenced its first research revenue project resulting in net revenues of $3,200 for the three months ended June 30, 2010.  There were no revenues during 2009.

Operating Expenses

Our operating expenses were $883,469 and $677,621 for the three months ended June 30, 2010 and 2009, respectively, for an increase of $205,848. This increase in operating expenses was due primarily to amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, an increase in investor relations expenses and an increase in laboratory electro-optic device prototype, development and testing expenses.

Included in our operating expenses for the three months ended June 30, 2010 was $319,715 for research and development expenses compared to $272,920 for the three months ended June 30, 2009, for an increase of $46,795. This is primarily due to an increase in laboratory electro-optic device prototype, development and testing expenses of $57,225, from $29,095 for the three months ended June 30, 2009 to $86,320 for the three months ended June 30, 2010, offset by a reduction in stock compensation and stock option amortization of $21,085 from $133,085 for the three months ended June 30, 2009 to $112,000 for the three months ended June 30, 2010.

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

General and administrative expenses increased $159,053 to $563,754 for the three months ended June 30, 2010 compared to $404,701 for the three months ended June 30, 2009. The increase is due primarily to amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors and an increase in investor relations expenditures.

Accounting fees decreased $38,500 to $10,500 for the three months ended June 30, 2010 compared to $49,000 for the three months ended June 30, 2009 since the operations for the three months ended June 30, 2009 included fees associated with startup which commenced on March 1, 2009, preparation of the 2008 Form 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Amortization of warrants for accounting and administrative services decreased $17,788 from $71,153 for the three months ended June 30, 2009 to $53,365 for the three months ended June 30, 2010 since for the three month period ending June 30, 2009, the inception to date amortization was reflected in the results of operations for that quarter.

Stock compensation increased by $125,065 to $196,218 for the three months ended June 30, 2010 compared to $71,153 for the three months ended June 30, 2009. The stock compensation for the three month period ended June and June 30, 2009 included the aforementioned amortization of warrants for accounting and administrative expenses. This total increase in stock compensation is primarily due to the amortization of warrants of $74,047 as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors during 2010.  The stock compensation for the three month period ended June 30, 2010 also included $68,806 in amortization of warrants for a financial investor advisory board member.

Investor relations expenses increased by $60,588 from $1,662 for the three months ended June 30, 2009 to $62,250 for the three months ended June 30, 2010 to expand the Company’s exposure to a broader base of investors.

Included in the results of operations for the three months ended June 30, 2010 are expenses totaling $16,430 for the Company’s annual stockholder meeting.

Travel expenses increased by $6,668 to $11,947 for the three months ended June 30, 2010 from $5,279 for the three months ended June 30, 2009 primarily for the additional travel to investor conferences.

Legal fees decreased $16,257 to $29,250 for the three months ended June 30, 2010 compared to $45,507 for the three months ended June 30, 2009.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $880,425 and $678,203 for the three months ended June 30, 2010 and 2009, respectively, for an increase of $202,222, primarily resulting from increase in operating expenses which was due primarily to amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, an increase in investor relations expenses and an increase in laboratory electro-optic device prototype, development and testing expenses.

Comparison of six months ended June 30, 2010 to six months ended June 30, 2009

Revenues

The Company is a development stage company that commenced its first research revenue project resulting in net revenues of $3,200 for the six months ended June 30, 2010.  There were no revenues during 2009.

Operating Expenses

Our operating expenses were $1,894,174 and $1,434,605 for the six months ended June 30, 2010 and 2009, respectively, for an increase of $459,569. This increase in operating expenses was due primarily to amortization of warrants of as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, increases in laboratory electro-optic device prototype, development and testing expenses and investor relations expenses offset by a decrease in management fees and decreases in research and development stock compensation and awards.

Included in our operating expenses for the six months ended June 30, 2010 was $599,208 for research and development expenses compared to $722,636 for the six months ended June 30, 2009, for a decrease of $123,428. This is primarily due to a reduction in stock compensation and stock option amortization of $235,650 from $458,417 for the six months ended June 30, 2009 to $222,767 for the six months ended June 30, 2010 offset by an increase in laboratory electro-optic device prototype, development and testing expenses of $100,960, from $31,370 for the six months ended June 30, 2009 to $132,330 for the six months ended June 30, 2010.

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

General and administrative expenses increased $582,997 to $1,294,966 for the six months ended June 30, 2010 compared to $711,969 for the six months ended June 30, 2009. The increase is due primarily to amortization of warrants as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors and an increase in investor relations expenditures offset by a decrease in management fees.

Management fees decreased $55,330 to $0 for the six months ended June 30, 2010 compared to $55,330 for the six months ended June 30, 2009 since the Company decided not to renew its management contract on February 28, 2009.

Accounting fees decreased $37,000 to $21,000 for the six months ended June 30, 2010 compared to $58,000 for the six months ended June 30, 2009 since the operations for the six months ended June 30, 2009 included fees associated with startup, preparation of the 2008 Form 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.  Amortization of warrants for accounting and administrative services increased $35,577 from $71,153 for the six months ended June 30, 2009 to $106,730 for the six months ended June 30, 2010 since the agreement for accounting services commenced during the first quarter of 2009.

Stock compensation increased by $540,182 to $611,335 for the six months ended June 30, 2010 compared to $71,153 for the six months ended June 30, 2009. The stock compensation for the six month period ended June 30, 2009 included the aforementioned amortization of warrants for accounting and administrative expenses. This total increase in stock compensation is primarily due to the amortization of warrants of $430,447 as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors during 2010.  The stock compensation for the six month period ended June 30, 2010 also included $74,158 in amortization of warrants for a financial investor advisory board member.

Travel expenses increased by $14,285 to $27,028 for the six months ended June 30, 2010 from $12,743 for the six months ended June 30, 2009 primarily for the additional travel to investor conferences.

Investor relations expenses increased by $96,026 from $1,662 for the six months ended June 30, 2009 to $97,688 for the six months ended June 30, 2010 to expand the Company’s exposure to a broader base of investors.

Included in the results of operations for the six months ended June 30, 2010 are expenses totaling $16,430 for the Company’s annual stockholder meeting.

Legal fees decreased $17,982 to $45,376 for the six months ended June 30, 2010 compared to $63,358 for the six months ended June 30, 2009.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $1,891,077 and $1,435,600 for the six months ended June 30, 2010 and 2009, respectively, for an increase of $455,477, due primarily to amortization of warrants of as part of the employment agreement entered into with the Company’s new non-executive chair of the board of directors, increases in laboratory electro-optic device prototype, development and testing expenses and investor relations expenses offset by a decrease in management fees and decreases in research and development stock compensation and awards.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2010, as set forth herein.

Liquidity and Capital Resources

During the six months ended June 30, 2010, net cash used in operating activities was $736,217 and net cash used in investing activities was $42,047, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2010 was $484,700.  At June 30, 2010, our cash and cash equivalents totaled $166,425, our assets totaled $565,029, our liabilities totaled $135,313, and we had stockholders’ equity of $429,716.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have sufficient capital to finance our operations through the middle of October 2010 however, we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Management is working to obtain financing to continue to fund our operations. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase during the remainder of 2010 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the six months ended June 30, 2010

Net cash used in operating activities was $736,217 for the six months ended June 30, 2010, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,089,105 in options and warrants issued for services, $37,500 in amortization of prepaid expenses, $14,622 in depreciation expenses, $10,596 in prepaid expenses and $3,637 in accounts payable and accrued expenses.

Net cash used by investing activities was $42,047 for the six months ended June 30, 2010, consisting of $26,714 in cost for intangibles and $15,333 in asset additions for the lab.

Net cash provided by financing activities was $484,700 for the six months ended June 30, 2010 and consisted of $484,700 from the exercise of warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

 Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, six persons exercised warrants/options to purchase the number of shares of common stock at the exercise price as set forth below:

Type of security	No. of shares exercised	Exercise price ($)

Warrant	730,000.25
Warrant	10,000.345
Warrant	25,000.50
Warrant	282,500	1.00
Option	15,000.25

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

Date: August 16, 2010

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: August 16, 2010

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: August 16, 2010