Form 10-Q
period 2010-09-30
Lightwave Logic, Inc.
filed 2010-11-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	82-049-7368 (I.R.S. Employer Identification No.)
121 Continental Drive Suite 110 Newark, DE (Address of principal executive offices)	__19713____ (Zip Code)
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

The number of shares of the registrant’s Common Stock outstanding as of November 15, 2010 was 43,431,042.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF STOCKHOLDERS’ EQUITY	7 - 9

STATEMENTS OF CASH FLOWS	10 -11

NOTES TO FINANCIAL STATEMENTS	12 - 27

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$425,134	$459,989
Prepaid expenses	21,107	53,373
	446,241	513,362

PROPERTY AND EQUIPMENT - NET	96,814	104,087

OTHER ASSETS
Intangible assets	315,487	261,215

TOTAL ASSETS	$858,542	$878,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$69,300	$70,730
Accounts payable - related party	12,094	12,121
Accrued expenses	50,475	48,825

CONTINGENCY

TOTAL LIABILITIES	131,869	131,676

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
42,908,842 and 41,166,542 issued and outstanding at
September 30, 2010 and December 31, 2009	42,909	41,167
Additional paid-in-capital	20,052,435	17,385,295
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(19,352,844)	(16,663,647)

TOTAL STOCKHOLDERS' EQUITY	726,673	746,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$858,542	$878,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDING

SEPTEMBER 30, 2010 AND 2009 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2010

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Nine	For the Nine
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

NET SALES	$3,200	$-	$-	$3,200	$-

COST AND EXPENSE
Research and development	7,464,626	273,203	258,626	872,412	981,262
General and administrative	11,844,708	524,780	359,136	1,819,745	1,071,105
	19,309,334	797,983	617,762	2,692,157	2,052,367

LOSS FROM OPERATIONS	(19,306,134)	(797,983)	(617,762)	(2,688,957)	(2,052,367)

OTHER INCOME (EXPENSE)
Interest income	30,092	13	242	165	251
Dividend income	1,551	-	-	-	-
Realized gain (loss) on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Interest expense	(35,401)	(150)	(323)	(405)	(1,327)

NET LOSS	$(19,352,844)	$(798,120)	$(617,843)	$(2,689,197)	$(2,053,443)

Basic and Diluted Loss per Share		$(0.02)	$(0.02)	$(0.06)	$(0.05)

Basic and Diluted Weighted Average Number of Shares		42,446,016	40,811,542	41,879,597	38,872,955

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2010

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance				Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-		1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	$(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2010 (CONTINUED)

(UNAUDITED)

				Receivable
				for Issuance			Deficit Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$(15,827)	$(13,941,776)	$206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645					355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	(15,827)	(16,663,647)	746,988

Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	149,016	-	-	-	-	149,016
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	11,124	-	-	-	-	11,124
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	55,394	-	-	-	-	55,394
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	481,536	-	-	-	-	481,536
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	23,544	-	-	-	-	23,544
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	160,095	-	-	-	-	160,095
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			505,307					505,307
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	143,728	-	-	-	-	143,728
Options issued for services in August 2010, vested during 2010, valued at $1.31/share			10,938					10,938
Exercise of warrants at $0.25/share	780,000	780	194,220					195,000
Exercise of options at $0.25/share	15,000	15	3,735					3,750
Exercise of warrants at $0.345/share	10,000	10	3,440					3,450
Exercise of warrants at $0.50/share	25,000	25	12,475					12,500
Exercise of warrants at $1.00/share	282,500	283	282,218					282,500
Common stock issued in private placement during 2010 at $1.00/share	625,000	625	624,375					625,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996					6,000
Net loss for the nine months ending September 30, 2010	-	-	-	-	-	-	(2,689,197)	(2,689,197)

BALANCE AT SEPTEMBER 30, 2010 (UNAUDITED)	42,908,842	$42,909	$20,052,435	$-	$-	$(15,827)	$(19,352,844)	$726,673

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2010

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,352,844)	$(2,689,197)	$(2,053,443)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,455	-	55,330
Amortization of prepaid expenses	75,000	37,500	18,750
Warrants issued for services	3,049,447	809,130	124,516
Stock options issued for services	3,569,764	731,552	766,207
Common stock issued for services	1,099,292	6,000	128,000
Purchase right agreement amortization	132,058	-	132,058
Depreciation	100,474	22,607	10,662
Realized (gain) loss on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses	(21,107)	(5,234)	(4,189)
Increase (decrease) in liabilities
Accounts payable	202,216	(1,430)	37,436
Accounts payable - related party	12,094	(27)	(7,172)
Accrued expenses	37,089	1,650	(3,988)

Net cash used in operating activities	(6,739,071)	(1,087,449)	(795,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(315,487)	(54,272)	(19,975)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment	(160,038)	(15,334)	(53,728)

Net cash (used in) provided by investing activities	(371,614)	(69,606)	(73,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	5,620,524	625,000	855,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,535,204	497,200	320,234
Issuance of common stock, exercise of purchase right agreement	45,138	-	45,138
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	12,500
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	7,530,461	1,122,200	1,232,872

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419,776	(34,855)	363,336

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	459,989	88,225

CASH AND CASH EQUIVALENTS - END OF PERIOD	$425,134	$425,134	$451,561

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDING

SEPTEMBER 30, 2010 AND 2009 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2010

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2010	September 30, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$22,792	$405	$1,327

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-

Warrants issued in exchange for deferred charges	$1,581,056	$-	$-

Common stock issued as settlement for accounts payable	$74,708	$-	$45,000

Increase/(Decrease) in fair value of investment securities	$-	$-	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$10,000	$-	$10,000

Contribution of officer accrued payroll	$52,129	$-	$52,129

Common stock issued for prepaid expense	$75,000	$-	$75,000

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2009 Annual Report.  Certain financial information and footnote disclosures normally indicated in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2010 may not be indicative of operating results expected for the full year.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2010 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

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

The Company is in the development stage at September 30, 2010.  Currently, the Company expects to have sufficient funds to maintain its operations through June 2011. The Company recently commenced a $1,500,000 private offering of its equity securities which included warrants to purchase additional common stock; and if fully subscribed, the new capital, along with the exercise of existing outstanding warrants, should supply the Company with the necessary funds to maintain its operations through September 2011. With early stage revenue, the Company should have the necessary funds to maintain operations through December 2011 and/or beyond.  Management believes the Company’s business model is attractive enough to investors to raise necessary capital to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. The Company continues to develop and test its next generation Electro-Optic material platform (matrix) to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic material is in evaluation with potential customers. The Company’s first revenue has been in engineering revenues.  Management believes the Company’s next revenue will be in Application, additional non-recurring engineering, prototype devices, and material charges for specialty electro-optical materials and devices using our patent pending application specific electro-optic materials.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	September 30, 2010	December 31, 2009

Office equipment	$11,633	$10,768
Lab equipment	144,004	138,397
Furniture	3,494	-
Leasehold Improvements	5,368	-
	164,499	149,165
Less: Accumulated depreciation	$67,685	$45,078

	$96,814	$104,087

Depreciation expense for the nine months ending September 30, 2010 and 2009 was $22,607 and $10,662.  Depreciation expense for the three months ending September 30, 2010 and 2009 was $7,983 and $4,314.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2010 and 2009 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2006 and thereafter are subject to examination by the relevant taxing authorities.

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

SEPTEMBER 30, 2010 AND 2009

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

SEPTEMBER 30, 2010 AND 2009

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

SEPTEMBER 30, 2010 AND 2009

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

SEPTEMBER 30, 2010 AND 2009

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2007 and 2008 is $773,333 and $154,667.  This contract was renewed in March, 2008. The warrant is still outstanding as of September 30, 2010.

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

SEPTEMBER 30, 2010 AND 2009

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.  The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of September 30, 2010.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of September 30, 2010.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense.  As of September 30, 2010, the warrant is still outstanding.

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

SEPTEMBER 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2009, 2008 and 2007 is $199,233, $286,803 and $41,653. For the three month ending September 30, 2010 and 2009 the Company recognized $50,217 and $50,217 of expense. For the nine month ending September 30, 2010 and 2009, the Company recognized $149,015 and $149,015 of expense.  The options are still outstanding as of September 30, 2010.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $13,582 and $30,750. For the three month ending September 30, 2010 and 2009 the company recognized $3,749 and $3,748 of expense. For the nine month ending September 30, 2010 and 2009, the Company recognized $11,124 and $9,833 of expense.  The options are still outstanding as of September 30, 2010.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. During 2009 and 2008, the warrant was partially exercised to purchase 25,834 and 20,000 shares of common stock for proceeds of $25,834 and $20,000. In April 2010, the warrant was partially exercised to purchase 282,500 shares of common stock for proceeds of $282,500. For the six month ending June 30, 2010, the remaining warrants to purchase 16,667 shares of common stock expired.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of September 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $67,840 and $114,519. For the three month ending September 30, 2010 and 2009 the Company recognized $18,667 and $18,668 of expense. For the nine month ending September 30, 2010 and 2009, the Company recognized $55,394 and $49,172 of expense. The options are still outstanding as of September 30, 2010.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $623,246 and $525,263. For the three month ending September 30, 2010 and 2009 the company recognized $162,276 and $162,275 of expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $481,537 and $460,969 of expense.  The options are still outstanding as of September 30, 2010.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2009 and 2008 is $61,346 and $6,439. For the three month ending September 30, 2010 and 2009 the company recognized $7,934 and $7,934 of expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $23,544 and $53,412 of expense.  The options are still outstanding as of September 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  The Company recognized expense of $13,136 for the year ending December 31, 2009.  For the three month ending September 30, 2010 and 2009, the Company recognized $0 and $0 of expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $0 and $13,136 of expense.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of September 30, 2010, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $9,583 during 2009.  For the three month ending September 30, 2010 and 2009, the Company recognized $0 and $0 of expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $0 and $9,583 of expense.  The options are still outstanding as of September 30, 2010.

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

SEPTEMBER 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The consulting expense recognized during 2009 is $177,883. For the three month ending September 30, 2010 and 2009 the Company recognized $53,365 and $53,367 of expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $160,095 and $124,518  of expense. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of September 30, 2010, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The Company recognized expense of $21,085 for the year ending December 31, 2009. For the three month ending September 30, 2010 and 2009, the Company recognized $0 and $0 of expense. For the nine month ending September 30, 2010 and 2009, the Company recognized $0 and $21,085 of expense.  The option is still outstanding as of September 30, 2010.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The Company recognized $37,500 of investor relation expense for the year ending December 31, 2009.  For the three month ending September 30, 2010 and 2009, the Company recognized $0 and $18,750 of investor relation expense.  For the nine month ending September 30, 2010 and 2009, the Company recognized $37,500 and $18,750 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. For the three month ending September 30, 2010 the Company recognized $74,860 of expense.  For the nine month ending September 30, 2010, the Company recognized $505,307 of expense. The options are still outstanding as of September 30, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  For the three month ending September 30, 2010 the Company recognized $69,570 of expense.  For the nine month ending September 30, 2010, the Company recognized $143,727 of expense.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing August 1, 2010. For the three month ending September 30, 2010 the Company recognized $10,938 of expense.  For the nine month ending September 30, 2010, the Company recognized $10,938 of expense. The option is still outstanding as of September 30, 2010.

During 2010, the Company issued 625,000 shares of common stock and warrants to purchase 156,250 shares of common stock for proceeds of $625,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. For the nine month ending September 30, 2010, warrants to purchase 156,250 shares of common stock remain outstanding.

During August 2010, the Company issued 4,800 shares of common stock for investor relations services valued at $6,000, fair value.  For the three months and nine months ending September 30, 2010, the Company recognized $6,000 of investor relations expense.

Effective July 8, 2010, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 3,500,000 to 6,500,000 shares.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010 and 2009: no dividend yield in both years, expected volatility between 127% and 134% in 2010 and between 127% and 129% in 2009, risk-free interest rate between 1.64% and 2.55% in 2010 and between 0.03% and 1.89% in 2009 and expected option life of three to five years in 2010 and one month to five years in 2009.

As of September 30, 2010, there was $1,660,627 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 2013.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$-

Granted	680,000	$0.25-$2.10	$0.99
Exercised	(300,000)	$0.25	$0.25

Outstanding, December 31, 2005	380,000	$1.40-$2.10	$0.68

Granted	1,425,000	$0.25-$1.00	$0.70
Cancelled	(260,000)	$1.40-$2.10	$(0.48)
Expired	(70,000)	$1.40-$2.00	$(0.12)

Outstanding, December 31, 2006	1,475,000	$0.25-$2.00	$0.83

Granted	5,768,971	$0.25-$0.72	$0.48
Rescinded	(200,000)	$0.50	$0.50
Forfeited	(125,019)	$1.00	$1.00
Expired	(574,981)	$1.00	$1.00

Outstanding, December 31, 2007	6,343,971	$0.25-$2.00	$0.48

Granted	3,495,001	$0.001-$1.75	$1.16
Expired	(115,000)	$0.50-$2.00	$0.07
Forfeited	(750,000)	$0.72	$0.72
Exercised	(807,770)	$0.25-$0.50	$0.53

Outstanding, December 31, 2008	8,166,202	$0.001-$1.75	$0.79

Granted	939,000	$0.25-$0.45	$0.30
Expired	(1,204,451)	$0.25-$1.00	$0.61
Forfeited	-
Exercised	(1,488,384)	$0.001-$1.00	$0.20

Outstanding, December 31, 2009	6,412,367	$0.25-$1.75	$0.83

Granted	1,056,250	$0.25-$1.51	$1.30
Expired	(16,667)	$1.00	$1.00
Forfeited	-	$ -	-
Exercised	(1,112,500)	$0.25-$1.00	$0.45

Outstanding, September 30, 2010	6,339,450	$0.25-$1.75	$0.96

Exercisable, September 30, 2010	4,948,850	$0.25-$1.75	$0.85

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2010	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	4,948,850	2.7 Years	$ 0.85

NOTE 8 – COMMITMENTS AND CONTINGENCY

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

At September 30, 2010 the Company has accrued officer salaries of $46,088.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

NOTE 10 – SUBSEQUENT EVENTS

In October 2010, warrants were exercised to purchase 67,200 shares of common stock for proceeds of $16,800 under a warrant agreement dated October 2007.

From October 1, 2010 through November 15, 2010, 450,000 shares of common stock and warrants to purchase 112,500 shares of common stock were issued, pursuant to a private placement memorandum as amended on September 14, 2010 with total proceeds of $450,000.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 285,000 shares of common stock at a purchase price of $1.00 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $336,904, fair value. These options expire in 5 years with 160,000 vesting immediately and 125,000 vesting in six months.

In November 2010, the board of directors approved a grant to directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $354,636, fair value. These options expire in 5 years and vest 75,000 immediately and the remaining in equal annual installments of 75,000 over the next four years.

During the fourth quarter, 5,000 share of common stock were issued for investor relation services rendered valued at $4,650, fair value.

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

In June 2010, we entered into a technology application development subcontract agreement with Celestech, Inc., a technology development and engineering firm whereby we are providing development-engineering support to Celestech in exchange for a cash fee based upon a direct hourly rate. Initially the support focused on the concept, analysis, modeling and optical and system engineering steps to integrate our proprietary materials platform into an optical computing application. In October 2010 we exited this initial stage and moved forward into the design stage of an optical computing project involving a novel concept.

Also, in October 2010, we obtained test results from Lehigh University physicists on third-order nonlinear optical properties of our proprietary molecule, Perkinamine NR™. Lehigh tested thin-film polymer composites of Perkinamine NR™ and determined them to possess the following third-order effects: (i) 100 times stronger than the highest off-resonance small molecule currently known; (ii) 2600 times more powerful than fused silica, the general on resonance response measurement standard; and (iii) Extremely fast (less than 1 picosecond) photo-induced nonlinear response that would be capable of modulation at rates of 1 THz (terahertz).  Further, during October 2010, we received from the United States Patent Office The Notice of Allowance of Patent 11/666,399 titled: Tricyclic Spacer Systems for Non Linear Optical Devices. Scientifically, a tricyclic spacer is an ancillary group attached to the core of the nonlinear optical chromophore which prevents undesired dimerization, which can destroy the polar orientation required for effective nonlinear response.

During the period ending September 30, 2010 we continue to design, synthesize and engineer organic molecules for applications in nonlinear optics.  We continue our cooperative development with The University of Alabama. Our application specific electro-optic polymers are being incorporated in prototype designs of novel concepts and modulator structures including high speed polymer modulator chips and optical networks for hybrid electro-optical computers. Some modulator concepts are designed for chip-to-chip, chip-to-board and board-to-board interconnects.

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

During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 upon the exercise of existing warrant holder’s warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of existing warrant holder’s warrants.  From April through mid August 2010 we obtained proceeds of $602,200 from the exercise of existing warrant holder’s warrants and the private sale of our common stock. From August 2010 to November 12, 2010, we raised approximately $1,075,000 from the private sale of our common stock.

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

Results of Operations

Comparison of three months ended September 30, 2010 to three months ended September 30, 2009

Revenues

The Company is a development stage company that commenced its first development revenue project during 2010.  Due to the slower than expected approval cycle of our design concept, for the three months ended September 30, 2010, there were no revenues.

Operating Expenses

Our operating expenses were $797,983 and $617,762 for the three months ended September 30, 2010 and 2009, respectively, for an increase of $180,221. This increase in operating expenses was due primarily to non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair and the expenses of the Company’s annual stockholder meeting held during the current quarter.

Included in our operating expenses for the three months ended September 30, 2010 was $273,203 for research and development expenses compared to $258,626 for the three months ended September 30, 2009, for an increase of $14,577.  This is primarily due to an increase in lab personnel salary and wages of $11,597, from $75,009 for the three months ended September 30, 2009 to $86,606 for the three months ended September 30, 2010 and an increase in laboratory electro-optic material and device prototype, development and testing expenses of $6,109, from $31,754 for the three months ended September 30, 2009 to $37,863 for the three months ended September 30, 2010.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype electro-optic device development and processing work; R&D material testing as well as material and device testing for potential customers and partners; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of continued development to support commercialization of our electro-optic materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; customer testing and evaluation; and incurring related operating expenses.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $165,644 to $524,780 for the three months ended September 30, 2010 compared to $359,136 for the three months ended September 30, 2009. The increase is due primarily to non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair and the expenses of the Company’s annual stockholder meeting held during the current quarter partially offset by a reduction in investor relations expenditures.

Non cash stock compensation increased by $144,430 to $197,795 for the three months ended September 30, 2010 compared to $53,365 for the three months ended September 30, 2009.  The increase in stock compensation is primarily due to the non cash amortization of warrants of $74,860 as part of the employment agreement entered into with the Company’s new Chair during 2010. The stock compensation for the three month period ended September 30, 2010 also included $69,570 in non cash amortization of warrants for a financial advisory board member.

Investor relations fees were $18,343 and $31,645 for the three months ended September 30, 2010 and 2009, a decrease of $13,302.

Included in the results of operations for the three months ended September 30, 2010 are expenses totaling $23,428 for the Company’s annual stockholder meeting.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $798,120 and $617,843 for the three months ended September 30, 2010 and 2009, respectively, for an increase of $180,277, due primarily to non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair and the expenses of the Company’s annual stockholder meeting held during the current quarter.

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

We believe our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a discussion of these critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2009.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2010, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, net cash used in operating activities was $1,087,449 and net cash used in investing activities was $69,606, which was due primarily to the Company’s research and development activities and patent application expenditures. Net cash provided by financing activities for the nine months ended September 30, 2010 was $1,122,200.  At September 30, 2010, our cash and cash equivalents totaled $425,134, our assets totaled $858,542, our liabilities totaled $131,869, and we had stockholders’ equity of $726,673.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our plastic materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $1,200,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic plastic technology during the latter portion of 2010 and into 2011.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have sufficient capital to finance our operations through June 2011; however, we need to obtain additional financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Management is working to obtain financing to continue to fund our operations. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the nine months ended September 30, 2010

Net cash used in operating activities was $1,087,449 for the nine months ended September 30, 2010, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,540,682 in options and warrants issued for services, $6,000 in common stock issued for services, $37,500 in amortization of prepaid expenses, $22,607 in depreciation expenses, and $1,650 in accrued expenses.

Net cash used in investing activities was $69,606 for the nine months ended September 30, 2010, consisting of $54,272 in costs for intangibles and $15,334 in lab improvements.

Net cash provided by financing activities was $1,122,200 for the nine months ended September 30, 2010 and consisted of $625,000 from the private sale of our common stock and $497,200 from the exercise of options and warrants to purchase our common stock.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

We authorized a $1,500,000 private offering of our common stock and warrants to purchase our common stock. Pursuant to the terms of this private offering, up to 30 units were offered at the offering price of $50,000 per unit, with each unit comprised of 50,000 shares of common stock, and a warrant to purchase 12,500 shares of common stock at an exercise price of $1.25 per share. During the period covered by this report, we issued 625,000 shares of common stock, and warrants to purchase an aggregate of 156,250 shares of common stock, for total proceeds of $625,000. We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transaction did not involve any public offering.

Also, in July 2010 we issued 50,000 shares of common stock for proceeds of $12,500 upon the exercise of a warrant to purchase 50,000 shares of common stock with an exercise price of $0.25 per share; and in August 2010, we issued 4,800 shares of common stock to a consulting firm for investor relations services valued at $6,000.  We relied on Section 4(2) of the Securities Act since these transactions did not involve any public offering.

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

Date: November 15, 2010

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: November 15, 2010

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: November 15, 2010