Form 10-K
period 2010-12-31
Lightwave Logic, Inc.
filed 2011-03-31
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes  ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $39,997,287 as of June 30, 2010.

As of March 30, 2011, there were 43,966,042 shares outstanding of the registrant’s common stock, $.001 par value.

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

Overview

We are a development stage research and development company. We have developed and are continuing to develop Application Specific Electro-Optic Polymers (ASEOP) and Non-Linear All-Optical Polymers (NLAOP) which have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, computing and photovoltaic cells.

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

Our electro-optic polymers (polymers) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environment and performance specifications demanded by electro-optic devices. We believe that our patented and patent pending technologies will enable us to design electro-optic polymers that are free from the numerous diverse inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymers with the intent to have temporal, thermal, chemical and photochemical stability within our patent pending molecular architectures.

Our non-linear all optical polymers have demonstrated resonantly enhanced Third-order properties approximately 2,630 times larger than fused silica which means that they are highly photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability. Aromaticity is what will enable our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current polymer molecular designs.  Polymers, polymer-based devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage. We consider our proprietary intellectual property to be unique.

Glossary of Select Technology Terms Used Herein

All-optical devices

All-optical devices convert data in the form of input light signals to a secondary light data stream. The future market of all-optic devices is expected to include all-optical transistors.

All-optical transistors

All-optical transistors are devices currently under development that use an input light signal to switch a secondary light signal. All-optical transistors are expected to enable the fabrication of an entirely new generation of high-speed computers that operate on light instead of electricity.  We believe that this will significantly improve computation speeds.

Aromaticity

Aromaticity causes an extremely high degree of molecular stability. It is a molecular arrangement wherein atoms combine into a ring or rings and share their electrons among each other.  Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

CLD-1

An electro-optic material based upon unstable polyene molecular architectures.  Unlike our own molecular designs, CLD-1 is not a CSC model molecule and exhibits thermal degradation at low temperatures (~250 C) making it less suitable for commercial and military applications.

CSC (Cyclical Surface Conduction) theory

Most charge-transfer dyes (e.g. Disperse Red 1, CLD, FTC) are based upon a polyene architecture wherein the ground state and first excited state differ by the alteration of single and double bonds.  CSC model molecules use nitrogenous heterocyclical structures.

Electro-optic devices

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer.

Electro-optic materials

Electro-optic materials are materials that are engineered at the molecular level. Molecular level engineering is commonly referred to as “nanotechnology.”

Electro-optic modulators

Electro-optic modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the Internet.

Nanotechnology

Nanotechnology refers to the development of products and production processes at the molecular level, which is a scale smaller than 100 nanometers (a nanometer is one-billionth of a meter).

Nitrogenous heterocyclical structure

A multi-atom molecular ring or combination of rings that contain nitrogen.

Plastics/Polymers

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

Polymerization

Polymerization is a molecular engineering process that provides the environmental and thermal stability necessary for functional electro-optical devices. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled.

Thermal Gravimetric Analysis (TGA)

The basic principle in TGA is to measure the mass of a sample as a function of temperature. This, in principle, simple measurement is an important and powerful tool in solid state chemistry and materials science. The method, for example, can be used to determine water of crystallisation, follow degradation of materials, determine reaction kinetics, study oxidation and reduction, or to teach the principles of stoichiometry, formulae and analysis.

Zwitterionic-aromatic push-pull

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

Our Business

Lightwave Logic, Inc. is developing a new generation of advanced electro-optic polymers and non-linear all-optical polymers that convert high-speed electronic signals into optical (light) signals, or in the case of non-linear all-optical polymers, use light waves to switch other light waves.

Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing our proprietary technology, we are in the process of engineering advanced electro-optic polymers which we believe may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. We believe that polymer materials engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

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

Unlike crystals, electro-optic polymers appear to be capable of being tailored at the molecular level for optimal performance characteristics. Additionally, electro-optic polymers are less expensive to manufacture and demand significantly lower power requirements (modulation voltages).  The electro-optic polymers have demonstrated the ability to perform many times faster (>100Gb/s) than existing crystalline technology.

We consider electro-optic polymers to be the most feasible technology for future high-speed (wide bandwidth) electronic-optical conversion. Due to the ease of processing afforded by electro-optic polymers, as well as their capacity to foster component size reduction, we believe electro-optic polymers have the potential to replace existing high-speed fiber-optics components that are used today in many commercial and military applications.

We also believe that the extreme miniaturization provided by advanced electro-optic polymers may allow for the successful fabrication of chip-to-chip (backplane) optical interconnect devices for computers that create the high-speed data transmission necessary for extremely high-speed computations. Further, we believe that additional potential applications for electro-optic polymers may include phased array radar, cable television (CATV), electronic counter measure (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics, spatial light modulation and all-optical (light-switching-light) signal processing.

Our Electro-Optic Technology

For the past two decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T Bell Labs, Corning, Honeywell and 3M, as well as numerous universities and U.S. Government Agencies, have been attempting to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications. These efforts have largely been unsuccessful due, in our opinion, to the industry's singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic polymers.

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design model are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws have prevented commercial quality polymer-based modulators operating at 10-40Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius.

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

Our Intellectual Property

Issued U.S. Patents:

US 7 919 619	-	Heterocyclical Chromophore Architectures ( Notification – to issue 4/5/2011)
US 7 894 695	-	Tricyclic Spacer Systems for Nonlinear Optical Devices ( Granted – February 22, 2011)

We have twenty seven pending patent applications (including six patent families with applications in Australia, Canada, China, European Patent Office, Japan and the U.S. based on the PCT and U.S. applications below) in the field of nonlinear optic chromophore design as follows:

61/265012	-	Stable Free Radical Chromophores, processes for preparing the same.
PCT/US05/39212	-	Tricyclic Spacer Systems for Nonlinear Optical Devices

PCT/US05/39664	-	Anti-Aromatic Chromophore Architectures
PCT/US05/39213	-	Heterocyclical Anti-Aromatic Chromophore Architectures
PCT/US05/39010	-	Heterocyclical Chromophore Architectures
PCT/US06/11637	-	Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems.

Heterocyclical Anti-Aromatic Systems

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

Heterocyclical Steric Hindering System This patent describes a nitrogenous heterocyclical structure for the integration of steric hindering groups that are necessary for the nanoscale material integration.  Due to the [pi]-orbital configuration of the nitrogen bridge, this structure has been demonstrated not to interfere with the conductive nature of the electronic conductive pathway and thus is non-disruptive to the electro-optic character of the core molecular construction.  The quantum mechanical design of the system is designed to establish complete molecular planarity (flatness) for optimal performance.

Totally Integrated Material Engineering System This patent covers material integration structures under a design strategy known as Totally Integrated Material Engineering. These integration structures provide for the "wrapping" of the core molecule in sterically hindering groups that maximally protect the molecule from environmental threats and maximally protect it from microscopic aggregation (which is a major cause of performance degradation and optical loss) within a minimal molecular volume.  These structures also provide for the integration of polymerizable groups for integration of materials into a highly stable cross-linked material matrix.

Our Latest Tests and Results

Prior to our recent experimental results, in 2004, quantum mechanical calculations were independently performed on our novel electro-optic polymer designs at government laboratories located at the Naval Air Warfare Center Weapons Division in China Lake, California. The results of these calculations suggest that our initial aromatic molecules perform two and a half (2.5) to three and three-tenths (3.3) times more efficiently than currently available telecom grade electro-optic polymers. Logical extensions of this novel molecular design paradigm further suggest even greater performance improvements.  Subsequently, top scientists and engineers at Wright-Patterson Air Force Base reviewed these calculations and concluded that our molecular designs show promise of a five to ten times improvement over existing commercial polymeric architectures. Our conclusion is that performance improvements of this magnitude indicate a significant breakthrough in the field of fiber-optic telecommunication.

In May and June of 2006, we initiated performance evaluations of one of our first extremely high-performance electro-optic materials. The initial tests were performed by electro-optic expert, Dr. C.C. Teng, co-inventor of the renowned Teng-Man test, the industry-wide standard method of evaluating the material performance of electro-optic polymers, and subsequently confirmed by the University of Arizona's College of Optical Sciences, one of the most respected and fastest growing optical sciences departments in the world.  Under identical laboratory conditions at low molecular loadings, one of our recent molecular designs outperformed one of the industry's highest performance electro-optic systems by a factor as high as 650%.

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

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine TM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 which exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our Perkinamine TM  materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA).

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine TM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine TM materials can successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

In August 2009, we retained Perdix, Inc in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expect our initial prototype amplitude modulator to be completed by the end of the second quarter 2010.

In November 2009 we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how our material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of our electro-optic polymer and our recent demonstration that our proprietary Perkinamine TM materials can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

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

In October of 2010 we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with with Celestech, Inc. of Chantilley, Virginia.  This project will incorporate one of our Company’s advanced electro-optical polymer materials.

In October of 2010 we announced the results of testing performed by Lehigh University which demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NR TM chromophore class.  Leghigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

In March 2011 we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices.

In March 2011 the United States Patent Office granted our Company 2 patents:  US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our Perkinamine TM chromophores and US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our Perkinamine NR TM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor.

In March 2011 we announced a two year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our Perkinamine TM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infra-red into the near ultraviolet. The University intends to explore how to efficiently capture a wide range of solar radiation with our material.

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

Two distinct technologies currently exist for the fabrication of fiber-optic devices, such as fiber-optic modulators. The first, which is the more traditional technology, utilizes an electro-optically active inorganic core crystalline material (e.g. lithium niobate). The second, which is the up-and-coming technology, involves the exploitation of electro-optic polymers.

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

New Technology - Organic Polymers

Our developing technology that translates electric signals into optical signals relies upon organic electro-optic materials, such as electro-optic polymers. Electro-optic polymers involve the material integration of specifically engineered organic (carbon-based) compounds. The molecular designs of these compounds are precise and do not occur naturally; thus they may be protected under patent law.

Polymer-based electro-optic modulators may provide considerable advantages over traditional inorganic fiber-optic technology in terms of:

•

Cost

•

Size and versatility

•

Modulating/switching speed

•

Optical transmission properties

•

Lower operating voltages

•

Generate less heat

Competition

Other than our own Company, we are aware of only one other company, Gigoptix, Inc. who reorganized with Lumera Corporation in December 2008.  They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed within the University of Washington.

As a result, no significant commercial market developments have occurred with electro-optic polymer devices. This is because all previously known electro-optic polymer design strategies incorporate molecular structures that adversely react to the requisite polymerization processes that thermally-stabilize the material matrix. This inherent design flaw causes the polymer to melt at unreasonably low temperatures, which corrupts the polymer's electro-optic performance.

Our Company holds an extensive amount of internally developed intellectual property in the field of electro-optic molecular design that, as a whole, attempts to fundamentally solve these and other problems associated with these molecular structures. We believe our provisional patents describe broad, highly unique techniques for novel paradigms in molecular design.

Our innovative solution lies in a very well-known scientific phenomenon called aromaticity, which causes a high degree of molecular stability. Aromaticity is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other.  Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack. Until now, to our knowledge, no one has been able to propose molecular designs that could effectively exploit aromaticity in the design of a high-performance electro-optic polymer.

We believe now that we have fabricated electro-optic molecular architectures that do in fact exhibit extremely high thermal stability, our technologies may soon replace inorganic electro-optic materials in the marketplace due to their considerable advantages over traditional inorganic fiber-optic materials.

Our Target Markets

Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials used in fiber-optic ground, wireless and satellite communication networks. We believe our electro-optic polymers may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include: (i) telecommunications; (ii) backplane optical interconnects; (iii) entertainment; (iv) medical applications; (v) satellite reconnaissance; (vi) navigational systems; (vii) radar applications; (viii) all-optical transistors and (ix) photovoltaic cells.

Telecommunications

Telecommunications is one of the primary initial target application for electro-optic polymers.  Electro-optic polymers could not only simplify the device design of key components, such as modulators, significantly reducing packaging costs, but could also provide for higher speed devices with greater system miniaturization. Current crystalline (e.g. lithium niobate) fiber-optic modulators are difficult and expensive to manufacture due to the complexities of producing single crystalline ingots of sufficient diameter (3 to 5 inches). Also, strict environmental controls must be enforced during the growth of the core crystalline material. Polymers are not inherently costly to produce nor do they require such strict environmental conditions. Due to their material flexibility (e.g. ability to more easily mold into specific topologies) they are expected to enable smaller, cheaper, faster, less expensive, and more integrated network components. In many laboratory tests, electro-optic polymers have demonstrated substantial (3-10x) transmission data speed improvements over crystalline technologies (lithium niobate, gallium arsenide, indium phosphide).

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

Medical Applications

Medical Applications for electro-optic polymers have been proposed for many varied applications, including dentistry, oncology and protein identification.  Although experimental, it is believed that the successful fabrication of high-stability electro-optic polymers could open up many future applications such as these. Other medical applications such as the higher-speed transmission of medical records, X-ray and MRI scans over the Internet would be improved by the broadening of Internet bandwidths.

Satellite Reconnaissance

Satellite reconnaissance applications include a specific target market within the Department of Defense, the 14-member Intelligence Community and their contractors.  Electro-optic polymers have historically been seen as attractive for potential application in this market due to the constant need for the fastest bandwidth transmission to meet the needs of national security.

Navigational Systems

Navigational systems for both advanced aerial and missile guidance require the use of electro-optic gyroscopes.  These devices are currently fabricated out of lithium niobate or similar electro-optic materials; the application of electro-optic polymers would facilitate the development of more accurate and architecturally simple device designs.

Radar Applications

Radar Applications, specifically phased array radar, has been traditionally understood as a potential application for successful electro-optic material designs, along with electronic counter measure systems (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics and spatial light modulation.

All-Optical Transistors

All-optical transistors are expected to be included in the future market of all-optic devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. Some experts anticipate that all-optical transistors will replace traditional transistors used today in microprocessors. All-optical transistors are expected to enable the fabrication of an entirely new high-

speed generation of "polymer" computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

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

Develop Electro-Optic Product Devices

We intend to utilize our proprietary technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications and government. We expect our initial product device line to include high speed 40Gb/s and 100Gb/s modulators and system applications.

Continue to Develop Proprietary Intellectual Property

We plan to advance our core competence in electro-optic polymer technology by continuing to develop proprietary materials, processes, designs and devices. We also plan to protect our technology by filing patent applications where appropriate, obtaining exclusive technology rights where available, and taking other appropriate steps to secure and protect our intellectual property.

Streamline Our Product Development Process

We intend to streamline our development process and to design, fabricate and test proprietary materials and potential electro-optic polymer devices in order to position our Company to take advantage of emerging market opportunities.

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

Expand Into A State-Of-The-Art Development, Testing and Manufacturing Facility

We plan to expand into a state-of-the-art development, testing and manufacturing facility in order to advance our technology platforms, attract additional key industry talent, streamline our product development processes and minimize our time to market. We have already begun to integrate our operations with respect to streamlining our product development process and minimizing the time to market for our potential products through a multifaceted approach to material development. We are able to accomplish this because our technology provides us with the flexibility to create tailored material properties for a multitude of specific applications, and also to allow for the specific tailoring of materials for compatibility with silicon, glass, metals or many polymers.

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

Our Current Strategic Partners

Photon-X, LCC

 Photon-X, LLC, is a technology solutions provider for polymer waveguides that works in conjunction with various government agencies. In connection therewith, we will provide Photon-X with our unique polymeric material to be tested and used on certain niche devices for anticipated military and commercial applications.  If the tests are successful, our management believes that our alliance with Photon-X will serve to simultaneously lead its commercialization as well as publicly validate its scientific findings, creating a new standard in electro-optic polymers.

The University of Alabama

The University of Alabama Department of Chemistry specializes in novel approaches to solving complex chemical problems with a focus on new or unusual bonding arrangements. The research group couples extraordinary synthetic skills with novel structures using of a variety of physical techniques as well as theoretical/computational methods. The Department of Chemistry is well equipped for modern research.

The City University of New York (CUNY)

The City University of New York (CUNY) Laboratory for Nano and Micro Photonics (LaNMP) has developed technology to fabricate high index contrast slot waveguides using organic composites of inorganic nanoparticles.  These devices take advantage of the high index contrast to concentrate optical power into the composite materials of the waveguide itself, thus enhancing the non-linear optical response. The group has exploited this effect to build optical devices with specific optical responses such as lasing, optical switching, optical amplification and others.

Lehigh University

Lehigh University Center for Optical Technologies is a multi-institutional initiative with a charter to advance research and applications of optical and optoelectronic technologies. Currently, the three primary research focus areas are optoelectronics, all-optical functionalities, and biophotonics involving applications of nonlinear optics for material characterization involving second and third order nonlinear optical effects.

Perdix

In August 2009, we retained Perdix, Inc. located in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. Perdix, Inc. provides engineering, research, and development services for government and industry in the optics and optics related industries. In addition to optical design, science, and technology, its specific strength is materials science as applied toward novel optical device design and development. They have significant expertise in the liquid crystal, polymer, nanocomposite, and nonlinear optical materials field. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition.

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

These predictions were validated in 2006 by independent tests performed on our patented and patent-pending electro-optic materials at the University of Arizona, which performed approximately seven times better than other competitive technologies.

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

Other than our own Company, we are aware of only one other company, Gigoptix, Inc. who reorganized with Lumera Corporation in December 2008.  They have designed and patented potentially commercially feasible electro-optic polymers and  hold an exclusive license to all electro-optic polymeric technology developed within the University of Washington.

As one of only two companies known to us that are actively pursuing the development of high-performance electro-optic materials for application and development in the high-speed telecommunication markets, we believe that upon the commercialization of our technology, that we will be poised to obtain a significant portion of the component manufacturing market.  Electro-optic polymers demonstrate several advantages over other technologies, such as crystalline-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements. Our electro-optic polymers are CSC model molecules that have demonstrated significant stability advantages over our sole known competitor's materials.  In the expectation of becoming the sole producer of high-performance, high-stability electro-optic materials, we hope to capture all or some of this potential electro-optic component market.

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

Our Laboratory Facilities

Our Company operates an organic synthesis and thin-films laboratory in Wilmington, Delaware. These facilities include equipment such as  NMR, IR, UV/VIS and HPLC analytical systems, profilometry evaluation and electro-optic (r33) materials characterization necessary to produce next generation fiber-optic organic materials.  We also utilize an electro-optic test facility in conjunction with local universities to perform critical evaluation tests (eg. R33) on our polymer material films and future electro-optic devices, such as our waveguides, modulators, and all-optical transistors.

Item 1A.

Risk Factors.

Investing in our common stock is risky. In addition to the other information contained in this annual report, you should consider carefully the following risk factors in evaluating us and our business. If any of the possible negative events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $3,713,232 for the year ended December 31, 2010 and $2,721,871 for the year ended December 31, 2009. We anticipate that we will continue to incur operating losses through at least 2011.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements which states that our significant losses and negative cash flow during our development stage raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully complete our development program and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities and achieving a level of revenue adequate to support our cost structure. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

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

•

continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer based materials;

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

We plan to sell many of our products directly to commercial customers or through potential industry partners. For example, we expect to sell our electro-optic plastic products to electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales.

The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

Our future growth will suffer if we do not achieve sufficient market acceptance of our electro-optic plastic products.

We are developing our electro-optic polymer products to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. All of our potential products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products

Achieving market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by customers and to compete effectively would harm our operating results.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through August 2011, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. We currently have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

We may incur debt in the future that might be secured with our intellectual property as collateral, which could subject our Company to the risk of loss of all of our intellectual property.

If we incur debt in the future, we may be required to secure the debt with our intellectual property, including all of our patents and patents pending. In the event we default on the debt, we could incur the loss of all of our intellectual property, which would materially and adversely affect our Company and cause you to lose your entire investment in our Company.

Our quarter-to-quarter performance may vary substantially, and this variance, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly James S. Marcelli, our Chief Executive Officer and Dr. David F. Eaton our Chief Technology Officer. Accordingly, the loss of the services of any of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

We lack the internal ability to manufacture products at a level beyond the stage of early commercial introduction. To the extent we do not have an outside vendor to manufacture our products, we will have to increase our internal production capacity and we will be required to expand our existing facilities or to lease new facilities or to acquire entities with additional production capacities. These activities would require us to make significant capital investments and may require us to seek additional equity or debt financing. We cannot assure you that such financing would be available to us when needed on acceptable terms, or at all. Further, we cannot assure you that any increased demand for our potential products would continue for a sufficient period of time to recoup our capital investments associated with increasing our internal production capacity.

In addition, we do not have experience manufacturing our potential products in large quantities. In the event of significant demand for our potential products, large-scale production might prove more difficult or costly than we anticipate and lead to quality control issues and production delays.

We may not be able to manufacture products at competitive prices.

To date, we have produced limited quantities of products for research, development, demonstration and prototype purposes. The cost per unit for these products currently exceeds the price at which we could expect to profitably sell them. If we cannot substantially lower our cost of production as we move into sales of products in commercial quantities, our financial results will be harmed.

We conduct significantly all of our research and development activities at a single facility, and circumstances beyond our control may result in considerable interruptions.

We conduct significantly all of our research and development activities at a single facility. A disaster such as a fire, flood or severe storm at or near this facility could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business.

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

Shares Eligible for Future Sale May Adversely Affect the Market

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, pursuant to recent amendments to Rule 144, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

There Is A Limited Market For Our Common Stock Which May Make It More Difficult For You To Sell Your Stock

Our Company’s common stock is quoted on the OTC Bulletin Board under the symbol "LWLG.OB." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

Our Company’s Stock Price May Be Volatile

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•

technological innovations or new products and services by our Company or our competitors;

•

additions or departures of key personnel;

•

sales of our Company’s common stock;

•

our Company’s ability to integrate operations, technology, products and services;

•

our Company’s ability to execute our business plan;

•

operating results below expectations;

•

loss of any strategic relationship;

•

industry developments;

•

economic and other external factors; and

•

period-to-period fluctuations in our Company’s financial results.

Because we have a limited operating history, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Company’s common stock.

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our executive and business office headquarters are located at 121 Continental Drive, Suite 110, Newark, Delaware 19713. We coordinate our operations and market our services from this space. Our annual rent for this space is $9,142.

We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. We operate an organic synthesis and thin-films laboratory from this facility, which has equipment including NMR, IR, UV/VIS and HPLC analytical systems. Our annual rent for the space is $9,393.60.

Item 3.

Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is currently traded under the symbol LWLG on the over-the-counter bulletin board ("OTCBB").

The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		High		Low
		Bid	Ask	Bid	Ask

2009	1st Quarter	$ 0.76	$ 0.85	$ 0.28	$ 0.38
	2nd Quarter	$ 1.06	$ 1.20	$ 0.35	$ 0.40
	3rd Quarter	$ 0.97	$ 0.99	$ 0.60	$ 0.66
	4th Quarter	$ 2.57	$ 2.65	$ 0.96	$ 0.99

2010	1st Quarter	$ 2.30	$ 2.37	$ 1.30	$ 1.35
	2nd Quarter	$ 1.90	$ 2.20	$ 1.28	$ 1.35
	3rd Quarter	$ 1.65	$ 1.80	$ 0.80	$ 0.90
	4th Quarter	$ 1.77	$ 1.90	$ 0.87	$ 1.14

Holders

As of the date of this annual report, we have a total of 43,966,042 shares of common stock outstanding, held of record by approximately 2,550 shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	3,897,000	$1.20	1,707,450
Equity compensation plans not approved by security holders (2)	2,704,000	$0.67	0
Total	6,601,000	$0.99	1,707,450

1.

Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We have reserved 6,500,000 shares of common stock for such persons pursuant to that plan.

2.

Comprised of common stock purchase warrants we issued for services.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

FY 2010	Common stock – 962,200 shares of common stock at $0.25 per share for aggregate proceeds of $240,550 pursuant to warrant and option exercises.

Common stock – 10,000 shares of common stock at $0.345 per share for aggregate proceeds of $3,450 pursuant to a warrant exercise.

Common stock – 25,000 shares of common stock at $0.50 per share for aggregate proceeds of $12,500 pursuant to a warrant exercise.

Common stock – 282,500 shares of common stock at $1.00 per share for aggregate proceeds of $282,500 pursuant to a warrant exercise.

3rd/4th FQ 2010	Common stock/Warrants - 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock for aggregate proceeds of $1,500,000 pursuant to a private offering.

Securities issued for services

Date	Security

January 2010	Warrant - 650,000 shares of common stock at $1.51 per share for director services.

March 2010	Warrant - 150,000 shares of common stock at $0.25 per share for consulting services.

August 2010	Common stock - 4,800 shares of common stock for $6,000 in services.

November 2010	Common stock - 5,000 shares of common stock for $4,650 in services.

December 2010	Common stock - 10,000 shares of common stock for $12,000 in services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

June 2010	Stock options - 100,000 shares of common stock at $1.50 per share.

December 2010	Stock options - 585,000 shares of common stock at $1.00 per share.

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

We are a development stage research and development company. We have developed and are continuing to develop Application Specific Electro-Optic Polymers (ASEOP) and Non-Linear All-Optical Polymers (NLAOP) which have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices. We engineer our proprietary electro-optic polymers at the molecular level for superior performance, stability, cost-efficiency and ease of processability. We expect our NLAOP polymers to broadly replace more expensive, lower-performance materials that are currently used in, telecommunication, data communications, computing, photovoltaic cells, wireless and satellite communication networks.

In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable.  The actual conversion of electricity to an optical signal may be performed by a molecularly-engineered material known as an electro-optic polymer.

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. Recent results, independently confirmed by the University of Arizona, have demonstrated that the molecular performance of some of our Company's molecular designs perform 650% better than competitive electro-optic compounds.

Our non-linear all optical polymers have demonstrated resonantly enhanced Third-order properties about 2,630 times larger than fused silica which means that they are very photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

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

•

Solar Panels (Photovoltaic cells)

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

Plan of Operation

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential products. We are devoting significant resources to engineer next-generation electro-optic polymers for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

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

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine TM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 which exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our  TM  materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine TM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine TM materials can successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

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

In November 2009 we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how Lightwave’s material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of Lightwave’s electro-optic polymer and Lightwave’s recent demonstration that its proprietary Perkinamine TM materials can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

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

In October of 2010 we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with with Celestech, Inc. of Chantilley, Virginia.  This project will incorporate one of our Company’s advanced electro-optical polymer materials.

In October of 2010 we announced the results of testing performed by Lehigh University which demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NR TM chromophore class.  Leghigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

In March 2011 we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices.

In March 2011 the United States Patent Office granted our Company 2 patents:  US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our Perkinamine TM chromophores and US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our Perkinamine NR TM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor.

In March 2011 we announced a two year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our Perkinamine TM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infra-red into the near ultraviolet.  The University intends to explore how to efficiently capture a wide range of solar radiation with our material.

We ultimately intend to use our next-generation electro-optic polymers for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Optical Interconnects

•

Optical Computing

•

Entertainment

•

Medical Applications

•

Solar Panels (Photovoltaic cells)

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in

2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants.  During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company.

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

Results of Operations

Comparison of fiscal 2010 to fiscal 2009

Revenues

The Company is a development stage company that commenced its first development revenue project resulting in net revenues of $3,200 for the year ended December 31, 2010.  Revenues are less than projected due to the slower than expected approval cycle of our design concept.  There were no revenues during 2009.

Operating Expenses

Our operating expenses were $3,716,071 and $2,720,884 for the years ended December 31, 2010 and 2009, respectively, for an increase of $995,187.  This increase in operating expenses was due primarily to the non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair, increases in laboratory electro-optic material and device development and testing expenses and investor relations expenses and the current year expenses for the stockholder annual meeting partially offset by a decrease in management fees and a decrease in accounting fees.

Included in our operating expenses for the year ended December 31, 2010 was $1,709,171 for research and development expenses compared to $1,662,813 for the year ended December 31, 2009, for an increase of $46,358. This is primarily due to an increase in laboratory electro-optic material and device development and testing expenses of $38,411, from $150,737 for the year ended December 31, 2009 to $189,148 for the year ended December 31, 2010 and an increase in non cash research and development depreciation of $12,373 from $16,779 for the year ended December 31, 2009 to $29,152 for the year ended December 31, 2010.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research and product development activities; laboratory operations, outsourced prototype electro-optic device development and processing work; customer testing; material testing; fees; costs; and related operating expenses.

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

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.  During the current period the Company held an annual stockholder’s meeting.

General and administrative expenses increased $948,829 to $2,006,900 for the year ended December 31, 2010 compared to $1,058,071 for the year ended December 31, 2009. The increase is due primarily to non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair and an increase in investor relations expenditures and the expenses for the annual meeting in the current period partially offset by a decrease in management fees and a decrease in accounting fees.

Management fees decreased $55,330 to $0 from $55,330 for the year ended December 31, 2010 since the Company decided not to renew its management contract on February 28, 2009. Legal fees decreased $25,695 to $75,743 for the year ended December 31, 2010 compared to $101,438 for the year ended December 31, 2009.

Accounting fees decreased $37,000 to $42,000 for the year ended December 31, 2010 compared to $79,000 for the year ended December 31, 2009 since the operations for the year ended December 31, 2009 included fees associated with startup, preparation of the 2008 10-K, resolution of prior payroll tax filing issues primarily associated with the October 2006 reorganization and other accounting issues.

Non cash amortization of warrants for accounting and administrative services increased $35,576 from $177,883 for the year ended December 31, 2009 to $213,459 for the year ended December 31, 2010 since the agreement for accounting services commenced during the first quarter of 2009.

Non cash stock compensation increased by $888,305 to $1,323,303 for the year ended December 31, 2010 compared to $434,998 for the year ended December 31, 2009.  The stock compensation for the year ended December 31, 2010 included the aforementioned non cash amortization of warrants for accounting and administrative expenses. This total increase in stock compensation is primarily due to the non cash amortization of warrants of $580,167 as part of the employment agreement entered into with the Company’s new Chair during 2010.  The stock compensation for the year ended December 31, 2010 also included $214,063 in non cash amortization of warrants for a financial advisory board member.

Travel expenses increased $34,550 to $100,142 in 2010 compared to $65,592 in 2009 primarily for the additional travel to investor conferences as well as for customer development.

Investor relations expenses increased by $80,769 from $64,662 for the year ended December 31, 2009 to $145,431 for the year ended December 31, 2010 to expand the Company’s exposure to a broader base of investors.

Included in the results of operations for the year ended December 31, 2010 are expenses totaling $39,858 for the Company’s annual stockholder meeting.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $3,713,232 and $2,721,871 for the years ended December 31, 2010 and 2009, respectively, for an increase of $991,361, due primarily to non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair, increases in laboratory electro-optic material and device prototype, development and testing expenses and investor relations expenses and the current year expenses for the stockholder annual meeting partially offset by a decrease in management fees and a decrease in accounting fees.

Significant Accounting Policies

Our Company's accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

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

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010 and 2009: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 123% and 134% in 2010 and between 127% and 141% in 2009, risk-free interest rate between 1.64% and 2.55% in 2010 and between 0.03% and 2.81% in 2009 and expected option life of three to five years in 2010 and one month to five years in 2009.

As of December 31, 2010, there was $1,605,156 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2013.

Liquidity and Capital Resources

During the year ended December 31, 2010, net cash used in operating activities was $1,436,681 and net cash used in investing activities was $108,441, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2010 was $2,039,000.  At December 31, 2010, our cash and cash equivalents totaled $953,867, our assets totaled $1,471,633, our liabilities totaled $116,012, and we had stockholders’ equity of $1,355,621.

During the year ended December 31, 2009, net cash used in operating activities was $1,107,975 and net cash used in investing activities was $108,132, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities during 2009 was $1,587,872.  At December 31, 2009, our cash and cash equivalents totaled $459,989, our assets totaled $878,664, our liabilities totaled $131,676, and we had stockholders’ equity of $746,988.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $1,500,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during the latter portion of 2011.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through August 2011, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. If adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase during 2011 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2010

Net cash used in operating activities was $1,436,681 for the year ended December 31, 2010, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $1,007,689 in warrants issued for services, $1,252,526 in options issued for services, $22,650 in common stock issued for services, $37,500 in amortization of prepaid expenses, $30,166 in depreciation expense, ($58,316) in prepaid expenses and ($15,664) in accounts payable and accrued expenses.

Net cash used by investing activities was $108,441 for the year ended December 31, 2010, consisting of the purchase of intangibles (patents) for $84,794 and $23,647 in asset additions for the lab facility.

Net cash provided by financing activities was $2,039,000 for the year ended December 31, 2010 and consisted of $1,500,000 from the issuance of common stock under private placement and $539,000 proceeds from the exercise of warrants.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

Not Applicable

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term/Period Served

James S. Marcelli	63	Director, Chief Executive Officer, President	1 yr./Since 2008
Frederick J. Goetz, Jr.	35	Director, Senior Vice President & Co-Founder	1 yr./Since 2004
David F. Eaton	64	Chief Technology Officer
Andrew J. Ashton	34	Director, Senior Vice President & Co-Founder, Treasurer, Secretary	1 yr./Since 2004
Terry Turpin	68	Optical Computing Guru(1)	Since March 2008
Philips W. Smith	73	Non-Executive Chair of the Board of Directors	1 yr./Since 2010
Ross Fasick	78	Director	1 yr./Since 2008
William C. Pickett, III	67	Director	1 yr./Since 2008
Thomas E. Zelibor	56	Director	1 yr./Since 2008

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

Mr. Frederick J. Goetz, Jr. Mr. Goetz has served as an officer and director of our Company since July 2004. He is a leader in the corporate coding and operation of electrostatic simulation software for nonlinear optic materials development and aids in the development of novel molecular designs and quantum mechanical interpretation at our Company. Prior to joining our Company, Mr. Goetz began his career at Lawrence Berkeley Laboratory and the Army Research Laboratory on Aberdeen Proving Grounds after graduating first in his class in physics from the University of Delaware in 1997. He holds a degree in physics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, no officer, director and/or beneficial owner of more than 10% of our Common Stock, failed to file on a timely basis reports as required by Section 16(a) of the Exchange Act during the period covered by this report.

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

Audit Committee

The Company does not have a separately designated standing audit committee in place; the Company’s entire board of directors served, and currently serves, in that capacity. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our board of directors will continue to evaluate, from time to time, whether a separately designated standing audit committee should be put in place. Mr. William C. Pickett, III serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

James S. Marcelli CEO, President Director(1)	2010 2009	184,833 174,000	0 14,500	0 0	541,667 516,233	1,200 7,200	727,700 711,933

Frederick J. Goetz, Jr., Senior Vice President & Co-Founder, Director (2)	2010 2009	96,000 96,000	0 0	0 0	0 13,206	0 0	96,000 109,206

Andrew J. Ashton, Senior Vice President & Co-Founder Treasurer, Secretary, Director (3)	2010 2009	96,000 96,000	0 0	0 0	0 13,206	0 0	96,000 109,206

David F. Eaton, Chief Technology Officer (4)	2010 2009	57,000 48,250	0 0	0 58,000	181,457 99,617	0 13,206	238,457 219,073

(1)

Pursuant to an employment agreement, effective August 1, 2010, Mr. Marcelli receives a salary of $16,667 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. Pursuant to a previous employment agreement, Mr. Marcelli received a salary of $14,500 per month, a $600 per month offsite car allowance which ended February 28, 2010, 200,000 shares of restricted stock in 2008, and an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. In 2009 Mr. Marcelli received a bonus of $14,500 and the right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.  Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options.

(2)

Mr. Goetz receives an annual salary of $96,000. In January 2009 Mr. Goetz received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(3)

Mr. Ashton receives an annual salary of $96,000.  In January 2009, Mr. Ashton received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share.

(4)

Pursuant to an employment agreement, as amended, Dr. Eaton receives $500 per day. In January 2009 Dr. Eaton received a right to purchase 40,000 shares of restricted stock at an exercise price of $0.25 per share and 100,000 shares of restricted stock.  The values described in column (f) and (i) reflect vested options and warrants.  On December 13, 2010, Dr. Eaton was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.00 per share.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2010, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number Of Shares Or Units Of Stock That Have Not Vested (#) (g)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($) (j)

James S. Marcelli CEO, President Director(1)	25.000 787,500	75,000 262,500	---	1.50 1.75	7/31/15 07/31/2013	---	---	---	---
Frederick J. Goetz, Jr., Chief Science Officer, Director	---	---	---	---	---	---	---	---	---
Andrew J. Ashton, Treasurer, Sr. VP, Secretary Director	---	---	---	---	---	---	---	---	---
David F. Eaton, Chief Technology Officer	75,000 501,000	75,000 ---	--- ---	1.00 0.72	12/12/15 11/17/2012	---	---	---	---

(1)

On August 1, 2008 Mr. Marcelli received an option to purchase up to 1,050,000 shares of company common stock. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008.  On August 1, 2010, Mr. Marcelli received an option to purchase up to 100,000 shares of company common stock. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010.

(2)

On November 17, 2007 Dr. Eaton was awarded an option to purchase up to 501,000 shares of common stock at an exercise price of $.72 per share. On December 13, 2010, Dr. Eaton was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.00 per share which vest as follows: 75,000 shares vest immediately and 75,000 shares vest six months from December 13, 2010.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)

Ross Fasick (1)	--	--	112,155	--	--	0	112,155

William C. Pickett, III (2)	--	--	87,921	--	--	0	87,921

Philips W. Smith (3)	--	--	0	--	--	580,167	580,167

Thomas E. Zelibor (4)	--	--	108,002	--	--	0	108,002

(1)

On July 21, 2008, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 21, 2009. On August 29, 2008, Mr. Fasick received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On December 13, 2010, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.

(2)

On January 8, 2008, Mr. Pickett received an option to purchase up to 100,000 shares of company stock at an exercise price of $.72 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on January 8, 2009. On August 29, 2008, Mr. Pickett received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 137,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008. Mr. Pickett was awarded 250,000 options instead of 150,000 options on August 29, 2008 in recognition of the additional assistance he provided to the Company during his initial tenure as a director.  On December 13, 2010, Mr. Pickett received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.

(3)

On January 13, 2010, Mr. Smith received a warrant to purchase up to 650,000 shares of company stock at an exercise price of $1.51 that vest pursuant to the following schedule: 162,500 warrants vested immediately; and the remaining warrants vest in 3 equal annual installments of 162,500 warrants per year commencing on January 13, 2011.

(4)

On July 11, 2008, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 11, 2009. On August 29, 2008, Mr. Zelibor received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vested immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On December 13, 2010, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.

(5)

The values described in this column reflect vested Options.

(6)

The values described in this column reflect vested Warrants.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership(3)		% of Class Owned (5)

Frederick J. Goetz, Jr. (2)	3,278,915		7.46%

Frederick J. Goetz (2)	6,496,667	(4)	14.78%

Mary Goetz (2)	6,496,667	(4)	14.78%

Andrew J. Ashton	2,981,667		6.78%

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

(5)

Based on 43,966,042 shares of common stock outstanding on March 30, 2011. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 30, 2011, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)

James S. Marcelli Director, Chief Executive Officer, President	1,252,500	(5)	2.85%

Frederick J. Goetz, Jr. Director, Chief Science Officer	3,278,915		7.46%

Andrew J. Ashton Director, Executive Vice President, Treasurer, Secretary	2,981,667		6.78%

David F. Eaton, Chief Technology officer	826,000	(6)	1.88%

Ross Fasick Director	491,500	(7)	1.12%

William C. Pickett, III Director	358,050	(8)	*

Philips W. Smith Non-Executive Chair Of The Board Of Directors	325,000	(9)	*

Thomas E. Zelibor Director	252,500	(10)	*

Directors and Officers as a Group (8 Persons)	9,766,132		22.21%

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

(3)

Based on 43,966,042 shares of common stock outstanding on March 30, 2011. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 240,000 shares of common stock and an option to purchase up to 1,012,500 shares of common stock exercisable within 60 days from the date hereof.

(6)

Consists of 250,000 shares of common stock; an option to purchase up to 576,000 shares of common stock exercisable within 60 days from the date hereof.

(7)

Consists of 279,000 shares of common stock; an option to purchase up to 212,500 shares of common stock exercisable within 60 days from the date hereof.

(8)

Consists of 20,550 shares of common stock; and an option to purchase up to 337,500 shares of common stock exercisable within 60 days from the date hereof.

(9)

Consists of a warrant to purchase up to 325,000 shares of common stock exercisable within 60 days from the date hereof.

(10)

Consists of 40,000 shares of common stock; and an option to purchase up to 212,500 shares of common stock exercisable within 60 days from the date hereof.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

On January 8, 2010, Thomas P. Smith resigned as a member of the registrant’s board of directors, and on January 8, 2010, the registrant’s board of directors invited Mr. Philips W. Smith to be appointed as a member of the registrant’s board of directors and as the registrant’s full-time non-executive chair of the board of directors, and on January 13, 2010, Mr. Smith accepted the invitation to be appointed to those positions with the registrant. Mr. Philips W. Smith is the father of then board member Thomas P. Smith. In exchange for serving as a member of the registrant’s board of directors and as non-executive chair of the board of directors, Mr. Smith received as compensation a warrant to purchase up to 650,000 shares of the Company’s common stock at an exercise price of $1.51 per share for a period of up to five years.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2010 and 2009 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $45,700 for the year ended December 31, 2010; and $45,450 for the year ended December 31, 2009.

Audit-Related Fees.

Fees billed for the years ended December 31, 2010 and December 31, 2009 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2010 and $1,500 for the year ended December 31, 2009.

Tax Fees.

Fees billed for the year ended December 31, 2010 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2009 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2010 and December 31, 2009 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $550 for the year ended December 31, 2010 (for annual shareholder meeting attendance) and $0 for the year ended December 31, 2009.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2010 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.

Exhibits And Financial Statement Schedules

(a)

The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Comprehensive Loss

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

The following exhibits are filed as part of this report.

3(i).1	Articles of Incorporation (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
3(i).2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
3(ii).1	Bylaws (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.1	Employment Agreement - Frederick J. Goetz, Jr. (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.2	Employment Agreement – Andrew J. Ashton (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.3	Employment Agreement – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed August 5, 2008).
10.4	Employment Agreement Renewal – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed June 22, 2010).
10.5	Employment Agreement – David F. Eaton (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.6	Employment Agreement Amendment – David F. Eaton (included herein).
10.7	Employment Agreement – Terry Turpin (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.8	Employment Agreement Amendment – Terry Turpin (included herein).
10.9	Employee Agreement – Philips W. Smith (incorporated by reference to the Company’s Form 8-K filed January 13, 2010).
10.10	Director Agreement – William C. Pickett, III (incorporated by reference to the Company’s Form 8-K filed March 26, 2008).

10.11	Director Agreement – Ross Fasick (incorporated by reference to the Company’s Form 8-K filed July 22, 2008).
10.12	Director Agreement – Thomas E. Zelibor (incorporated by reference to the Company’s Form 8-K filed July 14, 2008).
10.13	Photon-X, LLC Memorandum of Understanding (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.14	Triple Play Communications Corporation Agreement (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.15	2007 Employee Stock Plan (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
10.16	2007 Employee Stock Plan Amendment (incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement filed on June 16, 2010).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company (included herein).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company (included herein).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company (included herein).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company (included herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By: /s/ James S. Marcelli James S. Marcelli,
Chief Executive Officer, President and Director

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

James S. Marcelli	Chief Executive Officer Director	March 31, 2011

Frederick J. Goetz, Jr.	Senior Vice President & Co-Founder, Director	March 31, 2011

Andrew J. Ashton	Senior Vice President & Co-Founder, Treasurer, Secretary, Director	March 31, 2011

Philips W. Smith	Non-Executive Chair of The Board of Directors	March 31, 2011

Ross Fasick	Director	March 31, 2011

William C. Pickett, III	Director	March 31, 2011

Thomas E. Zelibor	Director	March 31, 2011

Appendix A

Financial Statements.

The following Audited Financial Statements are filed as part of this Form 10-K Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4 – F-6

STATEMENTS OF CASH FLOWS	F-7 – F-8

NOTES TO FINANCIAL STATEMENTS	F-9 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Wilmington, Delaware

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2010 and 2009 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2010. As discussed in Note 2 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 31, 2011

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$953,867	$459,989
Prepaid expenses	74,189	53,373
	1,028,056	513,362

PROPERTY AND EQUIPMENT - NET	97,568	104,087

OTHER ASSETS
Intangible assets	346,009	261,215

TOTAL ASSETS	$1,471,633	$878,664

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$56,459	$70,730
Accounts payable - related party	9,760	12,121
Accrued expenses	49,793	48,825

TOTAL LIABILITIES	116,012	131,676

CONTINGENCY	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
43,966,042 and 41,166,542 issued and outstanding at
December 31, 2010 and December 31, 2009	43,966	41,167
Additional paid-in-capital	21,704,361	17,385,295
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(20,376,879)	(16,663,647)

TOTAL STOCKHOLDERS' EQUITY	1,355,621	746,988

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,471,633	$878,664

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR YEARS ENDING

DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2010	December 31, 2009

NET SALES	$3,200	$3,200	$-

COST AND EXPENSE
Research and development	8,981,884	1,709,171	1,662,813
General and administrative	11,351,364	2,006,900	1,058,071
	20,333,248	3,716,071	2,720,884

LOSS FROM OPERATIONS	(20,330,048)	(3,712,871)	(2,720,884)

OTHER INCOME (EXPENSE)
Interest income	30,123	196	493
Dividend income	1,551	-	-
Realized gain (loss) on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Interest expense	(35,553)	(557)	(1,480)

NET LOSS	$(20,376,879)	$(3,713,232)	$(2,721,871)

Basic and Diluted Loss per Share		$(0.09)	$(0.07)

Basic and Diluted Weighted Average Number of Shares		42,253,450	39,431,766

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2010

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2010 (CONTINUED)

				Receivable for			Unrealized			Deficit Accumulated
	Number of	Common	Paid-in	Issuance of		Deferred	Loss	Accumulated		During
	Shares	Stock	Capital	Common Stock		Charges	On Securities	Deficit		Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	27,889	$5,966,430	$-		$-	$(26,000)	$(15,827)		$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-		-	-	-		-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-		-	-	-		-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-		-	-	-		-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-		-	-	-		-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-		-	-	-		-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900	-		-	-	-		-	35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-		-	-	-		-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-		-	-	-		-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-		-	-	-		-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-		-	-	-		-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-		-	-	-		-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-		-	-	-		-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-		-	-	-		-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-		-	-	-		-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-		-	-	-		-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-		-	-	-		-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-		-	-	-		-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-		-	-	-		-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-		-	-	-		-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-		-	-	-		-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-		-	-	-		-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-		(928,000)	-	-		-	(928,000)
Amortization of deferred charges	-	-	-	-		773,333	-	-		-	773,333
Unrealized gain (loss) on securities	-	-	-	-		-	(32,610)	-		-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-		-	-	-		(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	$10,449,763	$-		$(154,667)	$(58,610)	$(15,827)		$(9,601,169)	$653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-		-	-	-		-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-		-	-	-		-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-		-	-	-		-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-		-	-	-		-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629								160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-		-	-	-		-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-		-	-	-		-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-		-	-	-		-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-		-	-	-		-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-		-	-	-		-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-		-	-	-		-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-		-	-	-		-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-		-	-	-		-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-		-	-	-		-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	#	-	-	-	#	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	#	-	-	-	#	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-		-	-	-		-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-		(332,000)	-	-		-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-		-	-	-		-	976,193
Amortization of deferred charges	-	-	-	-		431,337	-	-		-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)		-	-	-		-	(12,500)
Realized loss reclassification	-	-	-	-		-	58,610	-		-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-		-	-	-		(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)		$ (55,330)	$ -	$ (15,827)		$ (13,941,776)	$ 206,538

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2010 (CONTINUED)

				Receivable			Deficit
				for Issuance			Accumulated
	Number of	Common	Paid-in	of Common	Deferred	Accumulated	During
	Shares	Stock	Capital	Stock	Charges	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	(12,500)	$ (55,330)	$ (15,827)	$ (13,941,776)	206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555					319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645					355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855					50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	$ 41,167	$ 17,385,295	-	$ -	$ (15,827)	$ (16,663,647)	746,988

Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	174,866	-	-	-	-	174,866
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	14,873	-	-	-	-	14,873
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	74,061	-	-	-	-	74,061
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	643,812	-	-	-	-	643,812
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	31,478	-	-	-	-	31,478
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	213,459	-	-	-	-	213,459
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			580,167					580,167
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	214,063	-	-	-	-	214,063
Options issued for services in August 2010, vested during 2010, valued at $1.31/share			27,434					27,434
Options issued for services in December 2010, vested during 2010, valued at $1.14/share			286,002					286,002
Exercise of warrants at $0.25/share	947,200	947	235,853					236,800
Exercise of options at $0.25/share	15,000	15	3,735					3,750
Exercise of warrants at $0.345/share	10,000	10	3,440					3,450
Exercise of warrants at $0.50/share	25,000	25	12,475					12,500
Exercise of warrants at $1.00/share	282,500	283	282,218					282,500
Common stock issued in private placement during 2010 at $1.00/share	1,500,000	1,500	1,498,500					1,500,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996					6,000
Common stock issued for services in November 2010, valued at $0.93/share	5,000	5	4,645					4,650
Common stock issued for services in December 2010, valued at $01.20/share	10,000	10	11,990					12,000
Net loss for the year ending December 31, 2010	-	-	-	-	-	-	(3,713,232)	(3,713,232)

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2010	December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,376,879)	$(3,713,232)	$(2,721,871)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	55,330
Amortization of prepaid expenses	75,000	37,500	37,500
Warrants issued for services	3,248,006	1,007,689	177,881
Stock options issued for services	4,090,738	1,252,526	1,009,051
Common stock issued for services	1,115,942	22,650	128,000
Purchase right agreement amortization	132,058	-	132,058
Depreciation	108,033	30,166	16,972
Realized (gain) loss on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses	(74,189)	(58,316)	(3,675)
Increase (decrease) in liabilities
Accounts payable	189,375	(14,271)	53,081
Accounts payable - related party	9,760	(2,361)	4,949
Accrued expenses	36,407	968	2,749

Net cash used in operating activities	(7,088,302)	(1,436,681)	(1,107,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(346,009)	(84,794)	(48,799)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(168,351)	(23,647)	(59,333)

Net cash (used in) provided by investing activities	(410,449)	(108,441)	(108,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	6,495,524	1,500,000	855,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	1,577,004	539,000	675,234
Issuance of common stock, exercise of purchase right agreement	45,138	-	45,138
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	12,500
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	8,447,261	2,039,000	1,587,872

NET INCREASE IN CASH AND CASH EQUIVALENTS	948,509	493,878	371,764

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	459,989	88,225

CASH AND CASH EQUIVALENTS - END OF PERIOD	$953,867	$953,867	$459,989

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR YEARS ENDING

DECEMBER 31, 2010 AND 2009 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2010

	Cumulative		For the	For the
	Since		Year Ending	Year Ending
	Inception		December 31, 2010	December 31, 2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$22,944		$557	$1,480

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400		$-	$-

Warrants issued in exchange for deferred charges	$1,581,056		$-	$-

Common stock issued as settlement for accounts payable	$74,708	$		$45,000

Realized loss reclassification	$-		$-	$-

Accrued interest contributed as capital	$35,624		$-	$-

Common stock issued in the conversion of notes payable	$529,000		$-	$-

Acquisition of automobile through loan payable	$24,643		$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000		$-	$-

Insurance company pay off of note payable	$9,673		$-	$-

Receivable for issuance of common stock	$10,000			$10,000

Contribution of officer accrued payroll	$52,129			$52,129

Common stock issued for prepaid expense	$75,000			$75,000

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2010, the Company has deposits with Wells Fargo Bank, N.A. that exceed the FDIC deposit insurance coverage of $250,000.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

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

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net loss.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications were made to the 2009 financial statements in order to conform to the 2010 financial statement presentation.

Recently Adopted Accounting Pronouncements

As of December 31, 2010 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company is in the development stage at December 31, 2010.  Currently, the Company expects to have sufficient funds based on its adjusted budget to maintain its operations through August 2011. The exercise of existing outstanding warrants which are due to expire during 2011 should provide the Company with the necessary funds to maintain its operations through December 2011. Management believes the Company’s business model is attractive enough to investors to raise necessary capital to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level. The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers. The Company’s first revenue has been in engineering revenues.  Management believes the Company’s next revenue will be in Application and non-recurring engineering charges, prototype devices and material charges for specialty non-linear applications.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	December 31, 2010	December 31, 2009

Office equipment	$ 12,816	$ 10,768
Lab equipment	151,134	138,397
Furniture	3,494	-
Leasehold improvements	5,368	-
	172,812	149,165
Less: Accumulated depreciation	75,244	45,078

	$ 97,568	$ 104,087

Depreciation expense for the years ending December 31, 2010 and 2009 was $30,166 and $16,972.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has not recorded any amortization expenses since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

NOTE 5 – COMMITMENTS

The Company is obligated under an operating lease for laboratory space expiring June 30, 2011.

Aggregate minimum future lease payments are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2010	$ 4,697

Rent expense approximating $9,257 and $8,823 is included in research and development expenses for the years ended December 31, 2010 and 2009.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.  The reconciliation of the statutory federal rate to the Company’s effective Income tax rate is as follows:

	2010		2009

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$ (1,262,000)	(34)	$ (925,000)	(34)
State tax, net of federal tax effect	(334,000)	(9)	(245,000)	(9)
Non-deductible share-based compensation	244,000	7	72,000	3
Change in valuation allowance	1,352,000	36	1,098,000	40

	$ -	-	$ -	-

The components of deferred tax assets as of December 31, 2010, and December 31, 2009 are as follows:

TEMPORARY:
	2010	2009

Deferred tax asset for NOL carryforwards	$ 6,189,000	$ 4,961,000
Share-based compensation	1,788,000	1,664,000
Accrued expenses	17,000	17,000
Valuation allowance	(7,994,000)	(6,642,000)

	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $7,994,000 and $6,642,000, respectively. The change in the total valuation for the years ended December 31, 2010 and 2009 was an increase of $1,352,000 and $1,098,000, respectively.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 6 – INCOME TAXES (CONTINUED)

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $14,400,000, expiring through the year ending December 31, 2030.  This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2010, the Company had no unrecognized tax benefits and no charge during 2010, and accordingly, the Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.  We do not have an accrual for uncertain tax positions as of December 31, 2010.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7– STOCKHOLDERS’ EQUITY (CONTINUED)

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

 DECEMBER 31, 2010

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

 DECEMBER 31, 2010

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

 DECEMBER 31, 2010

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of December 31, 2010, warrants to purchase 400,000 shares of common stock are still outstanding.

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

 DECEMBER 31, 2010

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.  The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of December 31, 2010.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of December 31, 2010.

During October 2007, the Company issued a warrant to purchase 67,200 shares of common stock at a purchase price of $0.25 per share for consulting services rendered. The warrant was valued at $52,292 using the Black-Scholes Option Pricing Formula. During 2007, the Company recognized $52,292 in consulting expense. In October 2010, the warrant was exercised to purchase 67,200 shares of common stock for proceeds of $16,800.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2009, 2008 and 2007 is $199,233, $286,803 and $41,653. For the year ending December 31, 2010 and 2009, the Company recognized $174,866 and $199,233 of expense.  The options are still outstanding as of December 31, 2010.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $13,582 and $30,750. For the year ending December 31, 2010 and 2009, the Company recognized $14,873 and $13,582 of expense.  The options are still outstanding as of December 31, 2010.

During 2008, the Company issued 690,001 shares of common stock and warrants to purchase 345,001 shares of common stock for proceeds of $414,000 in accordance to a private placement memorandum issued on October 3, 2007.  Pursuant to the terms of the offerings, up to 25 units were offered at the purchase price of $60,000 per unit, with each unit comprised of 100,000 shares and a warrant to purchase 50,000 shares of common stock at $1.00 per share. During 2009 and 2008, the warrant was partially exercised to purchase 25,834 and 20,000 shares of common stock for proceeds of $25,834 and $20,000. In April 2010, the warrant was partially exercised to purchase 282,500 shares of common stock for proceeds of $282,500. During the six month ending June 30, 2010, the remaining warrants to purchase 16,667 shares of common stock expired.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During March 2008, the Company issued 100,000 shares of common stock for legal services to a related party valued at $75,000, fair value.  The Company recognized $75,000 of legal expense for the year ending December 31, 2008.

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of December 31, 2010.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is  $67,840 and $114,519. For the year ending December 31, 2010 and 2009, the Company recognized $74,061 and $67,840 of expense. The options are still outstanding as of December 31, 2010.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2009 and 2008 is $623,246 and $525,263. For the year ending December 31, 2010 and 2009, the Company recognized $643,812 and $623,246 of expense.  The options are still outstanding as of December 31, 2010.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2009 and 2008 is $61,346 and $6,439. For the year ending December 31, 2010 and 2009, the Company recognized $31,478 and $61,346 of expense.  The options are still outstanding as of December 31, 2010.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  For the year ending December 31, 2010 and 2009, the Company recognized $0 and $13,136 of expense.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of December 31, 2010, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  For the year ending December 31, 2010 and 2009, the Company recognized $0 and $9,583 of expense.  The options are still outstanding as of December 31, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

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

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. For the year ending December 31, 2010 and 2009, the Company recognized $213,459 and $177,883 of expense.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of December 31, 2010, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately.  For the year ending December 31, 2010 and 2009, the Company recognized $0 and $21,085 of expense.  The option is still outstanding as of December 31, 2010.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  For the year ending December 31, 2010 and 2009, the Company recognized $37,500 and $37,500 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. For the year ending December 31, 2010 and 2009, the Company recognized $580,167 and $0 of expense. The warrant is still outstanding as of December 31, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  For the year ending December 31, 2010, the Company recognized $214,063 of expense.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing August 1, 2010. For the year ending December 31, 2010, the Company recognized $27,434 of expense. The option is still outstanding as of December 31, 2010.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. For the year ending December 31, 2010, warrants to purchase 375,000 shares of common stock at $1.25 per share remain outstanding.

Effective July 8, 2010, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 3,500,000 to 6,500,000 shares.

During August 2010, the Company issued 4,800 shares of common stock for investor relations services valued at $6,000, fair value.  For the year ending December 31, 2010, the Company recognized $6,000 of investor relations expense.

During December 2010, the Company issued 10,000 shares of common stock for investor relations services valued at $12,000, fair value.  For the year ending December 31, 2010, the Company recognized $12,000 of investor relations expense.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011.    For the year ending December 31, 2010, the Company recognized $156,707 of expense. The options are still outstanding as of December 31, 2010

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010.  For the year ending December 31, 2010, the Company recognized $39,730 of expense. The options are still outstanding as of December 31, 2010.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011.  For the year ending December 31, 2010, the Company recognized $89,565 of expense. The options are still outstanding as of December 31, 2010.

In November 2010, 5,000 shares of common stock were issued for investor relation services valued at $4,650, fair value.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2010 and 2009: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 123% and 134% in 2010 and between 127% and 141% in 2009, risk-free interest rate between 1.64% and 2.55% in 2010 and between 0.03% and 2.81% in 2009 and expected option life of three to five years in 2010 and one month to five years in 2009.

As of December 31, 2010, there was $1,605,156 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2013.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68

Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83

Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48

Granted	3,495,001	$ 0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$ 0.001-$1.75	$ 0.79

Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,204,451)	$ 0.25-$1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$ 0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$ 0.25-$1.75	$ 0.83

Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$ 0.25-$1.75	$ 1.00

Exercisable, December 31, 2010	5,551,000	$ 0.25-$1.75	$ 0.90

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 DECEMBER 31, 2010

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
Weighted Average
	Number Outstanding	Weighted Average	Exercise Price of
Range of	Currently Exercisable	Remaining	Options and Warrants
Exercise Prices	at December 31, 2010	Contractual Life	Currently Exercisable

$0.25 - $1.75	5,551,000	2.6	$ 0.90

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

 DECEMBER 31, 2010

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

At December 31, 2010 the Company has accrued salaries to one officer and two beneficial owners of $45,838.

NOTE 11 – SUBSEQUENT EVENTS

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.

In February 2011, the United States Patent and Trademark Office issued patent number 7894695 for the spacer 11,666,399 patent application.

In March 2011, the United States Patent and Trademark Office sent an issue notification projecting to issue patent number 7919619 on April 5, 2011 for the Chromophore 11,666,320 patent application.