Form 10-Q
period 2011-03-31
Lightwave Logic, Inc.
filed 2011-05-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of May 16, 2011 was 44,126,872.

1

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

3

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF STOCKHOLDERS’ EQUITY	7 - 10

STATEMENTS OF CASH FLOWS	11 - 12

NOTES TO FINANCIAL STATEMENTS	13 - 28

4

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 548,627	$ 953,867
Prepaid expenses and other current assets	83,101	74,189
	631,728	1,028,056

PROPERTY AND EQUIPMENT - NET	94,849	97,568

OTHER ASSETS
Intangible assets - net	359,308	346,009

TOTAL ASSETS	$ 1,085,885	$ 1,471,633

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 68,517	$ 56,459
Accounts payable - related party	19,245	9,760
Accrued expenses	59,407	49,793

TOTAL LIABILITIES	147,169	116,012

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
43,976,042 and 43,966,042 issued and outstanding at
March 31, 2011 and December 31, 2010	43,976	43,966
Additional paid-in-capital	22,213,441	21,704,361
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(21,302,874)	(20,376,879)

TOTAL STOCKHOLDERS' EQUITY	938,716	1,355,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,085,885	$ 1,471,633

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING

MARCH 31, 2011 AND 2010 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2011

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2011	March 31, 2010

NET SALES	$ 3,200	$ -	$ -

COST AND EXPENSE
Research and development	9,448,748	466,864	366,432
General and administrative	11,810,610	459,246	644,274
	21,259,358	926,110	1,010,706

LOSS FROM OPERATIONS	(21,256,158)	(926,110)	(1,010,706)

OTHER INCOME (EXPENSE)
Interest income	30,302	179	120
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Interest expense	(35,617)	(64)	(66)

NET LOSS	$ (21,302,874)	$ (925,995)	$ (1,010,652)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.03)

Basic and Diluted Weighted Average Number of Shares		43,966,153	41,166,542

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2011

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

MARCH 31, 2011 (CONTINUED)

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

MARCH 31, 2011 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2011 (CONTINUED)

(UNAUDITED)

					Deficit Accumulated
	Number of	Common	Paid-in	Accumulated	During
	Shares	Stock	Capital	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ (15,827)	$ (20,376,879)	$ 1,355,621

Common stock issued for services in March 2011, valued at $1.45/share	10,000	10	14,490			14,500
Options issued for services in January 2008, vested during 2011, valued at $0.60/share	-	-	285			285
Options issued for services in July 2008, vested during 2011, valued at $1.48/share	-	-	18,262			18,262
Options issued for services in August 2008, vested during 2011, valued at $1.36/share	-	-	158,747			158,747
Options issued for services in November 2008, vested during 2011, valued at $0.50/share	-	-	7,762			7,762
Warrants issued for services in January 2010, vested during 2011, valued at $1.83/share			73,233			73,233
Warrants issued for services in March 2010, vested during 2011, valued at $1.86/share	-	-	64,983			64,983
Options issued for services in August 2010, vested during 2011, valued at $1.31/share			16,138			16,138
Options issued for services in December 2010, vested during 2011, valued at $1.14/share			91,140			91,140
Warrants issued for services in January 2011, vested during 2011, valued at $1.05/share			36,585			36,585
Warrants issued for services in April 2011, vested during 2011, valued at $0.98/share			27,455			27,455
Net loss for the three months ending March 31, 2011	-	-	-	-	(925,995)	(925,995)

BALANCE AT MARCH 31, 2011 (UNAUDITED)	43,976,042	$ 43,976	$ 22,213,441	$ (15,827)	$ (21,302,874)	$ 938,716

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2011

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (21,302,874)	$ (925,995)	$ (1,010,652)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,455	-	-
Amortization of prepaid expenses	75,000	-	18,750
Warrants issued for services	3,450,262	202,256	415,117
Stock options issued for services	4,383,072	292,334	237,564
Common stock issued for services	1,130,442	14,500	-
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	115,747	7,714	7,316
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(83,101)	(8,912)	(24,581)
Increase (decrease) in liabilities
Accounts payable	201,433	12,058	8,490
Accounts payable - related party	19,245	9,485	(4,580)
Accrued expenses	46,021	9,614	2,627

Net cash used in operating activities	(7,475,249)	(386,946)	(349,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(359,553)	(13,544)	(15,241)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(173,101)	(4,750)	(15,333)

Net cash used in investing activities	(428,743)	(18,294)	(30,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	6,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of warrants	1,577,004	-	-
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	8,447,261	-	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	543,269	(405,240)	(380,523)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	953,867	459,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 548,627	$ 548,627	$ 79,466

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2011

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2011	March 31, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,008	$ 64	$ 66

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Realized loss reclassification	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 10,000	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2010 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.   The interim operating results for the three months ending March 31, 2011 may not be indicative of operating results expected for the full year.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 2 – GOING CONCERN (CONTINUED)

The Company is in the development stage at March 31, 2011.  In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company is required to file a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the sale of the shares that may be issued to the institutional investor. Once the registration statement is effective, the institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  The Company expects to have sufficient funds to maintain its operations for an extended period of time. With the additional capital, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the SEC will approve the registration statement or that the Company will achieve an adequate sales level. The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers. The Company’s first revenue has been in engineering revenues.  Management believes the Company’s next revenue will be in Application and non-recurring engineering charges, prototype devices and material charges for specialty non-linear applications.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	March 31, 2011	December 31, 2010

Office equipment	$ 12,816	$ 12,816
Lab equipment	155,883	151,134
Furniture	3,494	3,494
Leasehold Improvements	5,368	5,368
	177,561	172,812
Less: Accumulated depreciation	82,712	75,244

	$ 94,849	$ 97,568

Depreciation expense for the three months ending March 31, 2011 and 2010 was $7,469 and $7,316.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has recorded amortization expenses on the spacer patent application accepted by the United States Patent and Trademark Office in February 2011 which is amortized over its legal life of 20 years.  No amortization expense has been recorded on the remaining patents since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	March 31, 2011	December 31, 2010

Patents	$ 359,553	$ 346,009
Less: Accumulated amortization	245	-

	$ 359,308	$ 346,009

Amortization expense for the three months ending March 31, 2011 and 2010 was $245 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2011.  The Company did not recognize any interest or penalties during 2011 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2007 and thereafter are subject to examination by the relevant taxing authorities.

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

MARCH 31, 2011 AND 2010

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of March 31, 2011, warrants to purchase 400,000 shares of common stock are still outstanding.

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

MARCH 31, 2011 AND 2010

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.  The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of March 31, 2011.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of March 31, 2011.

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

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2010, 2009, 2008 and 2007 is        $174,866, $199,233, $286,803 and $41,653.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $49,126 of expense.  The options are still outstanding as of March 31, 2011.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $14,873, $13,582 and $30,750. For the three month ending March 31, 2011 and 2010, the Company recognized $285 and $3,667 of expense.  The options are still outstanding as of March 31, 2011.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of March 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $74,061, $67,840 and $114,519. For the three month ending March 31, 2011 and 2010, the Company recognized $18,262 and $18,262 of expense. The options are still outstanding as of March 31, 2011.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $643,812, $623,246 and $525,263.  For the three month ending March 31, 2011 and 2010, the Company recognized $158,748 and $158,748 of expense.  The options are still outstanding as of March 31, 2011.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2010, 2009 and 2008 is $31,478, $61,346 and $6,439.  For the three month ending March 31, 2011 and 2010, the Company recognized $7,762 and $7,762 of expense.  The options are still outstanding as of March 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2010 and 2009 is $0 and $13,136.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $0 of expense.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of March 31, 2011, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2010 and 2009 is $0 and $9,583.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $0 of expense.  The options are still outstanding as of March 31, 2011.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The consulting expense recognized during 2010 and 2009 is $213,459 and $177,883.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $53,365 of expense.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of March 31, 2011, warrants to purchase 454,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2010 and 2009 is $0 and $21,085.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $0 of expense.  The option is still outstanding as of March 31, 2011.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The investor relation expense recognized during 2010 and 2009 is $37,500 and $37,500.  For the three month ending March 31, 2011 and 2010, the Company recognized $0 and $18,750 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. The consulting expense recognized during 2010 and 2009 is $580,167 and $0.  For the three month ending March 31, 2011 and 2010, the Company recognized $73,233 and $356,400 of expense. The warrant is still outstanding as of March 31, 2011.

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  The consulting expense recognized during 2010 and 2009 is $214,063 and $0.  For the three month ending March 31, 2011 and 2010, the Company recognized $64,983 and $5,352 of expense. In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010.  The consulting expense recognized during 2010 and 2009 is $27,434 and $0.  For the three month ending March 31, 2011 and 2010, the Company recognized $16,138 and $0 of expense. The options are still outstanding as of March 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. The warrants to purchase 375,000 shares of common stock at $1.25 per share are still outstanding as of March 31, 2011.

Effective July 8, 2010, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 3,500,000 to 6,500,000 shares.

During August 2010, the Company issued 4,800 shares of common stock for investor relations services valued at $6,000, fair value.  The Company recognized $6,000 of investor relations expense for the year ending December 31, 2010.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The consulting recognized during 2010 is $156,707.  For the three month ending March 31, 2011, the Company recognized $70,167 of expense. The options are still outstanding as of March 31, 2011.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010. The expense recognized during 2010 is $39,730.  For the three month ending March 31, 2011, the Company recognized $0 of expense. The options are still outstanding as of March 31, 2011.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. The consulting expense recognized during 2010 is $89,565.  For the three month ending March 31, 2011, the Company recognized $20,973 of expense. The options are still outstanding as of March 31, 2011.

In November 2010, 5,000 shares of common stock were issued for investor relation services valued at $4,650, fair value.  The Company recognized $4,650 of investor relations expense for the year ending December 31, 2010.

During December 2010, the Company issued 10,000 shares of common stock for investor relations services valued at $12,000, fair value.  The Company recognized $12,000 of investor relations expense for the year ending December 31, 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  For the three month ending March 31, 2011, the Company recognized $10,453 of expense. The warrant is still outstanding as of March 31, 2011.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  For the three month ending March 31, 2011, the Company recognized $26,132 of expense. The warrant is still outstanding as of March 31, 2011.

During March 2011, the Company issued 10,000 shares of common stock for investor relations services valued at $14,500, fair value.  For the three month ending March 31, 2011, the Company recognized $14,500 of investor relations expense.

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period. For the three month ending March 31, 2011, the Company recognized $27,455 of expense.  As of March 31, 2011, warrants to purchase 150,000 shares of common stock are still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2011 and 2010: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 119% and 125% in 2011 and between 130% and 134% in 2010, risk-free interest rate between 0.96% and 2.15% in 2011 and between 1.69% and 2.57% in 2010 and expected option life of three to five years in 2011 and 2010.

As of March 31, 2011, there was $1,293,577 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through November 2013.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68

Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83

Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48

Granted	3,495,001	$ 0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$ 0.001-$1.75	$ 0.79

Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,204,451)	$ 0.25-$1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$ 0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$ 0.25-$1.75	$ 0.83

Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$ 0.25-$1.75	$ 1.00

Granted	185,000	$ 1.18-$1.25	$ 1.19
Expired	-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, March 31, 2011	7,161,000	$ 0.25-$1.75	$ 1.00

Exercisable, March 31, 2011	5,873,500	$ 0.25-$1.75	$ 0.93

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2011	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	5,873,500	2.42 Years	$ 0.93

NOTE 8 – RELATED PARTY

At March 31, 2011 the Company has accrued salaries to one officer and two beneficial owners of $45,588.

NOTE 9 – SUBSEQUENT EVENTS

In April 2011, the United States Patent and Trademark Office issued patent number 7919619 for the Chromophore 11,666,320 patent application.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company is required to file a registration statement with the U.S. Securities and Exchange Commission covering the sale of the shares that may be issued to the institutional investor. Once the registration statement is effective, the institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share.  Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.

Item 2

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine TM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine TM materials can successfully withstand each step of the fabrication process without damage. We anticipated completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010.   However, we have incurred delays with our modulator project due to our focus on current application driven projects and evaluations that we believe will more quickly generate revenue for our Company. The completion of these two modulator designs will most likely occur during the second half of 2011 upon completion of an anticipated updated optical device design. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

In August 2009, we retained Perdix, Inc. to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. Our Company continues to work with strategic partners in this development effort and we anticipate prototypes in second half of 2011. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

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

In February and April 2011, respectively, the United States Patent Office granted our Company two patents:  US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices and US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our Perkinamine TM chromophores.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants.  During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During the first quarter of 2011, we issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company.

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

Results of Operations

Comparison of three months ended March 31, 2011 to three months ended March 31, 2010

Revenues

The Company is a development stage company.  We had no revenues during the three months ended March 31, 2011 and 2010.  The Company’s first development revenue project commenced during 2010 resulting in net revenues of $3,200 for the year ended December 31, 2010.  The Company expects revenues to increase once the customer’s approval and design cycle has been completed.

Operating Expenses

Our operating expenses were $926,110 and $1,010,706 for the three months ended March 31, 2011 and 2010, respectively, for a decrease of $84,596. The decrease is due primarily to decrease in non cash amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chairman offset by increases in primarily research and development costs including non cash research and development amortization of options, research and development wages and salaries, laboratory materials and supplies.

Included in our operating expenses for the three months ended March 31, 2011 was $466,864 for research and development expenses compared to $366,432 for the three months ended March 31, 2010, for an increase of $100,432.   This is primarily due to an increase in non cash amortization of options of $62,345 from $174,166 for the three months ended March 31, 2010 to $236,511 for the three months ended March 31, 2011, an increase in wages and salaries of $11,894 from $106,430 for the three months ended March 31, 2010 to $118,324 for the three months ended March 31, 2011 and an increase in laboratory materials and supplies of $10,772, from $5,109 for the three months ended March 31, 2010 to $15,881 for the three months ended March 31, 2011.  These additional research and development activities for the three months ended March 31, 2011 support the expansion of research, development and application engineering activities.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced prototype electro-optic device development and processing work; customer testing; material testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our electro-optic materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; pursuing other potential business opportunities; customer testing and evaluation; and incurring related operating expenses.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $185,028 to $459,246 for the three months ended March 31, 2011 compared to $644,274 for the three months ended March 31, 2010. The decrease is due primarily to decrease in non cash amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chairman offset by increases in other costs.

Legal fees increased $8,871 to $24,997 for the three months ended March 31, 2011 compared to $16,126 for the three months ended March 31, 2010.

Investor relations expenses decreased by $2,309 from $42,248 for the three months ended March 31, 2010 to $39,939 for the three months ended March 31, 2011 as the Company continues its efforts to expand its exposure to a broader base of investors.

Total expenses for accounting and administrative services decreased by $16,910 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.   Non cash amortization of warrants for accounting and administrative services decreased by $25,910 from $53,365 for the three months ended March 31, 2010 to $27,455 for the three months ended March 31, 2011.   Accounting fees increased $9,000 from $10,500 for the three months ended March 31, 2010 to $19,500 for the three months ended March 31, 2011.

Non cash stock compensation decreased by $230,889 from $478,515 for the three months ended March 31, 2010 to $247,626 for the three months ended March 31, 2011.   The stock compensation for the three months ended March 31, 2011 included the aforementioned non cash amortization of warrants for accounting and administrative expenses. This total decrease in stock compensation is primarily due to the non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chairman during 2010.  The decrease is due to amortization of the warrants to expense based upon the vesting terms of the warrant agreement.

Auditing fees increased $16,000 from $10,000 for the three months ended March 31, 2010 to $26,000 for the three months ended March 31, 2011 due to the timing of the recognition of the 2009 audit fee.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $925,995 and $1,010,652 for the three months ended March 31, 2011 and 2010, respectively, for a decrease of $84,657, primarily resulting from decrease in non cash amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chairman offset by increases in primarily research and development costs including non cash research and development amortization of options, research and development wages and salaries, laboratory materials and supplies.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2010.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2011, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2011, net cash used in operating activities was $386,946 and net cash used in investing activities was $18,294, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2011 was $0.  At March 31, 2011, our cash and cash equivalents totaled $548,627, our assets totaled $1,085,885, our liabilities totaled $147,169, and we had stockholders’ equity of $938,716.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $1,500,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our non-linear optical polymer technology during the latter portion of 2011.

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

In May 2011 we signed a stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC") whereby subject to certain conditions and at our sole discretion, LPC has committed to purchase up to $20 million of our common stock over a 30-month period. We are first required to file a registration statement with the U.S. Securities and Exchange Commission covering the sale of the shares that may be issued to LPC.  Once the registration statement is effective, LPC is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to LPC. We expect this financing to provide our Company with sufficient funds to maintain its operations for an extended period of time. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.  We cannot assure you that we will meet the conditions of the stock purchase agreement with LPC in order to obligate LPC to purchase our shares of common stock or that our registration statement will be declared effective. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

We expect that our cash used in operations will increase during 2011 and beyond as a result of the following planned activities:

•

The addition of management, sales, marketing, technical and other staff to our workforce;

•

Increased spending for the expansion of our research and development facilities and efforts, including purchases of additional laboratory and production equipment;

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

Analysis of Cash Flows

For the three months ended March 31, 2011

Net cash used in operating activities was $386,946 for the three months ended March 31, 2011, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $202,256 in warrants issued for services, $292,334 in options issued for services, $14,500 in common stock issued for services, $7,714 in depreciation expense and amortization of patents, ($8,912) in prepaid expenses and other current assets and $31,157 in accounts payable and accrued expenses.

Net cash used by investing activities was $18,294 for the three months ended March 31, 2011, consisting of the purchase of intangibles (patents) for $13,544 and $4,750 in asset additions for the lab facility.

Net cash provided by financing activities was $0 for the three months ended March 31, 2011.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

Securities issued for services

Date	Security/Value

January 2011	Warrant - 10,000 shares of common stock at $1.25 per share. The warrants were valued at $10,453 using the Black-Scholes Option Pricing Formula.

January 2011	Warrant - 25,000 shares of common stock at $1.25 per share. The warrants were valued at $26, 132 using the Black-Scholes Option Pricing Formula.

March 2011	Common stock – 10,000 shares of common stock. The common stock was valued at $14,500.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
10.1	Purchase Agreement, dated as of May 3, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Form 8-K filed on May 6, 2011).
10.2	Registration Rights Agreement, dated as of May 3, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Form 8-K filed on May 6, 2011).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: May 16, 2011

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: May 16, 2011

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: May 16, 2011