Form 10-Q
period 2011-06-30
Lightwave Logic, Inc.
filed 2011-08-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	0-52567	82-049-7368
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

111 Ruthar Drive, Newark, Delaware	19711
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (302) 356-2717

121 Continental Drive, Suite 110 Newark, DE 19713
(Former name or former address, if changed since last report)

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

The number of shares of the registrant’s Common Stock outstanding as of August 15, 2011 was 44,325,074.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF STOCKHOLDERS’ EQUITY	7 – 11

STATEMENTS OF CASH FLOWS	12 - 13

NOTES TO FINANCIAL STATEMENTS	14 - 33

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 374,495	$ 953,867
Prepaid expenses and other current assets	58,552	74,189
TOTAL CURRENT ASSETS	433,047	1,028,056

PROPERTY AND EQUIPMENT - NET	90,742	97,568

OTHER ASSETS
Intangible assets	388,770	346,009

TOTAL ASSETS	$ 912,559	$ 1,471,633

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 97,288	$ 56,459
Accounts payable - related party	21,711	9,760
Accrued expenses	93,901	49,793

TOTAL LIABILITIES	212,900	116,012

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
44,325,074 and 43,966,042 issued and outstanding at
June 30, 2011 and December 31, 2010	44,325	43,966
Additional paid-in-capital	23,027,937	21,704,361
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(22,356,776)	(20,376,879)

TOTAL STOCKHOLDERS' EQUITY	699,659	1,355,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 912,559	$ 1,471,633

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2011 AND 2010 AND FOR THE

PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

NET SALES	$ 3,200	$ -	$ 3,200	$ -	$ 3,200

COST AND EXPENSE
Research and development	9,946,788	498,041	407,232	964,904	773,664
General and administrative	12,200,144	389,535	476,237	848,780	1,120,510
TOTAL COST AND EXPENSE	22,146,932	887,576	883,469	1,813,684	1,894,174

LOSS FROM OPERATIONS	(22,143,732)	(887,576)	(880,269)	(1,813,684)	(1,890,974)

OTHER INCOME (EXPENSE)
Interest income	30,450	149	32	327	152
Dividend income	1,551	-	-	-	-
Realized gain on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Interest expense and commitment fee	(202,093)	(166,475)	(188)	(166,540)	(255)

NET LOSS	$ (22,356,776)	$ (1,053,902)	$ (880,425)	$ (1,979,897)	$ (1,891,077)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)	$ (0.04)	$ (0.05)

Basic and Diluted Weighted Average Number of Shares		44,090,488	42,012,174	44,028,664	41,589,358

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

ENDING BALANCE AT DECEMBER 31, 2003	100	$1	$-	$-	$-	$-	$(15,827)	$-	$(15,826)

Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	-	-	-	-	-	-

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	-	-	-	(15,827)	-	(15,826)

Common stock issued to founders	13,292,927	13,293	(13,293)	-	-	-	-	-	-
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	-	-	-	-	-	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	-	-	-	-	-	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	-	-	-	-	-	30,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	-	-	-	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	-	-	-	-	-	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	-	-	-	-	-	499,000
Subscription receivable	-	-	-	(6,500)	-	-	-	-	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	-	-	-	-	-	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	-	-	-	-	-	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	-	-	37,000	-	-	-	-	-	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	-	-	24,200	-	-	-	-	-	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	-	-	15,900	-	-	-	-	-	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	-	-	435,060	-	-	-	-	-	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	-	-	-	-	(584,000)	-	-	-	(584,000)
Amortization of deferred charges	-	-	-	-	265,455	-	-	-	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	-	(15,827)	(2,443,911)	831,878

Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	-	-	-	-	-	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	-	-	-	-	-	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	-	-	-	-	-	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	-	-	-	-	-	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	-	-	-	-	-	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	-	-	66,500	-	-	-	-	-	-
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	-	-	465,996	-	-	-	-	-	-
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	-	-	428,888	-	-	-	-	-	-
Contributed capital related to accrued interest	-	-	35,624	-	-	-	-	-	35,624
Subscription receivable	-	-	-	6,500	-	-	-	-	6,500
Amortization of deferred charges	-	-	-	-	318,545	-	-	-	318,545
Unrealized gain (loss) on securities	-	-	-	-	-	(26,000)	-	-	(26,000)
Net loss for the year ending December 31, 2006	-	-	-	-	-		-	(2,933,809)	(2,933,809)

BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	$(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)	$ (55,330)	$ -	$ (15,827)	$ (13,941,776)	$ 206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555			-			319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645			-			355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855	-	-	-	-	-	50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	-	(15,827)	(16,663,647)	746,988
						-
Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	174,866	-	-		-	-	174,866
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	14,873	-	-	-	-	-	14,873
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	74,061	-	-	-	-	-	74,061
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	643,812	-	-	-	-	-	643,812
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	31,478	-	-	-	-	-	31,478
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	213,459	-	-	-	-	-	213,459
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			580,167			-			580,167
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	214,063	-	-	-	-	-	214,063
Options issued for services in August 2010, vested during 2010, valued at $1.31/share	-	-	27,434	-	-	-	-	-	27,434
Options issued for services in December 2010, vested during 2010, valued at $1.14/share	-	-	286,002	-	-	-	-	-	286,002
Exercise of warrants at $0.25/share	947,200	947	235,853	-	-	-	-	-	236,800
Exercise of options at $0.25/share	15,000	15	3,735	-	-	-	-	-	3,750
Exercise of warrants at $0.345/share	10,000	10	3,440	-	-	-	-	-	3,450
Exercise of warrants at $0.50/share	25,000	25	12,475	-	-	-	-	-	12,500
Exercise of warrants at $1.00/share	282,500	283	282,218	-	-	-	-	-	282,500
Common stock issued in private placement during 2010 at $1.00/share	1,500,000	1,500	1,498,500	-	-	-	-	-	1,500,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996	-	-	-	-	-	6,000
Common stock issued for services in November 2010, valued at $0.93/share	5,000	5	4,645	-	-	-	-	-	4,650
Common stock issued for services in December 2010, valued at $01.20/share	10,000	10	11,990	-	-	-	-	-	12,000
Net loss for the year ending December 31, 2010	-	-	-	-	-	-	-	-	(3,713,232)

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

Common stock issued for services in March 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Options issued for services in January 2008, vested during 2011, valued at $0.60/share	-	-	285	-	-	-	-	-	285
Options issued for services in July 2008, vested during 2011, valued at $1.48/share	-	-	36,727	-	-	-	-	-	36,727
Options issued for services in August 2008, vested during 2011, valued at $1.36/share	-	-	319,260	-	-	-	-	-	319,260
Options issued for services in November 2008, vested during 2011, valued at $0.50/share	-	-	15,610	-	-	-	-	-	15,610
Warrants issued for services in January 2010, vested during 2011, valued at $1.83/share			147,280	-	-	-	-	-	147,280
Warrants issued for services in March 2010, vested during 2011, valued at $1.86/share	-	-	64,983	-	-	-	-	-	64,983
Options issued for services in August 2010, vested during 2011, valued at $1.31/share	-	-	32,455	-	-	-	-	-	32,455
Options issued for services in December 2010, vested during 2011, valued at $1.14/share	-	-	169,260	-	-	-	-	-	169,260
Warrants issued for services in January 2011, vested during 2011, valued at $1.05/share	-	-	36,585	-	-	-	-	-	36,585
Warrants issued for services in April 2011, vested during 2011, valued at $0.98/share	-	-	54,910	-	-	-	-	-	54,910
Options issued for services in May 2011, vested during 2011, valued at $0.97/share	-	-	55,314	-	-	-	-	-	55,314
Common stock issued for commitment shares, valued at $1.08/share	150,830	151	162,746	-	-	-	-	-	162,896
Common stock issued to institutional investor, valued at $1.08/share	185,185	185	199,815	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.15/share	3,017	3	3,467	-	-	-	-	-	3,470
Common stock issued for services in June 2011, valued at $1.04/share	10,000	10	10,390	-	-	-	-	-	10,400
Net loss for the six months ending June 30, 2011	-	-	-	-	-	-	-	(1,979,897)	(1,979,897)

BALANCE AT JUNE 30, 2011 (UNAUDITED)	44,325,074	$ 44,325	$ 23,027,937	$ -	$ -	$ -	$ (15,827)	$ (22,356,776)	$ 699,659

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (22,356,776)	$ (1,979,897)	$ (1,891,077)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	37,500
Warrants issued for services	3,551,764	303,758	611,335
Stock options issued for services	4,719,649	628,911	477,770
Common stock issued for services and fees	1,307,208	191,266	-
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	124,609	16,576	14,622
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	(600)
Prepaid expenses and other current assets	(58,552)	15,637	10,596
Increase (decrease) in liabilities
Accounts payable	230,204	40,829	(4,875)
Accounts payable - related party	21,711	11,951	7,187
Accrued expenses	80,515	44,108	1,325

Net cash used in operating activities	(7,815,163)	(726,861)	(736,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(391,239)	(45,230)	(26,714)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000		-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(175,632)	(7,281)	(15,333)

Net cash used in investing activities	(462,960)	(52,511)	(42,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	6,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,577,004	-	484,700
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	200,000	200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	8,647,260	200,000	484,700

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	369,137	(579,372)	(293,564)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	953,867	459,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 374,495	$ 374,495	$ 166,425

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE SIX MONTHS ENDING

JUNE 30, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2011

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2011	June 30, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,118	$ 174	$ 255

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Increase/(Decrease) in fair value of investment securities	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 10,000	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2010 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.   The interim operating results for the three and six months ending June 30, 2011 may not be indicative of operating results expected for the full year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 2 – GOING CONCERN (CONTINUED)

The Company is in the development stage at June 30, 2011.  In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the shares that may be issued to the institutional investor. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  The Company expects to have sufficient funds to maintain its operations for an extended period of time. With the additional capital, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  However, there can be no assurances that the Company will meet all the conditions to obligate the institutional investor to make purchases or that the Company will achieve an adequate sales level. The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers. The Company’s first revenue has been in engineering revenues.  Management believes the Company’s next revenue will be in Application and non-recurring engineering charges, prototype devices and material charges for specialty non-linear applications.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	June 30, 2011	December 31, 2010

Office equipment	$ 12,816	$ 12,816
Lab equipment	158,415	151,134
Furniture	3,494	3,494
Leasehold Improvements	5,368	5,368
	180,093	172,812
Less: Accumulated depreciation	89,351	75,244

	$ 90,742	$ 97,568

Depreciation expense for the six months ending June 30, 2011 and 2010 was $14,107 and $14,623.  Depreciation expense for the three months ending June 30, 2011 and 2010 was $6,638 and $7,306.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has recorded amortization expenses on the Spacer and Chromophore patent applications accepted by the United States Patent and Trademark Office in February 2011 and April 2011 which are amortized over its legal life of 20 years.  No amortization expense has been recorded on the remaining patents since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	June 30, 2011	December 31, 2010

Patents	$ 391,239	$ 346,009
Less: Accumulated amortization	2,469	-

	$ 388,770	$ 346,009

Amortization expense for the six months ending June 30, 2011 and 2010 was $2,469 and $0.  Amortization expense for the three months ending June 30, 2011 and 2010 was $2,224 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2011.  The Company did not recognize any interest or penalties during 2011 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2007 and thereafter are subject to examination by the relevant taxing authorities.

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

JUNE 30, 2011 AND 2010

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

JUNE 30, 2011 AND 2010

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

JUNE 30, 2011 AND 2010

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

JUNE 30, 2011 AND 2010

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of June 30, 2011, warrants to purchase 400,000 shares of common stock are still outstanding.

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

JUNE 30, 2011 AND 2010

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.   The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of June 30, 2011.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of June 30, 2011.

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

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653. For the three month ending June 30, 2011 and 2010 the Company recognized $0 and $49,672 of expense. For the six month ending June 30, 2011 and 2010, the Company recognized $0 and $98,798 of expense.  The options are still outstanding as of June 30, 2011.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $14,873, $13,582 and $30,750. For the three month ending June 30, 2011 and 2010 the Company recognized $0 and $3,708 of expense. For the six month ending June 30, 2011 and 2010, the Company recognized $285 and $7,375 of expense.  The options are still outstanding as of June 30, 2011.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of June 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $74,061, $67,840 and $114,519. For the three month ending June 30, 2011 and 2010 the Company recognized $18,465 and $18,465 of expense. For the six month ending June 30, 2011 and 2010, the Company recognized $36,727 and $36,727 of expense. The options are still outstanding as of June 30, 2011.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $643,812, $623,246 and $525,263. For the three month ending June 30, 2011 and 2010 the Company recognized $160,513 and $160,513 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $319,261 and $319,261 of expense.  The options are still outstanding as of June 30, 2011.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2010, 2009 and 2008 is $31,478, $61,346 and $6,439.  For the three month ending June 30, 2011 and 2010 the Company recognized $7,848 and $7,848 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $15,610 and $15,610 of expense.  The options are still outstanding as of June 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $13,136.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of June 30, 2011, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $9,583.  The options are still outstanding as of June 30, 2011.

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

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883. For the three month ending June 30, 2011 and 2010 the Company recognized $0 and $53,365 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $0 and $106,730 of expense. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of June 30, 2011, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $21,085. The option is still outstanding as of June 30, 2011.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The investor relation expense recognized during 2010 and 2009 is $37,500 and $37,500.  For the three month ending June 30, 2011 and 2010 the Company recognized $0 and $18,750 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $0 and $37,500 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. The consulting expense recognized during 2010 is $580,167. For the three month ending June 30, 2011 and 2010 the Company recognized $74,046 and $74,047 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $147,279 and $430,447 of expense. The warrant is still outstanding as of June 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  The consulting expense recognized during 2010 is $214,063. For the three month ending June 30, 2011 and 2010 the Company recognized $0 and $68,805 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $64,983 and $74,157 of expense.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010. The expense recognized during 2010 is $27,434. For the three month ending June 30, 2011 and 2010 the Company recognized $16,317 and $0 of expense.  For the six month ending June 30, 2011 and 2010, the Company recognized $32,455 and $0 of expense. The options are still outstanding as of June 30, 2011.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. The warrants to purchase 375,000 shares of common stock at $1.25 per share are still outstanding as of June 30, 2011.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011.  The expense recognized during 2010 is $156,707.  For the three month ending June 30, 2011 the Company recognized $56,913 of expense.  For the six month ending June 30, 2011, the Company recognized $127,080 of expense.  The options are still outstanding as of June 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value.  These options expire in 5 years and vest on December 13, 2010. The expense recognized during 2010 is $39,730.  The options are still outstanding as of June 30, 2011.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. The consulting expense recognized during 2010 is $89,564. For the three month ending June 30, 2011 the Company recognized $21,207 of expense.  For the six month ending June 30, 2011, the Company recognized $42,180 of expense.  The options are still outstanding as of June 30, 2011.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  For the three month ending June 30, 2011 the Company recognized $0 of expense.  For the six month ending June 30, 2011, the Company recognized $10,453 of expense.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  For the three month ending June 30, 2011 the Company recognized $0 of expense.  For the six month ending June 30, 2011, the Company recognized $26,132 of expense.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  For the three month ending June 30, 2011, the Company recognized $0 of investor relations expense.  For the six month ending June 30, 2011, the Company recognized $14,500 of expense.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period.  For the three month ending June 30, 2011 the Company recognized $27,454 of expense.  For the six month ending June 30, 2011, the Company recognized $54,910 of expense. The warrants are still outstanding as of June 30, 2011.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. For the three month and six month ending June 30, 2011 the Company recognized $55,314 of expense.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  On June 23, 2011, the institutional investor purchased 185,185 shares of common stock for proceeds of $200,000.  The Company issued 3,017 shares of common stock as additional commitment fee, valued at $3,470, fair value, leaving 298,642 in reserve for additional commitment fees.

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  For the three month ending June 30, 2011, the Company recognized $10,400 of investor relations expense.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2011 and 2010: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 119% and 125% in 2011  and between 130% and 134% in 2010, risk-free interest rate between 0.96% and 2.15% in 2011 and between 1.69% and 2.55% in 2010 and expected option life of three to five years in 2011 and 2010.

As of June 30, 2011, there was $1,049,185 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2014.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$0.25 - $2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$ 0.68

Granted	1,425,000	$0.25 - $1.00	$ 0.70
Cancelled	(260,000)	$1.40 - $2.10	$ (0.48)
Expired	(70,000)	$1.40 - $2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$ 0.83

Granted	5,768,971	$0.25 - $0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$ 0.48

Granted	3,495,001	$0.001 - $1.75	$ 1.16
Expired	(115,000)	$0.50 - $2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$0.25 - $0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$ 0.79

Granted	939,000	$0.25 - $0.45	$ 0.30
Expired	(1,204,451)	$0.25 - $1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$0.25 - $1.75	$ 0.83

Granted	1,860,000	$0.25 - $1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$0.25 - $1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$0.25 - $1.75	$ 1.00

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2010	6,976,000	$0.25 - $1.75	$ 1.00

Granted	385,000	$1.12 - $1.25	$ 1.16
Expired	-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, June 30, 2011	7,361,000	$0.25 - $1.75	$ 1.01

Exercisable, June 30, 2011	6,204,750	$0.25 - $1.75	$ 0.95

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2011	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	6,204,750	2.25 Years	$ 0.95

NOTE 8 – RELATED PARTY

At June 30, 2011 the Company has accrued salaries to one officer and two beneficial owners of $47,087.

NOTE 9 – SUBSEQUENT EVENTS

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share.  Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the related notes to those statements included later in this prospectus. In addition to historical financial information, this discussion contains forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors”.  Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

Overview

Lightwave Logic, Inc. (then known as Eastern Idaho Internet Service, Inc.) was organized under the laws of the State of Nevada in 1997, where we engaged in the business of marketing Internet services until June 30, 1998 when our operations were discontinued.  We were then inactive until we acquired PSI-TEC Corporation as our wholly-owned subsidiary on July 14, 2004, at which time our name was changed to PSI-TEC Holdings, Inc.  On October 20, 2006, we completed a parent-subsidiary merger with PSI-TEC Corporation whereby we were the surviving corporation of the merger, and our name was changed to Third-Order Nanotechnologies, Inc. On March 10, 2008, we changed our name to Lightwave Logic, Inc. to better suit our strategic business plan and to facilitate shareholder recognition of our Company and our business.

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

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. Test results, independently confirmed by the University of Arizona, have demonstrated that the molecular performance of some of our Company's molecular designs perform 650% better than competitive electro-optic compounds.

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

In August, 2006, we entered into a co-location agreement with InPlane Photonics, a New Jersey-based micro-optics company that allowed our scientists to establish a pre-production line in order to test and integrate our organic materials into waveguide devices and system prototypes as a first step toward product commercialization. This agreement was terminated at the end of January 2007 so that we could focus on pursuing a strategic relationship with Photon-X LLC, a Pennsylvania-based firm with extensive experience in polymer waveguide processing. We entered into a non-binding memorandum of understanding with Photon-X, LLC in December 2006 to work towards creating a “fee for services”

agreement with Photon-X, LLC to design, develop, produce and market electro-optic components based upon our polymer technology, which we ultimately finalized in March 2007. This agreement with Photon-X, LLC enables our Company access to a full suite of fabrication facilities capable of producing commercial quantities of precision micro-optic devices such as high-speed (40GHz) telecom modulators, optical filters, and optical interconnects important to military and civilian global information movement and management markets.

On September 25, 2006, we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine TM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 which exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our  TM  materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, our Chief Technology Officer Dr. David F. Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We have since overcome a majority of these engineering setbacks and we are currently in the continual process of extensive testing for material performance, including, among other tests, the (r33) Teng-Man testing protocol.

In June 2009, we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results, and we intend to deliver completed independent validated material performance test results, including the (r33) Teng-Man testing protocol, as they become ripe for release.

In August 2009, Photon-X, LLC commenced a compatible study, process sequences and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials can successfully withstand each step of the fabrication process without damage. We anticipated completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010.   However, we have incurred delays with our modulator project due to our focus on current application driven projects and evaluations that we believe will more quickly generate revenue for our Company. The completion of these two modulator designs will most likely occur during the second half of 2011 upon completion of an anticipated updated optical device design. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing protocols.

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

In November 2009, we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how Lightwave’s material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of Lightwave’s electro-optic polymer and Lightwave’s recent demonstration that its proprietary Perkinamine TM materials can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

In December 2009, we filed our sixth patent application. The provisional application covers stable free radical chromophores for use in Non-Linear optical applications. The new polymeric electro-optic material has enormous potential in spatial light modulation and all optical signal processing (light switching light).

In January 2010, we entered into an agreement with the University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which should help shorten the time to market for our new Polymeric Electro-Optic materials.

In March 2010, we successfully concluded the electrical and optical performance testing stage of our proof of principle prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilley, Virginia.  This project will incorporate one of our Company’s advanced electro-optical polymer materials.

In October of 2010, we announced the results of testing performed by Lehigh University which demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NR TM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

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

In March 2011, we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. We believe that the combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices.

In March 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our Perkinamine NR TM chromophores. It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor.

In March 2011, we announced a two-year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our Perkinamine TM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infra-red into the near ultraviolet.  The University intends to explore how to efficiently capture a wide range of solar radiation with our material.

In June 2011 the testing and fabrication conducted by the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) using our Third-order chromophore material Perkinamine™ NR confirmed that the material's non-linear optical coefficient compares favorably to best known materials but with unprecedented thermal stability for an organic material. The Perkinamine™ NR was approximately 10 times more responsive than gallium arsenide and about 4 times better than known organic non-linear materials previously seen while successfully withstanding semiconductor process temperatures of 170C.

In August 2011 entered into an agreement with FiberLogix International Ltd. of Watford, UK to begin the development and testing of proprietary fiber optic medical diagnostic devices incorporating Lightwave Logic's advanced non-linear optical polymers.

In August 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) manufactured our Company the first commercial grade non-linear waveguide prototype.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants.  During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During the first six months of 2011, we issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. Also, during the second quarter of 2011 we obtained $200,000 from the sale of shares of our common stock pursuant to our stock purchase agreement with Lincoln Park Capital Fund, LLC.

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

Results of Operations

Results of Operations

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010

Revenues

The Company is a development stage company.  We had no revenues during the three months ended June 30, 2011 and there were $3,200 in revenues during the three months ended June 30, 2010.  The Company is at various stages with potential customers and expects additional revenues once customers release purchase orders against current outstanding proposals or once product evaluations are completed by customers.

Operating Expenses

Our operating expenses were $887,576 and $883,469 for the three months ended June 30, 2011 and 2010, respectively, for an increase of $4,107. This increase in operating expenses was due primarily to legal fees incurred during the three months ended June 30, 2011 associated with the registration of the common stock for sale to an institutional investor, increases in research and development costs including increases in non cash amortization of stock options to the Company’s new board member, offset by a decrease in non cash amortization of warrants for a financial investor advisory board member and decrease of investor relation expenses due to the employment of an investor relation specialist.

Included in our operating expenses for the three months ended June 30, 2011 was $498,041 for research and development expenses compared to $407,232 for the three months ended June 30, 2010, for an increase of $90,809.  This is primarily due to an increase in non cash stock compensation and stock option amortization of $77,608 from $176,103 for the three months ended June 30, 2010 to $253,711 for the three months ended June 30, 2011 primarily for amortization of options to the Company’s new board member of $55,314.  These additional research and development activities for the three months ended June 30, 2011 support the expansion of research, development and application engineering activities.

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

General and administrative expenses decreased $86,702 to $389,535 for the three months ended June 30, 2011 compared to $476,237 for the three months ended June 30, 2010. The decrease is due primarily to amortization of warrants during the three month period ending June 30, 2010 of warrants for a financial investor advisory board member, decrease of investor relation expenses due to the employment of an investor relation specialist offset by increases in legal expenses for the registration of common stock for sale to an institutional investor.

Total expenses for accounting and administrative services decreased by $16,910 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Non cash amortization of warrants for accounting and administrative services decreased $25,910 from $53,365 for the three months ended June 30, 2010 to $27,455 for the three months ended June 30, 2011.  Accounting fees increased $9,000 to $19,500 for the three months ended June 30, 2011 compared to $10,500 for the three months ended June 30, 2010.

Stock compensation decreased by $75,953 to $184,368 for the three months ended June 30, 2011 compared to $260,321 for the three months ended June 30, 2010. The stock compensation for the three month period ended June and June 30, 2010 included the aforementioned amortization of warrants for accounting and administrative expenses. The stock compensation for the three month period ended June 30, 2010 included $68,806 in amortization of warrants for a financial investor advisory board member.

Investor relations expenses decreased by $40,315 from $62,250 for the three months ended June 30, 2010 to $21,935 for the three months ended June 30, 2011.  During 2011, the Company employed an investor relations specialist in an effort to control costs and to expand its exposure to a broader base of investors.

Included in the results of operations for the three months ended June 30, 2010 are expenses totaling $16,430 for the Company’s annual stockholder meeting.  There are no corresponding expenses in the results of operations for the three months ended June 30, 2011 since the annual meeting was scheduled later during the third quarter of 2011 than compared to the date in 2010.

Legal fees increased $29,624 to $58,874 for the three months ended June 30, 2011 compared to $29,250 for the three months ended June 30, 2010.  The increase relates to the legal fees incurred during the three months ended June 30, 2011 for the filing of a registration statement for the sale of common stock to an institutional investor.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) was ($166,326) for the three months ended June 30, 2011, relating primarily to the commitment fee associated with the sale of shares to an institutional investor during the three month period ending June 30, 2011.  Other income (expense) was ($156) for the three months ended June 30, 2010.

Net Loss

Net loss was $1,053,902 and $880,425 for the three months ended June 30, 2011 and 2010, respectively, for an increase of $173,477, due primarily to the commitment fee and legal fees incurred during the three months ended June 30, 2011 associated with the sale of shares to an institutional investor and the registration of the common stock for sale, increases in research and development costs including increase in non cash stock compensation and amortization of stock options to the Company’s new board member, offset by a decrease in non cash amortization of warrants for a financial investor advisory board member and decrease of investor relation expenses due to the employment of an investor relation specialist.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2010.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2011, as set forth herein.

Liquidity and Capital Resources

During the six months ended June 30, 2011, net cash used in operating activities was $726,861 and net cash used in investing activities was $52,511, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2011 was $200,000.  At June 30, 2011, our cash and cash equivalents totaled $374,495, our assets totaled $912,559, our liabilities totaled $212,900, and we had stockholders’ equity of $699,659.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through September 2011; however, we will need to trigger our LPC equity commitment (see below) or obtain additional future financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from our LPC equity commitment,  equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed a stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC") whereby subject to certain conditions and at our sole discretion, LPC has committed to purchase up to $20 million of our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the re-sale of the shares that may be issued to LPC and it was declared effective in June 2011.  LPC is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to LPC. We expect this financing to provide our Company with sufficient funds to maintain its operations for an extended period of time. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

We cannot assure you that we will meet the conditions of the stock purchase agreement with LPC in order to obligate LPC to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the six months ended June 30, 2011

Net cash used in operating activities was $726,861 for the six months ended June 30, 2011, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $932,669 in options and warrants issued for services, $191,266 in common stock issued for services and fees, $16,576 in depreciation and patent amortization expenses, $15,637 in prepaid expenses and other current assets and $96,888 in accounts payable and accrued expenses.

Net cash used by investing activities was $52,511 for the six months ended June 30, 2011, consisting of $45,230 in cost for intangibles (patents) and $7,281 in asset additions for the lab.

Net cash provided by financing activities was $200,000 for the six months ended June 30, 2011 and consisted of $200,000 proceeds from sale of common stock to an institutional investor.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

Securities issued for cash

Date	Security/Value

June 2011	Common stock – 185,185 shares of common stock. The common stock was valued at $200,000.

Securities issued for services

Date	Security/Value

April 2011	Warrants - 150,000 shares of common stock at $1.18 per share. The warrants were valued at $146,425 using the Black-Scholes Option Pricing Formula.

May 2011	Stock Option - 200,000 shares of common stock at $1.12 per share. The warrants were valued at $193,686 using the Black-Scholes Option Pricing Formula.

May 2011	Common stock – 150,830 shares of common stock. The common stock was valued at $162,896.

June 2011	Common stock – 3,017 shares of common stock. The common stock was valued at $3,470.

June 2011	Common stock – 10,000 shares of common stock. The common stock was valued at $10,400.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions.

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
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: August 15, 2011

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: August 15, 2011

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: August 15, 2011