Form 10-Q
period 2011-09-30
Lightwave Logic, Inc.
filed 2011-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s Common Stock outstanding as of November 11, 2011 was 45,012,092.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1 Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF STOCKHOLDERS’ EQUITY	7

STATEMENTS OF CASH FLOWS	11

NOTES TO FINANCIAL STATEMENTS	13 -29

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 561,929	$ 953,867
Prepaid expenses	68,217	74,189
	630,146	1,028,056

PROPERTY AND EQUIPMENT - NET	88,319	97,568

OTHER ASSETS
Intangible assets	421,645	346,009

TOTAL ASSETS	$ 1,140,110	$ 1,471,633

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 143,900	$ 56,459
Accounts payable - related party	27,607	9,760
Accrued expenses	68,510	49,793

TOTAL LIABILITIES	240,017	116,012

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
45,012,092 and 43,966,042 issued and outstanding at
September 30, 2011 and December 31, 2010	45,012	43,966
Additional paid-in-capital	23,953,872	21,704,361
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(23,082,964)	(20,376,879)

TOTAL STOCKHOLDERS' EQUITY	900,093	1,355,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,140,110	$ 1,471,633

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2011 AND 2010 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2011

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Nine	For the Nine
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

NET SALES	$ 3,200	$ -	$ -	$ -	$ 3,200

COST AND EXPENSE
Research and development	10,269,192	322,402	369,227	1,287,308	1,142,891
General and administrative	12,603,861	403,717	428,756	1,252,497	1,549,266
	22,873,053	726,119	797,983	2,539,805	2,692,157

LOSS FROM OPERATIONS	(22,869,853)	(726,119)	(797,983)	(2,539,805)	(2,688,957)

OTHER INCOME (EXPENSE)
Interest income	30,497	46	13	374	165
Dividend income	1,551	-	-	-	-
Realized gain on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Interest expense and commitment fee	(202,207)	(114)	(150)	(166,654)	(405)

NET LOSS	$ (23,082,964)	$ (726,187)	$ (798,120)	$ (2,706,085)	$ (2,689,197)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)

Basic and Diluted Weighted Average Number of Shares		44,428,194	42,446,016	44,163,304	41,879,597

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2011

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

SEPTEMBER 30, 2011 (CONTINUED)

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

SEPTEMBER 30, 2011 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2011 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

Common stock issued for services in March 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Options issued for services in January 2008, vested during 2011, valued at $0.60/share	-	-	285	-	-	-	-	-	285
Options issued for services in July 2008, vested during 2011, valued at $1.48/share	-	-	39,829	-	-	-	-	-	39,829
Options issued for services in August 2008, vested during 2011, valued at $1.36/share	-	-	383,881	-	-	-	-	-	383,881
Options issued for services in November 2008, vested during 2011, valued at $0.50/share	-	-	23,544	-	-	-	-	-	23,544
Warrants issued for services in January 2010, vested during 2011, valued at $1.83/share	-	-	222,140	-	-	-	-	-	222,140
Warrants issued for services in March 2010, vested during 2011, valued at $1.86/share	-	-	64,983	-	-	-	-	-	64,983
Options issued for services in August 2010, vested during 2011, valued at $1.31/share	-	-	48,951	-	-	-	-	-	48,951
Options issued for services in December 2010, vested during 2011, valued at $1.14/share	-	-	190,698	-	-	-	-	-	190,698
Warrants issued for services in January 2011, vested during 2011, valued at $1.05/share	-	-	36,585	-	-	-	-	-	36,585
Warrants issued for services in April 2011, vested during 2011, valued at $0.98/share	-	-	82,365	-	-	-	-	-	82,365
Options issued for services in May 2011, vested during 2011, valued at $0.97/share	-	-	67,508	-	-	-	-	-	67,508
Options issued for services in August 2011, vested during 2011, valued at $0.82/share	-	-	6,859	-	-	-	-	-	6,859
Common stock issued for commitment shares, valued at $1.08/share	150,830	151	162,746	-	-	-	-	-	162,896
Common stock issued to institutional investor, valued at $1.08/share	185,185	185	199,815	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.15/share	3,017	3	3,467	-	-	-	-	-	3,470
Common stock issued for services in June 2011, valued at $1.04/share	10,000	10	10,390	-	-	-	-	-	10,400
Common stock issued in private placement during 2011 at $1.00/share	675,000	675	674,325	-	-	-	-	-	675,000
Common stock issued for services in September 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Common stock issued for services in May 2011 through August 2011, valued at $0.90/share to $1.25/share	2,018	2	2,161	-	-	-	-	-	2,163
Net loss for the nine months ending September 30, 2011	-	-	-	-	-	-	-	(2,706,085)	(2,706,085)

BALANCE AT SEPTEMBER 30, 2011 (UNAUDITED)	45,012,092	$ 45,012	$ 23,953,872	$ -	$ -	$ -	$ (15,827)	$ (23,082,964)	$ 900,093

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2011

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,082,964)	$ (2,706,085)	$ (2,689,197)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	37,500
Warrants issued for services	3,654,079	406,073	809,130
Stock options issued for services	4,852,293	761,555	731,552
Common stock issued for services and fees	1,323,871	207,929	6,000
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	134,174	26,141	22,607
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(68,217)	5,972	(5,234)
Increase (decrease) in liabilities
Accounts payable	276,816	87,441	(1,430)
Accounts payable - related party	27,607	17,847	(27)
Accrued expenses	55,124	18,717	1,650

Net cash used in operating activities	(8,262,712)	(1,174,410)	(1,087,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(427,516)	(81,507)	(54,272)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(179,372)	(11,021)	(15,334)

Net cash used in investing activities	(502,977)	(92,528)	(69,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,170,524	675,000	625,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,577,004	-	497,200
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	200,000	200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	9,322,260	875,000	1,122,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	556,571	(391,938)	(34,855)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	953,867	459,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 561,929	$ 561,929	$ 425,134

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

SEPTEMBER 30, 2011

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2011	September 30, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,232	$ 288	$ 405

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Increase/(Decrease) in fair value of investment securities	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 10,000	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2010 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2011 may not be indicative of operating results expected for the full year.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2011 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company is in the development stage at September 30, 2011.  In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 2 – GOING CONCERN (Continued)

agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) covering the resale of the shares that may be issued to the institutional investor. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  However, there can be no assurances that the Company will meet all the conditions to obligate the institutional investor to make purchases. The Company also raises funds through private placement.  Although the Company currently has sufficient funds based on its adjusted budget to maintain its operations through January 2012, the Company expects to have sufficient funds to maintain its operations for an extended period of time. With the additional capital, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model for the foreseeable future.  The Company continues to develop and test its next generation Non-linear Optical material platform to support and cultivate potential customers and strategic partners. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers in their proprietary applications. The Company’s first revenue has been in engineering revenues.  Management believes the Company’s next revenue will be in Application and non-recurring engineering charges, prototype devices and material charges for specialty non-linear optical device applications.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	September 30, 2011	December 31, 2010

Office equipment	$ 12,816	$ 12,816
Lab equipment	162,155	151,134
Furniture	3,494	3,494
Leasehold Improvements	5,368	5,368
	183,833	172,812
Less: Accumulated depreciation	95,514	75,244

	$ 88,319	$ 97,568

Depreciation expense for the nine months ending September 30, 2011 and 2010 was $20,270 and $22,607.  Depreciation expense for the three months ending September 30, 2011 and 2010 was $6,163 and $7,983.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 4 – INTANGIBLE ASSETS (Continued)

Patents consists of the following:

	September 30, 2011	December 31, 2010

Patents	$ 427,516	$ 346,009
Less: Accumulated amortization	5,871	-

	$ 421,645	$ 346,009

Amortization expense for the nine months ending September 30, 2011 and 2010 was $5,871 and $0. Amortization expense for the three months ending September 30, 2011 and 2010 was $3,402 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2011 and 2010 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2011.  The Company did not recognize any interest or penalties during 2011 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2007 and thereafter are subject to examination by the relevant taxing authorities.

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

SEPTEMBER 30, 2011 AND 2010

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

During September 2005, the Company issued Stock Purchase Warrants to purchase 100,000 shares of common stock at an exercise price of $2.00 in exchange for consulting services. The warrants expire in September 2008 and vest as follows: 50,000 shares during the first year of the agreement, 25,000 shares during the second year of the agreement, and 25,000 shares during the third year of the agreement. In accordance with the fair value method, the Company used the Black-Scholes model to calculate the grant-date fair value, with the following assumptions: no dividend yield, expected volatility of 60%, risk-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

free interest rate of 3.8% and expected life of option of three years.  The fair market value of the warrants was $145,100.  The Company recognized consulting expense of $27,014, $36,370, $66,500 and $24,200 for the years ended December 31, 2008, 2007, 2006 and 2005 in conjunction with this agreement.  These warrants expired in September 2008.

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

SEPTEMBER 30, 2011 AND 2010

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

SEPTEMBER 30, 2011 AND 2010

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of September 30, 2011, warrants to purchase 400,000 shares of common stock are still outstanding.

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.   The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of September 30, 2011.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of September 30, 2011.

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

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653. For the three month ending September 30, 2011 and 2010 the Company recognized $0 and $50,217 of expense. For the nine month ending September 30, 2011 and 2010, the Company recognized $0 and $149,015 of expense.  The options are still outstanding as of September 30, 2011.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $14,873, $13,582 and $30,750. For the three month ending September 30, 2011 and 2010 the Company recognized $0 and $3,749 of expense. For the nine month ending September 30, 2011 and 2010, the Company recognized $285 and $11,124 of expense.  The options are still outstanding as of September 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of September 30, 2011.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $74,061, $67,840 and $114,519. For the three month ending September 30, 2011 and 2010 the Company recognized $3,102 and $18,667 of expense. For the nine month ending September 30, 2011 and 2010, the Company recognized $39,827 and $55,394 of expense. The options are still outstanding as of September 30, 2011.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $643,812, $623,246 and $525,263. For the three month ending September 30, 2011 and 2010 the Company recognized $64,620 and $162,276 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $383,881 and $481,537 of expense.  The options are still outstanding as of September 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2010, 2009 and 2008 is $31,478, $61,346 and $6,439. For the three month ending September 30, 2011 and 2010 the Company recognized $7,934 and $7,934 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $23,544 and $23,544 of expense.  The options are still outstanding as of September 30, 2011.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $13,136. In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of September 30, 2011, options to purchase 10,000 shares of common stock are still outstanding.

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

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

and salary amounting to $52,129.  Accordingly in the first quarter 2009, the accrued expense was adjusted from $98,205 to $42,088 with the $52,129 treated as contributed capital and $3,988 reversed from payroll taxes.

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $9,583. The options are still outstanding as of September 30, 2011.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883. For the three month ending September 30, 2011 and 2010 the Company recognized $0 and $53,365 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $0 and $160,095  of expense. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of September 30, 2011, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $21,085. The option is still outstanding as of September 30, 2011.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The investor relation expense recognized during 2010 and 2009 is $37,500 and $37,500.  For the three month ending September 30, 2011 and 2010 the Company recognized $0 and $0 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $0 and $37,500 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

annual equal installments of 162,500 over the next three years. The consulting expense recognized during 2010 is $580,167. For the three month ending September 30, 2011 and 2010 the Company recognized $74,861 and $74,860 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $222,140 and $505,307 of expense. The warrant is still outstanding as of September 30, 2011.

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  The consulting expense recognized during 2010 is $214,063. For the three month ending September 30, 2011 and 2010 the Company recognized $0 and $69,570 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $64,983 and $143,727 of expense.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010. The expense recognized during 2010 is $27,434. For the three month ending September 30, 2011 and 2010 the Company recognized $16,496 and $10,938 of expense.  For the nine month ending September 30, 2011 and 2010, the Company recognized $48,951 and $10,938 of expense. The options are still outstanding as of September 30, 2011.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.  The warrants to purchase 375,000 shares of common stock at $1.25 per share are still outstanding as of September 30, 2011.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The expense recognized during 2010 is $156,707. For the three month ending September 30, 2011 the Company recognized $0 of expense.  For the nine month ending September 30, 2011, the Company recognized $127,080 of expense. The options are still outstanding as of September 30, 2011.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010. The expense recognized during 2010 is $39,730. The options are still outstanding as of September 30, 2011.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. The consulting expense recognized during 2010 is $89,564. For the three month ending September 30, 2011 the Company recognized $21,438 of expense.  For the nine month ending September 30, 2011, the Company recognized $63,618 of expense. The options are still outstanding as of September 30, 2011.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.   For the three month ending September 30, 2011 the Company recognized $0 of expense.  For the nine month ending September 30, 2011, the Company recognized $10,453 of expense. The warrants are still outstanding as of September 30, 2011.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.   For the three month ending September 30, 2011 the Company recognized $0 of expense.  For the nine month ending September 30, 2011, the Company recognized $26,132 of expense. The warrants are still outstanding as of September 30, 2011.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  For the three month ending September 30, 2011, the Company recognized $0 of investor relations expense.  For the nine month ending September 30, 2011, the Company recognized $14,500 of investor relations expense.

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period.  For the three month ending September 30, 2011 the Company recognized $27,455 of expense.  For the nine month ending September 30, 2011, the Company recognized $82,365 of expense. The warrants are still outstanding as of September 30, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. For the three month ending September 30, 2011 the Company recognized $12,194 of expense.  For the nine month ending September 30, 2011, the Company recognized $67,508 of expense.

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

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  For the three month ending September 30, 2011, the Company recognized $0 of investor relations expense.  For the nine month ending September 30, 2011, the Company recognized $10,400 of investor relations expense.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011. For the three month and nine month ending September 30, 2011 the Company recognized $6,859 of expense.

During September 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  For the three month and nine month ending September 30, 2011, the Company recognized $14,500 of investor relations expense.

During 2011, the Company issued 2,018 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $2,163, fair value.  For the three month and nine month ending September 30, 2011, the Company recognized $2,163 of expense.

During 2011, the Company issued 675,000 shares of common stock and warrants to purchase 675,000 shares of common stock expiring September 2013 for proceeds of $675,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share. The warrants to purchase 337,500 shares of

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

common stock at $1.00 and the warrants to purchase 337,500 shares of common stock at $1.25 per share are still outstanding as of September 30, 2011.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2011 and 2010: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 116% and 125% in 2011  and between 127% and 134% in 2010, risk-free interest rate between 0.96% and 2.15% in 2011 and between 1.64% and 2.55% in 2010 and expected option life of three to five years in 2011 and 2010.

As of September 30, 2011, there was $937,467 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2014.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

4	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price
Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68

Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83

Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48

Granted	3,495,001	$ 0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$ 0.001-$1.75	$ 0.79

Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,204,451)	$ 0.25-$1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$ 0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$ 0.25-$1.75	$ 0.83

Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$ 0.25-$1.75	$ 1.00

Granted	1,210,000	$ 1.00-$1.25	$ 1.12
Expired	-	-
Forfeited	-	-	-
Exercised	-	-	-

Outstanding, September 30, 2011	8,186,000	$ 0.25-$1.75	$ 1.02

Exercisable, September 30, 2011	7,170,375	$ 0.25-$1.75	$ 0.99

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2011	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,170,375	2.1 Years	$ 0.99

NOTE 8 – RELATED PARTY

At September 30, 2011 the Company has accrued salaries to one officer and two beneficial owners of $47,838.

.

NOTE 9 – SUBSEQUENT EVENTS

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012, and will be expensed over its vesting term.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of our operations together with our financial statements and the related notes to those statements included in this Form 10-Q. In addition to historical financial information, this discussion contains forward-looking statements reflecting our current plans, estimates, beliefs and expectations that involve risks and uncertainties. As a result of many important factors, particularly those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”  Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements.

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

In October of 2010, we announced the results of testing performed by Lehigh University which demonstrated the Third-order non-linear properties of our proprietary molecules in the

Perkinamine NR TM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,630 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

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

In August 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) manufactured for our Company the first commercial grade non-linear waveguide prototype.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the sale of our private stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants.  During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During the first six months of 2011, we issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During the second quarter of 2011 we obtained $200,000 from the sale of shares of our common stock pursuant to our stock purchase agreement with Lincoln Park Capital Fund, LLC. In August 2011 we commenced a $1,000,000 private offering of our common stock and warrants, and to date we have received $675,000 in proceeds from that offering.

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

Results of Operations

Comparison of three months ended September 30, 2011 to three months ended September 30, 2010

Revenues

We had no revenues during the three months ended September 30, 2011 and 2010. The Company is at various stages with potential customers and expects additional revenues once customers release purchase orders against current outstanding proposals or once product evaluations are completed by customers.

Operating Expenses

Our operating expenses were $726,119 and $797,983 for the three months ended September 30, 2011 and 2010, respectively, for a decrease of $71,864. This is primarily due to a decrease in non cash stock compensation and stock option amortization offset by increases in fees for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), expenditures for the removal of material past its useful life, laboratory electro-optic device prototype, development and testing expense, salaries and wages and insurance. Included in our operating expenses for the three months ended September 30, 2011 was $322,402 for research and development expenses compared to $369,227 for the three months ended September 30, 2010, for a decrease of $46,825. This is primarily due to a decrease in non cash stock compensation and stock option amortization offset by increases in expenditures for the removal of material past its useful life and laboratory electro-optic device prototype design, development and testing expense.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced prototype electro-optic device design, development and processing work; customer testing; material testing; fees; costs; and related operating expenses.

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

Non cash stock compensation and stock option amortization decreased $98,524 from $183,506 for the three months ended September 30, 2010 to $84,982 for the three months ended September 30, 2011.

Expenses for the disposal of materials past its useful life in research and development operations increased $16,286 from $682 for the three months ended September 30, 2010 to $16,968 for the three months ended September 30, 2011.

Laboratory electro-optic device prototype, development and testing expense increased $16,123 from $38,863 for the three months ended September 30, 2010 to $54,986 for the three months ended September 30, 2011.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $25,039 to $403,717 for the three months ended September 30, 2011 compared to $428,756 for the three months ended September 30, 2010. The decrease is due primarily to amortization of warrants during the three month period ending September 30, 2010 for a financial investor advisory board member, offset by increases in fees for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), salaries and wages and insurance.

Total expenses for accounting and administrative services decreased by $3,910 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Non cash amortization of warrants for accounting and administrative services decreased $25,910 from $53,365 for the three months ended September 30, 2010 to $27,455 for the three months ended September 30, 2011. Accounting fees increased $22,000 from $10,500 for the three months ended September 30, 2010 compared to $32,500 for the three months ended September 30, 2011. The additional accounting fees incurred during the three months ended September 30, 2011 included fees of $13,000 for services relating to the registration statement for the resale of common stock to an institutional investor and the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL).

Stock compensation decreased by $118,094 to $149,977 for the three months ended September 30, 2011 compared to $268,071 for the three months ended September 30, 2010. The stock compensation for the three month period ended September 30, 2011 and September 30,

2010 included the aforementioned amortization of warrants for accounting and administrative expenses. The stock compensation for the three month period ended September 30, 2010 included $69,570 in amortization of warrants for a financial investor advisory board member.

Investor relations expenses were $25,740 and $18,343 for the three months ended September 30, 2011 and 2010 for an increase of $7,397. During 2011, the Company employed an investor relations specialist.

Remaining general and administrative wages and salaries increased $21,310 from $25,746 for the three months ended September 30, 2010 to $47,056 for the three months ended September 30, 2011 primarily due to the employment of a Vice President of Sales and Marketing during 2011.

SEC filing fees increased by $5,939 from $915 for the three months ended September 30, 2010 to $6,854 for the three months ended September 30, 2011 for services relating to the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL) as required by the U.S. Securities and Exchange Commission (SEC).

Directors’ and officers’ insurance increased $16,362 from $5,588 for the three months ended September 30, 2010 to $21,950 for the three months ended September 30, 2011 primarily due to an increase in directors’ and officers’ insurance coverage during 2011 in conjunction with previous period correction of the insurance allocation between general and administrative and research and development expenses recorded during the three months ended September 30, 2011.

Auditing and tax preparation fees increased $7,750 from $7,550 for the three months ended September 30, 2010 compared to $15,300 for the three months ended September 30, 2011. The additional auditing and tax preparation fees incurred during the three months ended September 30, 2011 were due to the timing of the recognition of fees relating to the filing of 2010's corporate tax returns.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $726,187 and $798,120 for the three months ended September 30, 2011 and 2010, respectively, for a decrease of $71,933, primarily due to a decrease in non cash stock compensation and stock option amortization offset by increases in fees for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), expenditures for the removal of material past its useful life, laboratory electro-optic device prototype design, development and testing expense, salaries and wages and insurance.

Comparison of nine months ended September 30, 2011 to nine months ended September 30, 2010

Revenues

We had no revenues during the nine months ended September 30, 2011 and there were $3,200 in revenues during the nine months ended September 30, 2010. The Company is at various stages with potential customers and expects additional revenues once customers release purchase orders against current outstanding proposals or once product evaluations are completed by customers.

Operating Expenses

Our operating expenses were $2,539,805 and $2,692,157 for the nine months ended September 30, 2011 and 2010, respectively, for a decrease of $152,352. The decrease is due primarily to decrease in non cash general and administrative amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair and investor relation expenses offset by increases in fees incurred for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), wages and salaries and non cash research and development amortization of options.

Included in our operating expenses for the nine months ended September 30, 2011 was $1,287,308 for research and development expenses compared to $1,142,891 for the nine months ended September 30, 2010, for an increase of $144,417. This is primarily due to increases in non cash stock compensation and stock option amortization, salaries and wages, expenditures for the removal of material past its useful life and the allocation of health insurance and travel and lodging expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced prototype electro-optic device design, development and processing work; customer testing; material testing; fees; costs; and related operating expenses.

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

Non cash stock compensation and stock option amortization increased $41,429 from $533,775 for the nine months ended September 30, 2010 to $575,204 for the nine months ended September 30, 2011.

Wages and salaries increased $20,613 from $328,907 for the nine months ended September 30, 2010 to $349,520 for the nine months ended September 30, 2011 primarily due to additional employees hired during 2010 and 2011.

Expenses for the disposal of materials past its useful life in research and development operations increased $18,951 from $1,896 for the nine months ended September 30, 2010 to $20,847 for the nine months ended September 30, 2011.

Due to a change in the allocation between general and administrative and research and development expenses, health insurance, travel and lodging expenses allocated to research and development increased for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. Health insurance expenditures for research and development employees increased $11,294 from $21,672 for the nine months ended September 30, 2010 to $32,966 for the nine months ended September 30, 2011. Travel and lodging expenses increased $37,835 from $923 for the nine months ended September 30, 2010 to $38,758 for the nine months ended September 30, 2011.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $296,769 to $1,252,497 for the nine months ended September 30, 2011 compared to $1,549,266 for the nine months ended September 30, 2010. The decrease is due primarily to decrease in non cash amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair and investor relations expense offset by increases in fees for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), wages and salaries and insurance.

Legal fees increased $39,788 to $102,902 and for the nine months ended September 30, 2011 compared to $63,114 for the nine months ended September 30, 2010. The increase relates to the legal fees incurred during the nine months ended September 30, 2011 for the filing of a registration statement for the resale of common stock to an institutional investor.

Investor relations expenses decreased by $34,931 from $116,316 for the nine months ended September 30, 2010 to $81,385 for the nine months ended September 30, 2011. During 2011, the Company employed an investor relations specialist in an effort to control costs and to expand its exposure to a broader base of investors.

Remaining general and administrative wages and salaries increased $30,323 from $72,699 for the nine months ended September 30, 2010 to $103,022 for the nine months ended September 30, 2011 primarily due to the employment of a Vice President of Sales and Marketing during 2011.

Total expenses for accounting and administrative services decreased by $37,730 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Non cash amortization of warrants for accounting and administrative services decreased $77,730 from $160,095 for the nine months ended September 30, 2010 to $82,365 for the nine months ended September 30, 2011. Accounting fees increased $40,000 from $31,500 for the nine months ended September 30, 2010 compared to $71,500 for the nine months ended September 30, 2011. The additional accounting fees incurred during the nine months ended September 30, 2011 included fees of $13,000 for services relating to the registration statement for the resale of common stock to an institutional investor and the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL) as required by the U.S. Securities and Exchange Commission (SEC).

SEC filing fees increased by $7,102 from $4,200 for the nine months ended September 30, 2010 to $11,302 for the nine months ended September 30, 2011 for services relating to the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL).

Health insurance premiums and directors’ and officers’ insurance increased $30,412 from $52,965 for the nine months ended September 30, 2010 to $83,377 for the nine months ended September 30, 2011 primarily due to health insurance coverage for additional employees hired and an increase in directors’ and officers’ insurance coverage during 2011 offset by a change in the allocation between general and administrative and research and development expenses.

Non cash stock compensation decreased by $424,936 to $581,971 for the nine months ended September 30, 2011 compared to $1,006,907 for the nine months ended September 30, 2010. The stock compensation for the nine months ended September 30, 2011 included the aforementioned non cash amortization of warrants for accounting and administrative expenses. This total decrease in stock compensation is primarily due to the non cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair during 2010.

Annual Shareholder meeting expenses decreased by $16,049 to $23,809 for the nine months ended September 30, 2011 compared to $39,858 for the nine months ended September 30, 2010.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) was ($166,280) for the nine months ended September 30, 2011, relating primarily to the commitment fee associated with the resale of shares to an institutional investor during the nine month period ending September 30, 2011. Other income (expense) was ($240) for the nine months ended September 30, 2010.

Net Loss

Net loss was $2,706,085 and $2,689,197 for the nine months ended September 30, 2011 and 2010, respectively, for an increase of $16,888, primarily resulting from the increase in fees for the registration of common stock for resale to an institutional investor and commitment fees for the resale of common stock, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), wages and salaries and non cash research and development amortization of options offset by decreases in non cash general and administrative amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair and investor relations expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2010.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2011, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, net cash used in operating activities was $1,174,410 and net cash used in investing activities was $92,528, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2011 was $875,000. At September 30, 2011, our cash and cash equivalents totaled $561,929, our assets totaled $1,140,110, our liabilities totaled $240,017, and we had stockholders’ equity of $900,093.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through January 2012; however, we will need to trigger our LPC equity commitment (see below) or obtain additional future financing to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from our LPC equity commitment,  equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

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

We cannot assure you that we will meet the conditions of the stock purchase agreement with LPC in order to obligate LPC to purchase our shares of common stock. Since August, we have been unable to meet the requisite conditions to obligate LPC to purchase our shares of common stock, and in the event we continue to fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs. In late August 2011, we commenced a $1,000,000 private offering of our common stock and warrants, and to date we have received $675,000 in proceeds from that offering.

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

Analysis of Cash Flows

For the nine months ended September 30, 2011

Net cash used in operating activities was $1,174,410 for the nine months ended September 30, 2011, consisting of payments for research and development, salaries and wages, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $406,073 in warrants issued for services, $761,555 in options issued for services, $207,929 in common stock issued for services, $26,141 in depreciation and patent amortization expenses, $5,972 in prepaid expenses and other current assets and $124,005 in accounts payable and accrued expenses.

Net cash used by investing activities was $92,528 for the nine months ended September 30, 2011, consisting of $81,507 for intangibles (patents) and $11,021 in asset additions for the lab.

Net cash provided by financing activities was $875,000 for the nine months ended September 30, 2011 and consisted of $200,000 in proceeds from the sale of common stock to an institutional investor and $675,000 in proceeds from the issuance of common stock and warrants pursuant to a private placement.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Securities issued for cash

Date	Security/Value

Aug.-Sept. 2011	675,000 shares of common stock/warrants to purchase up to 675,000 shares of common stock for proceeds of $675,000.

Securities issued for services

Date	Security/Value

August 2011	Stock option - 150,000 shares of common stock at $1.01 per share. The option was valued at $123,241 using the Black-Scholes Option Pricing Formula.

September 2011	Common stock – 10,000 shares of common stock. The common stock was valued at $14,500.

September 2011	Common stock – 2,018 shares of common stock. The common stock was valued at $2,163.

No underwriters were utilized and no commissions were paid with respect to any of the above transactions.  We relied on Section 4(2) and Rule 506 of Regulation D of the Securities Act since the transactions did not involve any public offering.

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
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: November 14, 2011

By: /s/ James S. Marcelli
       James S. Marcelli,

       Chief Executive Officer

Date: November 14, 2011

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: November 14, 2011