Form 10-K
period 2011-12-31
Lightwave Logic, Inc.
filed 2012-04-02
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Ruthar Drive, Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 302-356-2709

Securities registered pursuant to Section 12(b) of the Act

Title of each class registered	Name of each exchange on which registered

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

Yes  ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $32,013,928 as of June 30, 2011.

As of March 29, 2012, there were 47,562,340 shares outstanding of the registrant’s common stock, $.001 par value.

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

Immediately prior to the time of the reorganization transaction, our Company was a non-reporting development stage company whose stock was traded on the OTC: Pink Sheets.  We had no substantive business operations and we were seeking other business opportunities. Our Company was originally incorporated under the laws of the State of Nevada on June 24, 1997 as Eastern Idaho Internet Services, Inc. to operate as an Internet services marketing firm. It was unsuccessful in this venture, and in June 1998 it ceased its operations and sold all of its operating assets.

On October 20, 2006, in order to consolidate the operations of PSI-TEC Holdings, Inc. and PSI-TEC Corp. (PSI-TEC Holdings, Inc.'s wholly owned subsidiary), PSI-TEC Holdings, Inc. and PSI-TEC Corp. merged; and PSI-TEC Holdings, Inc., a Nevada corporation, became the surviving entity and subsequently changed its name to Third-Order Nanotechnologies, Inc. No change of control or domicile occurred as a result of the merger.

On March 10, 2008, Third-order Nanotechnologies, Inc. changed its name to Lightwave Logic, Inc. to better suit its strategic business plan and to facilitate stockholder recognition of the Company and its business.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc., a Nevada corporation.

Our principal executive office is located at 111 Ruthar Drive, Newark, DE 19711, and our telephone number is (302)-356-2709. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Overview

We are a development stage research and development company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, computing and photovoltaic cells.  Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patented and patent-pending technologies when completed and tested to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

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

Our non-linear all optical polymers have demonstrated resonantly enhanced Third-order properties approximately 2,630 times larger than fused silica, which means that they are highly photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

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

Thermal Gravimetric Analysis (TGA)

The basic principle in TGA is to measure the mass of a sample as a function of temperature. This, in principle, simple measurement is an important and powerful tool in solid-state chemistry and materials science. The method, for example, can be used to determine water of crystallization, follow degradation of materials, determine reaction kinetics, study oxidation and reduction, or to teach the principles of stoichiometry, formulae and analysis.

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

Our Business

Lightwave Logic, Inc. is developing a new generation of advanced organic nonlinear materials to be used to make electro-optic polymers and non-linear all-optical polymers. These polymer-based materials when used in modulators can convert high-speed electronic signals into optical (light) signals for use in communications systems for high-speed data transfer. In the case of non-linear all-optical polymers, certain of our Company’s materials can be used in devices that use light waves to switch other light waves.

Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing our proprietary technology, we are in the process of engineering advanced electro-optic polymers that we believe may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. We believe that polymer materials engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

Our organic materials work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths), but possess inherent advantages to inorganic materials

Currently, the core electro-optic material contained in most modulators is a crystalline material, such as lithium niobate or gallium arsenide, which must be manufactured in strict dust-free conditions since even slight contamination can render them inoperable. As a result, these crystalline materials are expensive to produce. Current electro-optic crystals are limited to telecommunication speeds that are less than 40Gb/s (40 billion digital bits of data per second). Lithium niobate devices require large power levels (modulation voltages) to operate and are large in size -- typically measuring about four inches long. Considering that most integrated circuits are literally invisible to the naked eye, these devices are enormous. Additionally, it is important to note that these crystalline-based electro-optic modulators require expensive mechanical packaging (housings) generally comprised of materials, such as gold-plated Kovar, in order to assure operational integrity over required time and operating temperature ranges.

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

We consider electro-optic polymers to be the most feasible technology for future high-speed (wide bandwidth) electronic-optical conversion. Due to the ease of processing afforded by electro-optic polymers, as well as their capacity to foster component size reduction.  We believe electro-optic polymers have the potential to replace existing high-speed fiber-optics components that are used today in many commercial and military applications.

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

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design models are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws have prevented commercial quality polymer-based modulators operating at 10-40Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius.

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

Our research and findings in this area resulted in our Company being the sole recipient of the 2006 Electro-Optic Materials Technology Innovation of the Year Award by Frost & Sullivan. Frost & Sullivan's Technology Innovation of the Year Award is bestowed upon candidates whose original research has resulted in innovations that have, or are expected to bring, significant contributions to multiple industries in terms of adoption, change, and competitive posture. This award recognizes the quality and depth of our Company's research and development program as well as the vision and risk-taking that enabled us to undertake such an endeavor. Our Company did not actively elicit consideration or apply to receive this award. Frost & Sullivan independently contacted our Company and conducted several interviews, which included chemical and technical experts in the field of electro-optics who were supplied with detailed public information regarding our Company's technological innovations.

Our Intellectual Property

Issued U.S. Patents:

US 7 919 619	-	Heterocyclical Chromophore Architectures (Granted April 5, 2011)
US 7 894 695	-	Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted – February 22, 2011)

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

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our PerkinamineTM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our PerkinamineTM materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA).

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage. We anticipate completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we may incur delays in this process due to slower than expected material production within our laboratories and/or delays caused by the production of the modulator and testing procedures.

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

In November 2009 we introduced our new prototype phase modulator to the Gilder/Forbes Telecosm Conference in Tarrytown, New York and discussed how our material could be spun onto silicon chips prior to stacking and used for input, output, and interconnect due to the stability of our electro-optic polymer and our recent demonstration that our proprietary PerkinamineTM materials can survive all of the rigors of standard commercial manufacturing processes. Other applications discussed with the conference attendees included low cost modulators for fiber optic communications, multi-channel modulators for ultra dense wavelength division multiplex systems, and optical computing.

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

In October of 2010 we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This project will incorporate one of our Company’s advanced electro-optical polymer materials.

In October of 2010 we announced the results of testing performed by Lehigh University that demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NRTM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

In March 2011 we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices.

In February and April 2011, the United States Patent Office granted our Company 2 patents:  US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our PerkinamineTM chromophores and US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our Perkinamine NRTM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor.

In March 2011 we announced a two-year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our PerkinamineTM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infrared into the near ultraviolet. The University intends to explore how to efficiently capture a wide range of solar radiation with our material.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials. These are early results and we have much to learn about how to harness full potential of Perkinamine IndigoTM. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability.  Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics.

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

Two distinct technologies currently exist for the fabrication of fiber-optic devices, such as fiber-optic modulators. The first, which is the more traditional technology, utilizes an electro-optically active inorganic core crystalline material (e.g. lithium niobate). The second, which is the focus of the Company’s research, involves the exploitation of electro-optic polymers.

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

Polymer-based electro-optic modulators may provide considerable advantages over traditional inorganic fiber-optic technology in terms of:

•

Cost

•

Size and versatility

•

Modulating/switching speed

•

Optical transmission properties

•

Lower operating voltages

•

Generate less heat

Competition

We are aware of only one company, Gigoptix, Inc., that competes directly with us.  They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed within the University of Washington.

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

Our innovative solution lies in a very well known scientific phenomenon called aromaticity, which causes a high degree of molecular stability. Aromaticity is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other.  Aromatic compounds are extremely stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack. Until now, to our knowledge, no one has been able to propose molecular designs that could effectively exploit aromaticity in the design of a high-performance electro-optic polymer.

We believe now that we have fabricated electro-optic molecular architectures that do in fact exhibit extremely high thermal stability, our technologies may soon replace inorganic electro-optic materials in the marketplace due to their considerable advantages over traditional inorganic fiber-optic materials.

Our Target Markets

Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials used in fiber-optic ground, wireless and satellite communication networks. We believe our electro-optic polymers may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include: (i) telecommunications; (ii) backplane optical interconnects; (iii) entertainment; (iv) medical applications; (v) satellite reconnaissance; (vi) navigation systems; (vii) radar applications; (viii) all-optical transistors and (ix) photovoltaic cells.

Telecommunications/Data Communications

Telecommunications is one of the primary initial target applications for electro-optic polymers.

Telecommunication companies are currently faced with the enormous challenge to keep up with the tremendous explosion in demand for bandwidth due to the popularity of Internet enabled devices accessing all forms of streaming media, along with voice messaging, text messaging and cloud based data access.

The challenge for these companies is converting digital information in the form of electric signals into optical information and back. Their networks rely upon optical modulators based around inorganic materials, such as lithium niobate, to accomplish this task. These existing legacy modulators have inherent limitations in terms of maximum data rates, error correction, and costs associated with their manufacture and other operating costs related to drive voltage and heat dissipation due to the complexities of producing single crystalline ingots of sufficient diameter (3 to 5 inches). Also, strict environmental controls must be enforced during the growth of the core crystalline material.

Replacing these inorganic materials with organic polymer materials made with PerkinamineTM chromophores would offer significant improvements in data rates; reduce form factor; require less error correction along with a significant reduction in drive voltage leading to less heat dissipation and hence reduce the overall cost of operation with regard to site cooling. Polymers are not inherently costly to produce nor do they require such strict environmental conditions. Due to their material flexibility (e.g. ability to more easily mold into specific topologies) they are expected to enable smaller, cheaper, faster, less expensive, and more integrated network components. In many laboratory tests, electro-optic polymers have demonstrated substantial (3-10x) transmission data speed improvements over crystalline technologies (lithium niobate, gallium arsenide, indium phosphide).

Backplane Optical Interconnects

Organic nonlinear polymer based devices offer advantages in Active Optical cables that are used in data communications in computer-to-computer or server-to-server applications. It is reported that backplane optical interconnects are envisioned by members within leading corporations (including IBM, Intel and Agilent Technologies) as the future of high-speed computation. These components can potentially replace copper circuitry with photons carrying digital information over fiber optic cable in CPU architecture to manage CPU-to-graphics, CPU–to-memory and CPU-to-I/O device interactions that have previously operated over an internal electrical bus.  On-Chip optical buses can increase performance and decrease cost. They could speed the transmission of information within an integrated circuit, among integrated circuit chips in a module, and across circuit boards at speeds unattainable with traditional metallic interconnections and bus structures. Additionally, our organic polymer material possesses the thermal stability necessary to survive Complementary Metal Oxide Semiconductor (CMOS) processing temperatures that gives it the ability to be spin-coated on silicon substrates requiring no additional production steps. In the future, all-optical (light-switching-light) signal processing could become possible using an advanced version of our chemistry.

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

Medical Applications

Medical Applications for electro-optic polymers have been proposed for many varied applications, including dentistry, oncology and protein identification.  Although experimental, it is believed that the successful fabrication of high-stability electro-optic polymers could open up many future applications such as these. Other medical applications such as the higher-speed transmission of medical records, X-ray and MRI scans over the Internet would be improved by the broadening of Internet bandwidth.

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

Navigation Systems

Navigation systems for both advanced aerial and missile guidance require the use of electro-optic gyroscopes.  These devices are currently fabricated out of lithium niobate or similar electro-optic materials; the application of electro-optic polymers would facilitate the development of more accurate and architecturally simple device designs.

Radar Applications

Radar Applications, specifically phased array radar, has been traditionally understood as a potential application for successful electro-optic material designs, along with electronic counter measure systems (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics and spatial light modulation.

Optical Filters

Optical filters are devices that utilize optical waveguides and various other structures like ring resonators that can be made with organic nonlinear materials that can filter out a specific wavelengths from one waveguide and redirect them to a different waveguide.

Optical Limiters

Optical limiters can be in the form of coating that can react to extremes types of light as in a laser directed at a pilots eyes or intense light emanating from a nuclear weapon.  Because of  extremely fast reaction time of organic materials, the coating can offer various forms of protection by limiting or reducing the intensity of incoming waves.

Spatial Light Modulators

Spatial Light Modulators (SLMs) are optical computing devices that can be used in various recognition applications by collecting and correlating optical input to stored images in a database using complex mathematical computations based around calculated light intensity at various point on an image.  Proliferation of these devices has been hampered by existing Liquid Crystal display technology that is accurate, but too slow for widespread adoption.  Organic nonlinear polymers offer potential performance increases that could be orders of magnitude greater than LCD technology.

All-Optical Transistors

All-optical transistors are expected to be included in the future market of all-optic devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. Some experts anticipate that all-optical transistors will replace traditional transistors used today in microprocessors. All-optical transistors are expected to enable the fabrication of an entirely new high-speed generation of "polymer" computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

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

Develop Electro-Optic Product Devices

We intend to utilize our proprietary technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications and government. We expect our initial product device line to include high-speed 40Gb/s and 100Gb/s modulators and system applications.

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

Develop a Comprehensive Marketing Plan

We are presently building a sales and marketing organization dedicated to developing customers and multiple distribution channels for our products. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales organizations, such as electro-optic component representatives and distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

In 2008 we retained TangibleFuture, Inc., a San Francisco based technology analysis and business development consulting company, to generate an independent assessment of our business opportunities in the fiber-optic telecommunications and optical computing sectors and develop strategies to penetrate those potential markets.

In 2011 we retained the services of EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, former chief technology officer at JDS Uniphase Corporation, a leading provider of communications test and measurement solutions, and optical products.  Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop.

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

We have also developed an excellent relationship with the University of Delaware, an institution well known for excellence in chemical engineering, which we intend to maintain and strengthen our relationships with The University of Alabama Department of Chemistry, The City University of New York (CUNY) Laboratory for Nano and Micro Photonics (LaNMP), Lehigh University Center for Optical Technologies, and The Guided Wave Optics Laboratory (GWOL) of the University of Colorado at Boulder (UCB).

Attract seasoned executives and science and technology personnel to our Company

In May 2007, we retained Dr. David F. Eaton as our Interim Chief Technology Officer and in January 2008, Dr. Eaton became our permanent Chief Technology Officer until his resignation as such in November 2011. Dr. Eaton now serves as our scientific advisor, a non-executive position.  Previously, Dr. Eaton spent thirty years with DuPont where he worked in research & development, research & development management and business leadership positions. Dr. Eaton spearheaded DuPont’s entry into polymer-based components for fiber optic telecommunication by founding DuPont Photonics Technology, a wholly owned subsidiary of DuPont.

In March 2008, we retained Terry Turpin as our Optical Computing expert. Mr. Turpin began his engineering career developing computing engines for the National Security Agency (NSA) where he served as Chief of the Advanced Processing Technologies Division, representing the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering.

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

In August 2011, we retained Charles Olson as our Vice President of Sales & Marketing.  Mr. Olson has over 25 years of sales and marketing experience in the Microelectronics/ Semiconductor industries, of which 15+ years were based in Silicon Valley.

In November 2011 we retained Dr. Louis C. Glasgow as our Chief Technology Officer. For seven years Dr. Glasgow worked at Corning, Inc. as the Director of Organic Technology. Prior to that, Dr. Glasgow spent 28 years working at DuPont in various capacities, his last being Director of Innovation.

In December 2011, we retained Dr. Frederick Leonberger, PhD as our Senior Advisor.  Dr Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. We previously retained EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, as a consultant to the Company. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop.

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

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTM Indigo.  We intend to have a working bench-top prototype sometime during 2012 for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

Spatial Light Modulator

We have recently begun the development of a Spatial Light Modulator with an outside manufacture utilizing certain of our PerkinamineTM chromophores.  A spatial modulator is a form of optical computer that can perform various advanced tasks, such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 times per second.

Optical Filter

We are in preliminary design and fabrication phases of development of an optical filter using our proprietary PerkinamineTM and Perkinamine NRTM materials within a SiNx photonics platform.  Initial work has been done in collaboration with City University of New York, but limitations in their process capabilities have led us to seek alternate fabrication facilities, which are underway at this time.

Optical Limiter

An optical limiter is a device that protects an optical detector (or a human eye) from damage by attack from high power laser weapons.  In order to provide protection for these systems, an optical attenuator device with an exceptionally fast reaction time is required. We are utilizing the third-order nonlinearities of our PerkinamineTM and Perkinamine NRTM materials to explore this utility as a potential product.  We are in the very early stages of feasibility studies in collaboration with a potential customer and a government agency laboratory.

All-Optical Switch

An all-optical switch is one that enables signals in optical fibers or networks to be selectively switched from one fiber or circuit to another.  Many device designs have been developed and commercialized in today’s telecom networks to effect optical switching by using mechanical or electrical control elements to accomplish the switching event.  Future networks will require all-optical switches that can be more rapidly activated with a low energy and short duration optical control pulse. We are in early development of an all-optical switch in collaboration with a potential customer.

Multi-Channel Optical Modem

We are in early feasibility study of a multi-wavelength optical modem that will enable an order of magnitude increase in Internet capacity over legacy fiber.

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

University of Colorado Boulder

The Guided Wave Optics Laboratory (GWOL) of the University of Colorado at Boulder (UCB) is the research laboratory of Prof. Alan Mickelson. Active research areas at present include nonlinear optics in polymers, plasmonic meta-materials and silicon photonics. Facilities at GWOL include cleanroom for optical and electrical device fabrication, VIS/IR lasers and optical benches for testing, high speed electronics for driving subsystems and micropostioning necessary for coupling to nanooptics as well as fiber optic systems.  GWOL has been performing optical testing as a customer service for since its inception in 1984, especially services such as Teng Mann electro-optic coefficient determination.

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

Air Force Research laboratory (AFRL)

In cooperation with the Defense Advance Research Projects Agency (DARPA), top-level and senior engineers and scientists at the Air Force Research Laboratory at Wright-Patterson Air Force Base in Dayton, Ohio reviewed our molecular design technologies. An Air Force Research Laboratory senior scientist and engineer, in connection with a National Science Foundation proposal and as a result of reviews conducted under the Defense Advance Research Projects Agency's C2OI  (Chip-to-Chip Optical Interconnects) and MORPH (Molecular Photonics), concluded that, "[our] molecular designs show promise of a five to ten times improvement over existing commercial polymeric architectures." In review of detailed calculations performed on our future material designs, Air Force Research Laboratory personnel further note, "Computer simulations and modeling indicate that [our] approach to materials synthesis has the potential for realizing high nonlinearity (i.e., high electro-optic performance). This, in turn, could result in five to ten times lower drive voltages for devices." "Synthesis of [our] materials to verify the properties predicted by the computer models is essential for new NLO (electro-optic) polymer material development.... This is a very novel and promising approach that has the potential for high payoff."

These predictions were validated in 2006 by independent tests performed on our patented and patent-pending electro-optic materials at the University of Arizona, which performed approximately seven times better than other competitive technologies.

With regard to applications of our materials, an Air Force Research Laboratory senior scientist stated, "Highly active NLO (electro-optic) polymer materials are key for the realization of next generation electro-optic devices and render high application potential for high-speed fiber-optic telecommunication (i.e., Internet, HDTV), satellite reconnaissance (i.e., homeland security), and navigation and guidance systems."

Our Competition

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, NeoPhotonics, OpLink, CyOptics, FiBest and Multiplex. Additional the five largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are JDS Uniphase, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

We are aware of only one company, Gigoptix, Inc., that competes directly with us.   They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed within the University of Washington.

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

Item 1A.

Risk Factors.

Investing in our common stock is risky. In addition to the other information contained in this annual report, you should consider carefully the following risk factors in evaluating our business and us. If any of the possible negative events described in the following risk factors were to occur, our business, financial condition or results of operations likely would suffer. In that event, the trading price of our common stock could decline, and you could lose all or a part of your investment.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $3,482,622 for the year ended December 31, 2011 and $3,713,232 for the year ended December 31, 2010. We anticipate that we will continue to incur operating losses through at least 2012.

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

•

There may be issued patents we are not aware of that could block our entry into the market or could result in excessive litigation; and

•

The time required for us to achieve market acceptance of our products may exceed our capital resources that would require additional investment.

The failure to establish and maintain collaborative relationships may have a materially adverse affect on our business.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through September 2013; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than the Lincoln Park Capital Fund, LLC (“Lincoln Park”) financing transaction (described in the paragraph below), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

In May 2011, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, under which we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our registered common stock over a 30-month period. If we make sales of our common stock under the Purchase Agreement, we would be able to fund our operations for a longer period of time. However, the extent to which we will rely on the Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. Specifically, Lincoln Park does not have the obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $1.00 per share.

We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011. In the event we elect to issue more than 10,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC. If obtaining sufficient funding from Lincoln Park does not occur or is prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this annual report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

Additional financing may not be available to us, due to, among other things, our Company not having a sufficient credit history, income stream, profit level, asset base eligible to be collateralized, or market for its securities. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders may be reduced, and these securities may have rights superior to those of our common stock. If adequate funds are not available to satisfy our long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations.

We may not be able to access the full amounts available under the Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations that could have an adverse affect on our business.

Under the Purchase Agreement, we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our common stock over a 30-month period.  On any trading day selected by us, we may sell to Lincoln Park up to $200,000 of common stock by delivering a purchase notice to Lincoln Park. The Purchase Price of such shares is equal to the lesser of: (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.  Lincoln Park does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $1.00. To the extent that the market price of our common stock is below $1.00 per share on a trading day, we would not receive any proceeds under the Purchase Agreement for that day.

If the market price of our common stock is not below $9.50 per share, our sales will be limited to up to $1,000,000 of our common stock on each purchase date. If the market price of our common stock is not below $4.50 per share, our sales will be limited to up to $500,000 of our common stock on each purchase date.  If the market price of our common stock is not below $3.50 per share, our sales will be limited to up to $400,000 of our common stock on each purchase date.  If the market price of our common stock is not below $2.50 per share, our sales will be limited to up to $300,000 of our common stock on each purchase date.

Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20,000,000 over the term of the agreement.  In addition, we are only registering 10,000,000 shares of our common stock under this prospectus. Assuming a purchase price of $1.25 per share, the closing sale price of our common stock on May 19, 2011, and the issuance to Lincoln Park of 10,000,000 shares, which would be comprised of 9,851,412 shares purchased at $1.25 per share and 148,588 shares issued as additional pro rata commitment shares for no additional consideration, the proceeds to us would only be $12,500,000. In the event we elect to issue more than 10,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC.

The sale of shares of our common stock to Lincoln Park under the Purchase Agreement may cause substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Under the Purchase Agreement, we may sell to Lincoln Park, from time to time and under certain circumstances, up to $20,000,000 of our common stock upon the SEC declaring effective the resale registration statement, which occurred during June 2011. Over approximately 30 months from that time, generally, we have the right, but no obligation, to direct Lincoln Park to periodically purchase up to $20,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances.

We also agreed to issue to Lincoln Park up to an aggregate of 452,489 shares of common stock as a fee for Lincoln Park’s commitment to purchase our shares. Of these commitment shares, we issued 150,830 shares upon entering into the agreement with Lincoln Park. The remaining 301,659 commitment shares are issuable to Lincoln Park on a pro rata basis as purchases are made under the Purchase Agreement.

Depending upon market liquidity at the time, sales of shares of our common stock to Lincoln Park may cause the trading price of our common stock to decline. Lincoln Park may ultimately purchase all, some or none of the $20,000,000 of common stock, and after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park, and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2011, we have outstanding options and warrants to purchase an aggregate of 7,948,500 shares of our common stock at exercise prices ranging from $0.25 per share to $1.75 per share with a weighted average exercise price of $1.01 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly James S. Marcelli, our Chief Executive Officer and Dr. Louis C. Glasgow our Chief Technology Officer. Accordingly, the loss of the services of either of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

Our business and our facilities are subject to a number of federal, state and local laws and regulations relating to the generation, handling, treatment, storage and disposal of certain toxic or hazardous materials and waste products that we use or generate in our operations. Many of these environmental laws and regulations subject current or previous owners or occupiers of land to liability for the costs of investigation, removal or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or occupier knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were taken in compliance with the law. In our business, we use hazardous materials that are stored on site. We use various chemicals in our manufacturing process that may be toxic and covered by various environmental controls. An unaffiliated waste hauler transports the waste created by use of these materials off-site. Many environmental laws and regulations require generators of waste to take remedial actions at an off-site disposal location even if the disposal was conducted lawfully. The requirements of these laws and regulations are complex, change frequently and could become more stringent in the future. Failure to comply with current or future environmental laws and regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations or other actions, which could severely harm our business.

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

Shares Eligible for Future Sale May Adversely Affect the Market.

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations.  In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

There Is A Limited Market For Our Common Stock Which May Make It More Difficult For You To Sell Your Stock.

Our Company’s common stock is quoted on the OTC Bulletin Board under the symbol "LWLG.OB." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

We are subject to the “penny stock” rules and brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the OTC Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Our Company’s Stock Price May Be Volatile.

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

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our executive and business office headquarters are located at 111 Ruthar Drive, Newark, Delaware 19711. We coordinate our operations and market our services from this space. Our annual rent for this space is $8,700.

We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. We operate an organic synthesis and thin-films laboratory from this facility, which has equipment including NMR, IR, UV/VIS and HPLC analytical systems. Our annual rent for the space is $9,910.

Item 3.

Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

Item 4.

Mine Safety Disclosures.

Not Applicable.

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

		High		Low
		Bid	Ask	Bid	Ask

2010	1st Quarter	$ 2.30	$ 2.37	$ 1.30	$ 1.35
	2nd Quarter	$ 1.90	$ 2.20	$ 1.28	$ 1.35
	3rd Quarter	$ 1.65	$ 1.80	$ 0.80	$ 0.90
	4th Quarter	$ 1.77	$ 1.90	$ 0.87	$ 1.14

2011	1st Quarter	$ 1.56	$ 1.58	$ 1.10	$ 1.25
	2nd Quarter	$ 1.20	$ 1.40	$ 0(1)	$ 0(1)
	3rd Quarter	$ ---(2)	$ ---(2)	$ ---(2)	$ ---(2)
	4th Quarter	$ ---(2)	$ ---(2)	$ ---(2)	$ ---(2)

1.

Reflects that at least two market makers posted two-sided quotes for our common stock and all of the quotes were priced at zero.

2.

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of the date of this annual report, we have a total of 47,426,873 shares of common stock outstanding, held by approximately 2,930 individual shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,647,000	$1.16	957,450
Equity compensation plans not approved by security holders (2)	2,876,500	$0.69	0
Total	7,523,500	$0.98	957,450

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

June 2011	Common stock – 185,185 shares of common stock for aggregate proceeds of $200,000 pursuant to a purchase agreement and registration rights agreement.

3rd/4th FQ 2011	Common stock/Warrants - 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock for aggregate proceeds of $1,000,000 pursuant to a private offering.

Securities issued for services

Date	Security

January 2011	Warrant - 10,000 shares of common stock at $1.25 per share for services.

January 2011	Warrant - 25,000 shares of common stock at $1.25 per share for services.

March 2011	Common stock – 10,000 shares of common stock for $14,500 in services.

April 2011	Warrant - 150,000 shares of common stock at $1.18 per share for services.

May/June 2011	Common stock – 153,847 shares of common stock for commitment fee to institutional investor.

June 2011	Common stock - 10,000 shares of common stock for $10,400 in services.

September 2011	Common stock - 10,000 shares of common stock for $14,500 in services.

October 2011	Common stock – 2,018 shares of common stock for $2,163 in services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

May 2011	Stock options - 200,000 shares of common stock at $1.12 per share.

August 2011	Stock options - 150,000 shares of common stock at $1.01 per share.

November 2011	Stock options - 150,000 shares of common stock at $0.63 per share.

December 2011	Stock options – 250,000 shares of common stock at $1.01 per share.

December 2011	Stock options - 150,000 shares of common stock at $1.30 per share.

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

We are a development stage research and development company. We have developed and are continuing to develop Application Specific Electro-Optic Polymers (ASEOP) and Non-Linear All-Optical Polymers (NLAOP), which have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices. We engineer our proprietary electro-optic polymers at the molecular level for superior performance, stability, cost-efficiency and ease of processing. We expect our NLAOP polymers to broadly replace more expensive, lower-performance materials that are currently used in, telecommunication, data communications, computing, photovoltaic cells, wireless and satellite communication networks.

In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable.  The actual conversion of electricity to an optical signal may be performed by a molecularly engineered material known as an electro-optic polymer.

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. In December 2011 one of our non-linear optical polymers demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics.

Our non-linear all optical polymers have demonstrated resonantly enhanced Third-order properties about 2,630 times larger than fused silica, which means that they are very photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

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

On August 8, 2006, we contracted with Triple Play Communications Corporation, a design and market consulting company, to deliver a comprehensive market opportunity assessment report for high-speed 40G (commercial) & 100G+ (military/aerospace) modulators and system applications.

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

On September 25, 2006, we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine TM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our  PerkinamineTM  materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This project will incorporate one of our Company’s advanced electro-optical polymer materials.

In October of 2010, we announced the results of testing performed by Lehigh University that demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NRTM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at raters of 1 THz (terahertz).

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

In March 2011, the United States Patent Office granted our Company 2 patents:  US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our Perkinamine TM chromophores and US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

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

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials. These are early results and we have much to learn about how to harness full potential of Perkinamine IndigoTM. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability.  Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics.

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

During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During 2011, we raised $1,000,000 from the private sale of our common stock and warrants to purchase our common stock. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. Additionally, in May 2011, we signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at our sole discretion, the institutional investor has committed to invest up to $20 million in our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as we direct in accordance with the agreement, which may be terminated by us at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to the institutional investor.  On June 23, 2011, the institutional investor purchased 185,185 shares of common stock for proceeds of $200,000.  During January through March, 2012, the institutional investor purchased 1,870,588 shares of common stock for proceeds of $2,999,998.

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

Results of Operations

Comparison of fiscal 2011 to fiscal 2010

Revenues

As a development stage research and development company, we had no revenues during the year ended December 31, 2011.  There was $3,200 in engineering revenues during the year ended December 31, 2010.  The Company is at various stages with potential customers and expects additional revenues once customers release purchase orders against outstanding proposals or once customers complete product evaluations and product development.

Operating Expenses

Our operating expenses were $3,316,343 and $3,716,071 for the years ended December 31, 2011 and 2010, respectively, for a decrease of $399,728.  The decrease is due primarily to decrease in non cash general and administrative amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair, non cash research and development amortization of options and investor relation expenses offset by increases in fees incurred for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL,) laboratory electro-optic device prototype design, development and testing expense and wages and salaries.

Included in our operating expenses for the year ended December 31, 2011 was $1,682,557 for research and development expenses compared to $1,709,171 for the year ended December 31, 2010, for a decrease of $26,614.   This is primarily due to decreases in non cash stock compensation and stock option amortization offset by increases in laboratory electro-optic device prototype design, development and testing expense, salaries and wages, the allocation of health insurance and travel and lodging expenses and expenditures for the removal of material past its useful life.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced prototype electro-optic device design, development and processing work; customer testing; material testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; subcontracting work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Non cash stock compensation and stock option amortization decreased $295,209 from $936,912 for the year ended December 31, 2010 to $641,703 for the year ended December 31, 2011.

Laboratory electro-optic and optical device prototype, development and testing expense increased $94,846 from $189,148 for the year ended December 31, 2010 to $283,994 for the year ended December 31, 2011.

Wages and salaries increased $47,008 from $440,196 for the year ended December 31, 2010 to $487,204 for the year ended December 31, 2011 primarily due to additional employees hired during 2010 and 2011 including a full time Chief Technology Officer.

Due to a change in the allocation between general and administrative and research and development expenses, health insurance, travel and lodging expenses allocated to research and development increased for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  Health insurance expenditures for research and development employees increased $23,678 from $26,558 for the year ended December 31, 2010 to $50,236 for the year ended December 31, 2011. Travel and lodging expenses increased $52,970 from $1,034 for the year ended December 31, 2010 to $54,004 for the year ended December 30, 2011.  Travel and lodging expenses also increased as the result of additional travel in research and development activities.

Expenses for the disposal of materials past its useful life in research and development operations increased $20,798 from $2,092 for the year ended December 31, 2010 to $22,890 for the year ended December 31, 2011.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $373,114 to $1,633,786 for the year ended December 31, 2011 compared to $2,006,900 for the year ended December 31, 2010.  The decrease is due primarily to decrease in non cash amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair and investor relations expense offset by increases in fees for the registration of common stock for resale to an institutional investor, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), wages and salaries and insurance.

Legal fees increased $37,363 to $113,107 and for the year ended December 31, 2011 compared to $75,744 for the year ended December 31, 2010.  The increase relates to the legal fees incurred during the year ended December 31, 2011 for the filing of a registration statement for the resale of common stock to an institutional investor.

Investor relations expenses decreased by $38,396 from $151,725 for the year ended December 30, 2010 to $113,329 for the year ended December 31, 2011.  During 2011, the Company employed an investor relations specialist in an effort to control costs and to expand its exposure to a broader base of investors.

Remaining general and administrative wages and salaries increased $71,193 from $97,193 for the year ended December 31, 2010 to $168,386 for the year ended December 31, 2011 primarily due to the employment of a Vice President of Sales and Marketing during 2011.

Total expenses for accounting and administrative services decreased by $54,639 for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Non-cash amortization of warrants for accounting and administrative services decreased $103,639 from $213,459 for the year ended December 31, 2010 to $109,820 for the year ended December 31, 2011.  Accounting fees increased $49,000 from $42,000 for the year ended December 31, 2010 compared to $91,000 for the year ended December 31, 2011.  The additional accounting fees incurred during the year ended December 31, 2011 included fees of $13,000 for services relating to the registration statement for the resale of common stock to an institutional investor and the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL) as required by the U.S. Securities and Exchange Commission (SEC).

SEC filing fees increased by $7,652 from $5,250 for the year ended December 31, 2010 to $12,902 for the year ended December 31, 2011 for services relating to the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL).

Other professional fees increased by $18,822 from $1,941 for the year ended December 31, 2010 to $20,763 for the year ended December 31, 2011 for fees associated with the resale of common stock to an institutional investor.

Health insurance premiums and directors’ and officers’ insurance increased $56,156 from $65,050 for the year ended December 31, 2010 to $121,206 for the year ended December 31, 2011 primarily due to health insurance coverage for additional employees hired and an increase in directors’ and officers’ insurance coverage during 2011 offset by a change in the allocation between general and administrative and research and development expenses.

Non-cash stock compensation decreased by $573,378 to $749,925 for the year ended December 31, 2011 compared to $1,323,303 for the year ended December 31, 2010. The stock compensation for the year ended December 31, 2011 included the aforementioned non-cash amortization of warrants for accounting and administrative expenses. This total decrease in stock compensation is primarily due to the non-cash amortization of warrants as part of the employment agreement entered into with the Company’s new Chair during 2010.

Annual Shareholder meeting expenses decreased by $16,049 to $23,809 for the year ended December 31, 2011 compared to $39,858 for the year ended December 31, 2010.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and increase expenditures related to the future business development and sales of our products.

Other Income (Expense)

Other income (expense) was ($166,279) for the year ended December 31, 2011, relating primarily to the commitment fee associated with the resale of shares to an institutional investor during the year ending December 31, 2011.  Other income (expense) was ($361) for the year ended December 31, 2010.

Net Loss

Net loss was $3,482,622 and $3,713,232 for the years ended December 31, 2011 and 2010, respectively, for a decrease of $230,610, primarily resulting from the decreases in non cash general and administrative amortization of warrants based on vesting terms as part of the employment agreement entered into in January 2010 with the Company’s new Chair, non cash research and development amortization of options and investor relations expenses offset by increase in fees for the registration of common stock for resale to an institutional investor and commitment fees for the resale of common stock, expenses for the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL), laboratory electro-optic and optical device prototype designs, development and testing expense and wages and salaries.

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

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2011 and 2010: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 115% and 125% in 2011 and between 123% and 134% in 2010, risk-free interest rate between 0.82% and 2.15% in 2011 and between 1.64% and 2.55% in 2010 and expected option life of three to five years in 2011 and 2010.

As of December 31, 2011, there was $844,322 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2014.

Liquidity and Capital Resources

During the year ended December 31, 2011, net cash used in operating activities was $1,682,371 and net cash used in investing activities was $111,672, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2011 was $1,200,000.  At December 31, 2011, our cash and cash equivalents totaled $359,824, our assets totaled $921,435, our liabilities totaled $238,426, and we had stockholders’ equity of $683,009.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur in excess of $2,000,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2012.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through September 2013, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011. Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide our Company with sufficient funds to maintain its operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.  We cannot assure you that we will meet the conditions of the stock purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. We may terminate the Purchase Agreement at any time, at our discretion, without any penalty or cost to us. Lincoln Park may not assign or transfer its rights and obligations under the Purchase Agreement.

We expect that our cash used in operations will increase during 2012 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2011

Net cash used in operating activities was $1,682,371 for the year ended December 31, 2011, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $519,441 in warrants issued for services, $882,640 in options issued for services, $207,929 in common stock issued for services, $35,394 in depreciation and patent amortization expenses, $32,433 in prepaid expenses and other current assets and $122,414 in accounts payable and accrued expenses.

Net cash used by investing activities was $111,672 for the year ended December 31, 2011, consisting of $93,778 for intangibles (patents) and $17,894 in asset additions for the lab and research and development activities.

Net cash provided by financing activities was $1,200,000 for the year ended December 31, 2011 and consisted of $200,000 proceeds from sale of common stock to an institutional investor proceeds and $1,000,000 from the issuance of common stock under private placement.

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

Not Applicable.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report.

Changes in Company Internal Controls

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

Not Applicable.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term/Period Served

James S. Marcelli	64	Director, Chief Executive Officer, President	1 yr./Since 2008
Louis C. Glasgow	68	Chief Technology Officer	Since November 2011
Andrew J. Ashton	35	Director, Senior Vice President & Co-Founder, Treasurer, Secretary	1 yr./Since 2004
Terry Turpin	69	Optical Computing Guru(1)	Since March 2008
Thomas E. Zelibor	56	Non-Executive Chair of the Board of Directors	1 yr./Since 2008
Ross Fasick	78	Director	1 yr./Since 2008
William C. Pickett, III	68	Director	1 yr./Since 2008
Joseph A. Miller	70	Director	1 yr./Since 2011

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

Dr. Louis C. Glasgow has served as an officer of our Company since November 2011. From November 2003 to June 2010, Dr. Glasgow worked at Corning, Inc. as the Director of Organic Technology. From June 1973 to December 2001, Dr. Glasgow worked at DuPont in various capacities, his last being Director of Innovation. Dr. Glasgow holds a B.S. degree in chemistry from the University of Illinois, a M.S. degree and Ph.D. in physical chemistry from the University of Wisconsin and a Post Doctoral degree in photochemistry from the Max Planck Institute.

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

Mr. Terry Turpin. Mr. Turpin has served as our Optical Computing expert since March 2008. Since October 2006, Mr. Turpin has been a member of the UMBC College of Natural Science and Mathematics Advisory Board. Until January 2007, when Northrop Grumman Space & Mission Systems Corp. acquired Essex Corporation, Mr. Turpin was a director of Essex Corporation. Mr. Turpin remained Senior Vice President and Chief Scientist for Essex Corporation after its acquisition until April 2007. Mr. Turpin was appointed as a director of Essex Corporation in January 1997 and became its Senior Vice President and Chief Scientist in 1996. He joined Essex Corporation through a merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983,   the

National Securities Agency (NSA) employed Mr. Turpin.He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as Non-Executive Chair of the Board of Directors of our Company since October 2011, and has served as a director of our Company since July 2008. RADM Zelibor has over twenty years of strategic planning and senior leadership experience. Currently, RADM Zelibor serves as the Chief Executive Officer and President of Flatirons Solutions Corp. a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Previously, from July 2006 RADM Zelibor, served as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development. Prior to that time,, RADM Zelibor served in a number of positions, including as Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command.

Dr. Ross Fasick. Dr. Ross Fasick has served as a director of our Company since July 2008. Dr. Fasick has a broad spectrum of global business and chemistry experience that spans over thirty years. Dr. Fasick spent the early years of his career with DuPont as a research chemist primarily working with polymers and dyes. During his thirty year tenure at DuPont, Dr. Fasick held diverse positions ranging from manufacturing and business development to making divestitures and acquisitions. He served as both President of DuPont’s Brazil division and Director of worldwide paint operations. He completed his DuPont career as Senior VP of Polymers and Automotive, a division that generates multi-billion dollar annual revenues.  Since his retirement, Dr. Fasick has remained an active board and committee member for private college and pre-college level institutions. Dr Fasick earned his PhD in organic chemistry at the University of Delaware.

Mr. William C. Pickett, III. Mr. Pickett has served as a director of our Company since January 2008. Mr. Pickett enjoyed a 32 year career with E.I. DuPont de Nemours & Co., where he worked in numerous financial leadership positions, including serving from February 2002 to April 2004 as Chief Financial Officer of Invista, DuPont's $7 billion man-made fibers company, which was ultimately sold to Koch Industries, Inc. Following retirement from DuPont Mr. Pickett has served as a member of the Board of Directors, Executive Committee, Treasurer and Chair of the Finance Committee of the Ronald McDonald House of Delaware; and since December 2004, Mr. Pickett has been serving as Chair of Audit Committee and Chief Compliance Officer of the Operation Warm charity. Mr. Pickett received his MBA from Harvard Business School and a BA from Trinity College.

Dr. Joseph A. Miller.  Dr. Miller has served as a director of our Company since May 10, 2011.  Dr. Miller currently serves as Executive Vice President and Chief Technology Officer of Corning Incorporated, having joined Corning Incorporated in 2001 as Senior Vice President and Chief Technology Officer.  Dr. Miller was elected to his current position in 2002.  Prior to joining Corning Incorporated, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as Chief Technology Officer and Senior Vice President for Research and Development since 1994.  Dr. Miller began his career with DuPont in 1966.  Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation and holds a doctorate degree in Chemistry from Penn State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements other than Mr. Thomas Zelibor who did not timely file a Form 4 to report one transaction.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and lack of business operations. Instead of having such a committee, our Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. The directors recommend candidates for nomination for election or reelection for each annual meeting of shareholders and, as necessary, to fill vacancies and newly created directorships.

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

James S. Marcelli CEO, President Director(1)	2011 2010	200,000 184,833	0 0	0 0	364,122 541,667	0 1,200	564,122 727,700

David F. Eaton, Chief Technology Officer (2)	2011 2010	56,000 57,000	0 0	0 0	76,248 181,457	0 0	132,248 238,457

(1)

Pursuant to an employment agreement, effective August 1, 2010, Mr. Marcelli receives a salary of $16,667 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010. Pursuant to a previous employment agreement, Mr. Marcelli received a salary of $14,500 per month, a $600 per month offsite car allowance which ended February 28, 2010, 200,000 shares of restricted stock in 2008 with immediate vesting, and an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008. Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

(2)

On November 1, 2011 Dr. Eaton tendered his resignation as our Chief Technology Officer. Dr. Eaton has agreed to remain with our company and serve as our scientific advisor, a non-executive position. Pursuant to an employment agreement, as amended, Dr. Eaton received $500 per day. The values described in column (f) and (i) reflect vested options and warrants.  On December 13, 2010, Dr. Eaton was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.00 per share. The options vested as follows: 75,000 shares vested immediately and the remaining shares vested 6 months from the date of grant.

At no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise; except that our Company modified the option awards provided to its officers and directors pursuant to our 2007 Employee Stock Plan so that in the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2011, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options(#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number Of Shares Or Units Of Stock That Have Not Vested (#) (g)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units Or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($) (j)

James S. Marcelli CEO, President Director(1)	100,000 1,050,000	-- --	-- --	1.50 1.75	7/31/15 7/31/13	-- --	-- --	-- --	-- --
David F. Eaton, (2) Chief Technology Officer	150,000 501,000	-- --	-- --	1.00 0.72	12/12/15 11/17/12	-- --	-- --	-- --	-- --

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

(2)

On November 17, 2007 Dr. Eaton was awarded an option to purchase up to 501,000 shares of common stock at an exercise price of $.72 per share. On December 13, 2010, Dr. Eaton was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.00 per share which vest as follows: 75,000 shares vest immediately and 75,000 shares vest six months from December 13, 2010. On November 1, 2011 Dr. Eaton tendered his resignation as our Chief Technology Officer. Dr. Eaton has agreed to remain with our company and serve as our scientific advisor, a non-executive position.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2011 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)

James S. Marcelli (1)	--	--	--	--	--	--	--

Andrew J. Ashton (1)	--	--	--	--	--	--	--

Ross Fasick (2)	--	--	78,292	--	--	--	78,292

William C. Pickett, III (3)	--	--	57,038	--	--	--	57,038

Philips W. Smith (4)	--	--	--	--	--	306,765	306,765

Thomas E. Zelibor (5)	--	2,163	128,169	--	--	--	130,332

Joseph A. Miller (6)	--	--	79,702	--	--	--	79,702

(1)

Serves as an executive officer and a director but receives no additional compensation for serving as a director.

(2)

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

(4)

On January 13, 2010, Mr. Smith received a warrant to purchase up to 650,000 shares of company stock at an exercise price of $1.51 that vest pursuant to the following schedule: 162,500 warrants vested immediately; and the remaining warrants vest in 3 equal annual installments of 162,500 warrants per year commencing on January 13, 2011. The 162,500 warrants scheduled to vest on January 13, 2012 vested on

December 31, 2011.  The warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited.

(5)

On July 11, 2008, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 11, 2009. On August 29, 2008, Mr. Zelibor received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vested immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On December 13, 2010, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.  On December 19, 2011, Mr. Zelibor received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.01 that vest pursuant to the following schedule: 62,500 shares vest immediately and 62,500 shares vest at the end of every 12 month period commencing December 19, 2012.    On October 13, 2011 Mr. Zelibor received 2,018 shares of common stock.

(6)

On May 10, 2011, Mr. Miller received an option to purchase up to 200,000 shares of company stock at an exercise price of $1.12 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 10, 2012.

(7)

The values described in this column reflect vested Options.

(8)

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

Compensation Policies And Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 29, 2012, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership(3)		% of Class Owned (5)
Frederick J. Goetz, Jr. (2)	3,221,667		6.77%

Frederick J. Goetz (2)	6,480,926	(4)	13.62%

Mary Goetz (2)	6,480,926	(4)	13.62%

Andrew J. Ashton	2,981,667		6.26%

(1)

In care of our Company at 111 Ruthar Drive, Newark, Delaware 19711.

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

(4)

Consists of (i) 3,365,000 shares of common stock owned by Frederick J. Goetz; and (ii) 3,115,926 shares of common stock owned by Mary Goetz. Each of Frederick J. Goetz and Mary Goetz disclaim any beneficial ownership of their spouse’s shares of common stock.

(5)

Based on 47,562,340 shares of common stock outstanding on March 29, 2012. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 29, 2012, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		% of Class Owned (3)(4)
James S. Marcelli Director, Chief Executive Officer, President	1,390,000	(5)	2.92%

Andrew J. Ashton Director, Executive Vice President, Treasurer, Secretary	2,981,667		6.26%

Ross Fasick Director	579,000	(6)	1.21%

William C. Pickett, III Director	421,000	(7)	*

Thomas E. Zelibor Non-Executive Chair of the Board of Directors	405,924	(8)	*

Louis Glasgow Chief Technology officer	25,000	(9)	*

Joseph A. Miller Director	100,000	(10)	*

Directors and Officers as a Group (8 Persons)	5,902,561		12.41%

* Less than 1%.

(1)

In care of our Company at 111 Ruthar Drive, Newark, Delaware 19711

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(3)

Based on 47,562,340 shares of common stock outstanding on March 29, 2012. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from the date hereof, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 240,000 shares of common stock and an option to purchase up to 1,150,000 shares of common stock exercisable within 60 days from the date hereof.

(6)

Consists of 279,000 shares of common stock; an option to purchase up to 300,000 shares of common stock exercisable within 60 days from the date hereof.

(7)

Consists of 21,000 shares of common stock; and an option to purchase up to 400,000 shares of common stock exercisable within 60 days from the date hereof.

(8)

Consists of 43,424 shares of common stock; and an option to purchase up to 362,500 shares of common stock exercisable within 60 days from the date hereof.

(9)

Consists of an option to purchase up to 25,000 shares of common stock exercisable within 60 days from the date hereof.

(10)

Consists of an option to purchase up to 100,000 shares of common stock exercisable within 60 days from the date hereof.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

On January 8, 2010, Thomas P. Smith resigned as a member of our board of directors, and on January 8, 2010, our board of directors invited Mr. Philips W. Smith to be appointed as a member of our board of directors and as our full-time Non-Executive Chair of the Board of Directors.  On January 13, 2010, Mr. Smith accepted the invitation to be appointed to those positions. Mr. Philips W. Smith is the father of then board member Thomas P. Smith. In exchange for serving as a member of our board of directors and as non-executive chair of our board of directors, Mr. Smith received as compensation a warrant to purchase up to 650,000 shares of our common stock at an exercise price of $1.51 per share for a period of up to five years. In October 2011 Mr. Smith tendered his resignation as our full-time Non-Executive Chair of the Board of Directors and remained as a member of our board of directors until the end of 2011.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our board of directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest, trading in our securities, or adherence to standards of business conduct.

Director Independence

Although we are currently listed on the Over-the-Counter Bulletin Board, our Board has reviewed each of the directors’ relationships with our Company in conjunction with Section 121 of the listing standards of the NYSE Amex and has affirmatively determined that four of our directors, Ross Fasick,

Joseph A. Miller, William C. Pickett, III, and Thomas E. Zelibor, are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. Additionally, prior to his resignation, Philips W. Smith was determined to be such an independent director.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2011 and 2010 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $49,000 for the year ended December 31, 2011; and $45,700 for the year ended December 31, 2010.

Audit-Related Fees.

Fees billed for the years ended December 31, 2011 and December 31, 2010 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2011 and $0 for the year ended December 31, 2010.

Tax Fees.

Fees billed for the year ended December 31, 2011 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2010 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2011 and December 31, 2010 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $1,300 for year ended December 31, 2011 (S-1 filing review) and $550 for the year ended December 31, 2010 (for annual shareholder meeting attendance).

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2011 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.

Exhibits And Financial Statement Schedules

(a)

The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
3.3	Bylaws (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.1	Employment Agreement - Frederick J. Goetz, Jr. (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.2	Employment Agreement – Andrew J. Ashton (incorporated by reference to Company’s Form 10-K filed on April 14, 2009).
10.3	Employment Agreement – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed August 5, 2008).
10.4	Employment Agreement Renewal – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed June 22, 2010).
10.5	Employment Agreement – David F. Eaton (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.6	Employment Agreement Amendment – David F. Eaton (incorporated by reference to the Company’s Form 10-K filed March 31, 2011).
10.7	Employment Agreement – Terry Turpin (incorporated by reference to the Company’s Form 10-KSB filed April 10, 2008).
10.8	Employment Agreement Amendment – Terry Turpin (incorporated by reference to the Company’s Form 10-K filed March 31, 2011).
10.9	Employee Agreement – Louis Glasgow (incorporated by reference to the Company’s Form 8-K filed November 7, 2011).
10.10	Employee Agreement – Philips W. Smith (incorporated by reference to the Company’s Form 8-K filed January 13, 2010).
10.11	Director Agreement – William C. Pickett, III (incorporated by reference to the Company’s Form 8-K filed March 26, 2008).
10.12	Director Agreement – Ross Fasick (incorporated by reference to the Company’s Form 8-K filed July 22, 2008).
10.13	Director Agreement – Thomas E. Zelibor (incorporated by reference to the Company’s Form 8-K filed July 14, 2008).
10.14	Director Agreement – Joseph A. Miller (incorporated by reference to the Company’s Form 8-K filed May 16, 2011).
10.15	Photon-X, LLC Memorandum of Understanding (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).

10.16	Triple Play Communications Corporation Agreement (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.17	2007 Employee Stock Plan (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
10.18	2007 Employee Stock Plan Amendment (incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement filed on June 16, 2010).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company (included herein).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company (included herein).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company (included herein).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company (included herein).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By: /s/ James S. Marcelli James S. Marcelli,
Chief Executive Officer, President and Director

Date: April 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/James S. Marcelli
James S. Marcelli	Chief Executive Officer, Director	April 2, 2012

/s/Andrew J. Ashton
Andrew J. Ashton	Senior Vice President & Co-Founder, Treasurer, Secretary, Director	April 2, 2012

/s/Thomas E. Zelibor	Non-Executive Chair of
Thomas E. Zelibor	The Board of Directors	April 2, 2012
/s/Ross Fasick
Ross Fasick	Director	April 2, 2012

/s/William C. Pickett, III
William C. Pickett, III	Director	April 2, 2012

/s/Joseph A. Miller
Joseph A. Miller	Director	April 2, 2012

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4 – F-7

STATEMENTS OF CASH FLOWS	F-8 – F-9

NOTES TO FINANCIAL STATEMENTS	F-10 – F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Wilmington, Delaware

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2011.  Lightwave Logic, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2011 and 2010 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

April 2, 2012

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 359,824	$ 953,867
Prepaid expenses	41,756	74,189
	401,580	1,028,056

PROPERTY AND EQUIPMENT - NET	88,751	97,568

OTHER ASSETS
Intangible assets - net	431,104	346,009

TOTAL ASSETS	$ 921,435	$ 1,471,633

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 139,833	$ 56,459
Accounts payable - related party	22,628	9,760
Accrued expenses	75,965	49,793

TOTAL LIABILITIES	238,426	116,012

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
45,337,092 and 43,966,042 issued and outstanding at
December 31, 2011 and December 31, 2010	45,337	43,966
Additional paid-in-capital	24,513,000	21,704,361
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(23,859,501)	(20,376,879)

TOTAL STOCKHOLDERS' EQUITY	683,009	1,355,621

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 921,435	$ 1,471,633

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2011 AND 2010 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2011	December 31, 2010

NET SALES	$ 3,200	$ -	$ 3,200

COST AND EXPENSE
Research and development	10,664,441	1,682,557	1,709,171
General and administrative	12,985,150	1,633,786	2,006,900
	23,649,591	3,316,343	3,716,071

LOSS FROM OPERATIONS	(23,646,391)	(3,316,343)	(3,712,871)

OTHER INCOME (EXPENSE)
Interest income	30,498	375	196
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Interest expense and commitment fee	(202,207)	(166,654)	(557)

NET LOSS	$ (23,859,501)	$ (3,482,622)	$ (3,713,232)

Basic and Diluted Loss per Share		$ (0.08)	$ (0.09)

Basic and Diluted Weighted Average Number of Shares		44,386,149	42,253,450

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011 (CONTINUED)

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

The accompanying notes are an integral part of these financial statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011 (CONTINUED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

Common stock issued for services in March 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Options issued for services in January 2008, vested during 2011, valued at $0.60/share	-	-	285	-	-	-	-	-	285
Options issued for services in July 2008, vested during 2011, valued at $1.48/share	-	-	39,829	-	-	-	-	-	39,829
Options issued for services in August 2008, vested during 2011, valued at $1.36/share	-	-	383,881	-	-	-	-	-	383,881
Options issued for services in November 2008, vested during 2011, valued at $0.50/share	-	-	26,648	-	-	-	-	-	26,648
Warrants issued for services in January 2010, vested during 2011, valued at $1.83/share	-	-	306,765	-	-	-	-	-	306,765
Warrants issued for services in March 2010, vested during 2011, valued at $1.86/share	-	-	64,983	-	-	-	-	-	64,983
Options issued for services in August 2010, vested during 2011, valued at $1.31/share	-	-	65,447	-	-	-	-	-	65,447
Options issued for services in December 2010, vested during 2011, valued at $1.14/share	-	-	212,136	-	-	-	-	-	212,136
Warrants issued for services in January 2011, vested during 2011, valued at $1.05/share	-	-	36,585	-	-	-	-	-	36,585
Warrants issued for services in April 2011, vested during 2011, valued at $0.98/share	-	-	109,820	-	-	-	-	-	109,820
Options issued for services in May 2011, vested during 2011, valued at $0.97/share	-	-	79,702	-	-	-	-	-	79,702
Options issued for services in August 2011, vested during 2011, valued at $0.82/share	-	-	17,204	-	-	-	-	-	17,204
Options issued for services in November 2011, vested during 2011, valued at $0.53/share	-	-	4,384	-	-	-	-	-	4,384
Options issued for services in December 2011, vested during 2011, valued at $0.82/share	-	-	53,124	-	-	-	-	-	53,124
Warrants issued for services in December 2011, vested during 2011, valued at $1.05/share	-	-	1,288	-	-	-	-	-	1,288
Common stock issued for commitment shares, valued at $1.08/share	150,830	151	162,746	-	-	-	-	-	162,896
Common stock issued to institutional investor, valued at $1.08/share	185,185	185	199,815	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.15/share	3,017	3	3,467	-	-	-	-	-	3,470
Common stock issued for services in June 2011, valued at $1.04/share	10,000	10	10,390	-	-	-	-	-	10,400
Common stock issued in private placement during 2011 at $1.00/share	1,000,000	1,000	999,000	-	-	-	-	-	1,000,000
Common stock issued for services in September 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Common stock issued for services in May 2011 through August 2011, valued at $0.90/share to $1.25/share	2,018	2	2,161	-	-	-	-	-	2,163
Net loss for the nine months ending December 31, 2011	-	-	-	-	-	-	-	(3,482,622)	(3,482,622)

BALANCE AT DECEMBER 31, 2011	45,337,092	$ 45,337	$ 24,513,000	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 683,009

The accompanying notes are an integral part of these financial statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW
FOR YEARS ENDING DECEMBER 31, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2011	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,859,501)	$ (3,482,622)	$ (3,713,232)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	37,500
Warrants issued for services	3,767,447	519,441	1,007,689
Stock options issued for services	4,973,378	882,640	1,252,526
Common stock issued for services and fees	1,323,871	207,929	22,650
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	143,427	35,394	30,166
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(41,756)	32,433	(58,316)
Increase (decrease) in liabilities
Accounts payable	272,748	83,374	(14,271)
Accounts payable - related party	22,628	12,868	(2,361)
Accrued expenses	62,579	26,172	968

Net cash used in operating activities	(8,770,674)	(1,682,371)	(1,436,681)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(439,787)	(93,778)	(84,794)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(186,245)	(17,894)	(23,647)

Net cash used in provided by investing activities	(522,121)	(111,672)	(108,441)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	1,000,000	1,500,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,577,004	-	539,000
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	200,000	200,000	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	9,647,261	1,200,000	2,039,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	354,466	(594,043)	493,878

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	953,867	459,989

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 359,824	$ 359,824	$ 953,867

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW
FOR YEARS ENDING DECEMBER 31, 2011 AND 2010 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2011 (CONTINUED)

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2011	December 31, 2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,232	$ 288	$ 557

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -

Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Increase/(Decrease) in fair value of investment securities	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 10,000	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Development Stage

PSI-TEC was incorporated in 1995 under the laws of the State of Delaware.  PSI-TEC primarily conducted research for the United States Government under a contract, which expired in 2003.  Beginning January 1, 2004, PSI-TEC was engaged in the development of electro-optic polymers for application in the electro-optic device markets.  PSI-TEC is considered a development stage company as defined in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 “Development Stage Entities” from the inception of the development stage on January 1, 2004.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2011, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage.

Property and Equipment

Equipment is stated at cost.  Depreciation is principally provided by use of straight-line methods for financial and tax reporting purposes over the estimated useful lives of the assets, generally 5 years.

Intangible Assets

Definite-lived intangible assets are stated at cost.  Patents are amortized over their estimated useful lives, generally 20 years.

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

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Adopted Accounting Pronouncements

As of December 31, 2011 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – EQUIPMENT

Equipment consists of the following:

	December 31, 2011	December 31, 2010

Office equipment	$ 12,816	$ 12,816
Lab equipment	169,028	151,134
Furniture	3,494	3,494
Leasehold improvements	5,368	5,368
	190,706	172,812
Less: Accumulated depreciation	101,955	75,244

	$ 88,751	$ 97,568

Depreciation expense for the years ending December 31, 2011 and 2010 was $26,711 and $30,166.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 3 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has recorded amortization expenses on the Spacer and Chromophore patent applications accepted by the United States Patent and Trademark Office in February 2011 and April 2011 which are amortized over its legal life of 20 years.  No amortization expense has been recorded on the remaining patents since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their remaining legal lives, which is generally 20 years.

Patents consists of the following:

	December 31, 2011	December 31, 2010

Patents	$ 439,787	$ 346,009
Less: Accumulated amortization	8,683	-

	$ 431,104	$ 346,009

Amortization expense for the years ending December 31, 2011 and 2010 was $8,683 and $0.

NOTE 4 – COMMITMENTS

The Company is obligated under an operating lease for laboratory space expiring June 30, 2012.   Aggregate minimum future lease payments are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2011	$4,838

Rent expense approximating $9,910 and $9,257 is included in research and development expenses for the years ended December 31, 2011 and 2010.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.  The reconciliation of the statutory federal rate to the Company’s effective Income tax rate is as follows:

	2011		2010

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$ (1,184,000)	(34)	$ (1,262,000)	(34)
State tax, net of federal tax effect	(313,000)	(9)	(334,000)	(9)
Non-deductible share-based compensation	-	-	244,000	7
Change in valuation allowance	1,497,000	43	1,352,000	36

	$ -	-	$ -	-

The components of deferred tax assets as of December 31, 2011, and December 31, 2010 are as follows:

	2011	2010

Deferred tax asset for NOL carryforwards	$ 7,084,000	$ 6,189,000
Share-based compensation	2,390,000	1,788,000
Accrued expenses	17,000	17,000
Valuation allowance	(9,491,000)	(7,994,000)

	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $9,491,000 and $7,994,000, respectively. The change in the total valuation for the years ended December 31, 2011 and 2010 was an increase of $1,497,000 and $1,352,000, respectively.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

As of December 31, 2011, the Company had net operating loss carry forwards of approximately $16,500,000, expiring through the year ending December 31, 2031.  This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2011, the Company had no unrecognized tax benefits and no charge during 2011, and accordingly, the Company did not recognize any interest or penalties during 2011 related to unrecognized tax benefits.  We do not have an accrual for uncertain tax positions as of December 31, 2011.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6– STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

DECEMBER 31, 2011

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of December 31, 2011, warrants to purchase 400,000 shares of common stock are still outstanding.

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

DECEMBER 31, 2011

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.   The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of December 31, 2011.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of December 31, 2011.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The consulting expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653.  The options are still outstanding as of December 31, 2011.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $14,873, $13,582 and $30,750.  For the year ending December 31, 2011 and 2010, the Company recognized $285 and $14,873 of expense.  The options are still outstanding as of December 31, 2011.

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

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense.  The warrant is still outstanding as of December 31, 2011.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $74,061, $67,840 and $114,519.  For the year ending December 31, 2011 and 2010, the Company recognized $39,829 and $74,061 of expense. The options are still outstanding as of December 31, 2011.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period. The expense recognized during 2010, 2009 and 2008 is $643,812, $623,246 and $525,263.  For the year ending December 31, 2011 and 2010, the Company recognized $383,881 and $643,812 of expense.  The options are still outstanding as of December 31, 2011.

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

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2010, 2009 and 2008 is $31,478, $61,346 and $6,439.  For the year ending December 31, 2011 and 2010, the Company recognized $26,648 and $31,478 of expense.  The options are still outstanding as of December 31, 2011.

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2010 and 2009 is $0 and $13,136. In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of December 31, 2011, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $9,583. The options are still outstanding as of December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450.  As of December 31, 2011, warrants to purchase 454,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $21,085. The option is still outstanding as of December 31, 2011.

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

During July 2009, the Company issued 100,000 shares of common stock for investor relation services valued at $75,000, fair value vesting 25,000 shares each quarter commencing July 1, 2009.  The investor relation expense recognized during 2010 and 2009 is $37,500 and $37,500.  For the year ending December 31, 2011 and 2010, the Company recognized $0 and $37,500 of investor relation expense.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  The warrant expires in 5 years.  During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. The consulting expense recognized during 2010 is $580,167.  For the year ending December 31, 2011 and 2010, the Company recognized $306,765 and $580,167 of expense.  The warrant to purchase 487,500 shares of common stock is still outstanding as of December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  The warrant expires in 3 years.  The consulting expense recognized during 2010 is $214,063.  For the year ending December 31, 2011 and 2010, the Company recognized $64,983 and $214,063 of expense.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing August 1, 2010.  The expense recognized during 2010 is $27,434.  For the year ending December 31, 2011 and 2010, the Company recognized $65,447 and $27,434 of expense. The options are still outstanding as of December 31, 2011.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   The warrants to purchase 375,000 shares of common stock at $1.25 per share are still outstanding as of December 31, 2011.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The expense recognized during 2009 and 2010 is $0 and $156,707. For the year ending December 31, 2011 and 2010, the Company recognized $127,080 and $156,707 of expense. The options are still outstanding as of December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010.  The expense recognized during 2010 is $39,730.  The options are still outstanding as of December 31, 2011.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. The consulting expense recognized during 2010 is $89,565.  For the year ending December 31, 2011 and 2010, the Company recognized $85,056 and $89,565 of expense. The options are still outstanding as of December 31, 2011.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  For the year ending December 31, 2011, the Company recognized $10,453 of expense. The warrants are still outstanding as of December 31, 2011.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  For the year ending December 31, 2011, the Company recognized $26,132 of expense. The warrants are still outstanding as of December 31, 2011.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  For the year ending December 31, 2011, the Company recognized $14,500 of investor relations expense.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period.  For the year ending December 31, 2011, the Company recognized $109,820 of expense.  The warrants are still outstanding as of December 31, 2011.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  For the year ending December 31, 2011, the Company recognized $79,702 of expense.  As of December 31, 2011, options to purchase 200,000 shares of common stock are still outstanding.

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

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  For the year ending December 31, 2011, the Company recognized $10,400 of investor relations expense.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011. For the year ending December 31, 2011, the Company recognized $17,204 of expense.  As of December 31, 2011, options to purchase 150,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During September 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  For the year ending December 31, 2011, the Company recognized $14,500 of investor relations expense.

During 2011, the Company issued 2,018 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $2,163, fair value.   For the year ending December 31, 2011, the Company recognized $2,163 of expense.

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share. The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share are still outstanding as of December 31, 2011.

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012.  For the year ending December 31, 2011, the Company recognized $4,384 of expense.  As of December 31, 2011, options to purchase 150,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to the member of its board of directors serving as the Company’s non-executive chair of the board of directors of an option to purchase up to 250,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $205,197, fair value. The option expires in 5 years and vests 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  For the year ending December 31, 2011, the Company recognized $53,124 of expense.  As of December 31, 2011, options to purchase 250,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 150,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $158,415, fair value. The warrant expires in 5 years and vests 37,500 immediately and the remaining in annual equal monthly installments of 9,375 over the next year.  For the year ending December 31, 2011, the Company recognized $1,288 of expense.  As of December 31, 2011, warrants to purchase 150,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2011 and 2010: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 115% and 125% in 2011 and between 123% and 134% in 2010, risk-free interest rate between 0.82% and 2.15% in 2011 and between 1.64% and 2.55% in 2010 and expected option life of three to five years in 2011 and 2010.

As of December 31, 2011, there was $844,322 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2014.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$0.25 - $2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$ 0.68

Granted	1,425,000	$0.25 - $1.00	$ 0.70
Cancelled	(260,000)	$1.40 - $2.10	$ (0.48)
Expired	(70,000)	$1.40 - $2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$ 0.83

Granted	5,768,971	$0.25 - $0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$ 0.48

Granted	3,495,001	$0.001 - $1.75	$ 1.16
Expired	(115,000)	$0.50 - $2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$0.25 - $0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$ 0.79

Granted	939,000	$0.25 - $0.45	$ 0.30
Expired	(1,204,451)	$0.25 - $1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$0.25 - $1.75	$ 0.83

Granted	1,860,000	$0.25 - $1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$0.25 - $1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$0.25 - $1.75	$ 1.00

Granted	2,085,000	$0.63 - $1.30	$ 1.09
Expired	-	-	-
Forfeited	(162,500)	$ 1.51	$ 1.51
Exercised	-	-	-

Outstanding, December 31, 2011	8,898,500	$0.25 - $1.75	$ 1.01

Exercisable, December 31, 2011	7,948,500	$0.25 - $1.75	$ 1.01

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2011	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,948,500	2.01	$ 1.01

NOTE 8 – RELATED PARTY

At December 31, 2011 the Company has accrued salaries to one officer and two beneficial owners of $47,588.

NOTE 9 – SUBSEQUENT EVENTS

During January through April 2, 2012, the institutional investor under the Company’s May 2011 agreement purchased 1,989,849 shares of common stock for proceeds of $3,199,998 with $200,000 settling April 2, 2012.  The Company issued 48,271 shares of common stock as additional commitment fee, valued at $101,836, fair value, leaving 250,371 in reserve for additional commitment fees.

During January 2012, warrants to purchase 40,000 shares of common stock were exercised with total proceeds of $50,000.

During January 2012, options to purchase 250,000 shares of common stock were exercised with total proceeds of $162,500.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.

During February 2012, warrants to purchase 20,000 shares of common stock were exercised with total proceeds of $6,900.