Form 10-Q
period 2012-03-31
Lightwave Logic, Inc.
filed 2012-05-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	82-049-7368 (I.R.S. Employer Identification No.)
111 Ruthar Drive Newark, DE (Address of principal executive offices)	__19711____ (Zip Code)
(302) 356-2717 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

The number of shares of the registrant’s Common Stock outstanding as of May 11, 2011 was 49,315,673.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENT OF STOCKHOLDERS’ EQUITY	6 – 10

STATEMENTS OF CASH FLOWS	11 - 12

NOTES TO FINANCIAL STATEMENTS	13 - 31

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,954,677	$ 359,824
Subscription Receivable	200,001	-
Prepaid expenses and other current assets	44,148	41,756
	3,198,826	401,580

PROPERTY AND EQUIPMENT - NET	95,707	88,751

OTHER ASSETS
Intangible assets - net	454,810	431,104

TOTAL ASSETS	$ 3,749,343	$ 921,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 97,174	$ 139,833
Accounts payable - related party	17,326	22,628
Accrued expenses	81,718	75,965

TOTAL LIABILITIES	196,218	238,426

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
47,686,618 and 45,337,092 issued and outstanding at
March 31, 2012 and December 31, 2011	47,687	45,337
Additional paid-in-capital	28,252,112	24,513,000
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(24,730,847)	(23,859,501)

TOTAL STOCKHOLDERS' EQUITY	3,553,125	683,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,749,343	$ 921,435

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING

MARCH 31, 2012 AND 2011 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2012	March 31, 2011

NET SALES	$ 3,200	$ -	$ -

COST AND EXPENSE
Research and development	11,136,850	472,409	466,864
General and administrative	13,282,340	297,190	459,246
	24,419,190	769,599	926,110

LOSS FROM OPERATIONS	(24,415,990)	(769,599)	(926,110)

OTHER INCOME (EXPENSE)
Interest income	30,696	198	179
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Interest expense and commitment fee	(304,152)	(101,945)	(64)

NET LOSS	$ (24,730,847)	$ (871,346)	$ (925,995)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)

Basic and Diluted Weighted Average Number of Shares		46,732,009	43,966,153

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED) (CONTINUED)

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

.

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED) (CONTINUED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
3	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)	$ (55,330)	$ -	$ (15,827)	$ (13,941,776)	$ 206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555			-			319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645			-			355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855	-	-	-	-	-	50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	-	(15,827)	(16,663,647)	746,988
						-
Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	174,866	-	-		-	-	174,866
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	14,873	-	-	-	-	-	14,873
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	74,061	-	-	-	-	-	74,061
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	643,812	-	-	-	-	-	643,812
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	31,478	-	-	-	-	-	31,478
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	213,459	-	-	-	-	-	213,459
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			580,167			-			580,167
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	214,063	-	-	-	-	-	214,063
Options issued for services in August 2010, vested during 2010, valued at $1.31/share	-	-	27,434	-	-	-	-	-	27,434
Options issued for services in December 2010, vested during 2010, valued at $1.14/share	-	-	286,002	-	-	-	-	-	286,002
Exercise of warrants at $0.25/share	947,200	947	235,853	-	-	-	-	-	236,800
Exercise of options at $0.25/share	15,000	15	3,735	-	-	-	-	-	3,750
Exercise of warrants at $0.345/share	10,000	10	3,440	-	-	-	-	-	3,450
Exercise of warrants at $0.50/share	25,000	25	12,475	-	-	-	-	-	12,500
Exercise of warrants at $1.00/share	282,500	283	282,218	-	-	-	-	-	282,500
Common stock issued in private placement during 2010 at $1.00/share	1,500,000	1,500	1,498,500	-	-	-	-	-	1,500,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996	-	-	-	-	-	6,000
Common stock issued for services in November 2010, valued at $0.93/share	5,000	5	4,645	-	-	-	-	-	4,650
Common stock issued for services in December 2010, valued at $01.20/share	10,000	10	11,990	-	-	-	-	-	12,000
Net loss for the year ending December 31, 2010	-	-	-	-	-	-	-	-	(3,713,232)

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED) (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2012 (UNAUDITED) (CONTINUED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2011	45,337,092	45,337	24,513,000	-	-	-	(15,827)	(23,859,501)	683,009

Common stock issued to institutional investor, valued at $1.013/share	197,433	198	199,802	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.64/share	3,017	3	4,945	-	-	-	-	-	4,948
Common stock issued to institutional investor, valued at $1.197/share	167,084	167	199,832	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.67/share	3,017	3	5,035	-	-	-	-	-	5,038
Common stock issued to institutional investor, valued at $1.58/share	316,455	317	499,682	-	-	-	-	-	499,999
Common stock issued for additional commitment shares, valued at $2.87/share	7,542	7	21,638	-	-	-	-	-	21,645
Common stock issued to institutional investor, valued at $1.66/share	120,482	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.97/share	3,017	3	5,940	-	-	-	-	-	5,943
Common stock issued to institutional investor, valued at $1.897/share	158,144	158	299,841	-	-	-	-	-	299,999
Common stock issued for additional commitment shares, valued at $2.60/share	4,525	5	11,760	-	-	-	-	-	11,765
Common stock issued to institutional investor, valued at $2.073/share	96,479	97	199,904	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.64/share	3,017	3	7,962	-	-	-	-	-	7,965
Common stock issued to institutional investor, valued at $2.19/share	91,324	92	199,908	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $2.23/share	3,017	3	6,725	-	-	-	-	-	6,728
Common stock issued to institutional investor, valued at $1.68/share	119,048	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.80/share	3,017	3	5,428	-	-	-	-	-	5,431
Common stock issued to institutional investor, valued at $1.81/share	220,994	221	399,778	-	-	-	-	-	399,999
Common stock issued for additional commitment shares, valued at $1.88/share	3,017	3	5,669	-	-	-	-	-	5,672
Common stock issued for additional commitment shares, valued at $1.92/share	3,017	3	5,790	-	-	-	-	-	5,793
Common stock issued to institutional investor, valued at $1.53/share	130,719	131	199,870	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.60/share	3,017	3	4,824	-	-	-	-	-	4,827
Common stock issued to institutional investor, valued at $1.667/share	119,976	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.93/share	3,017	3	5,820	-	-	-	-	-	5,823
Common stock issued to institutional investor, valued at $1.51/share	132,450	132	199,867	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.70/share	6,034	6	10,252	-	-	-	-	-	10,258
Common stock issued to institutional investor, valued at $1.677/share	119,261	119	199,882	-	-	-	-	-	200,001
Exercise of options at $0.65/share	250,000	250	162,250	-	-	-	-	-	162,500
Exercise of warrants at $1.25/share	40,000	40	49,960	-	-	-	-	-	50,000
Exercise of warrants at $0.34/share	20,000	20	6,880	-	-	-	-	-	6,900
Common stock issued for services in October 2011 through January 2012, valued at $0.65/share to $2.70/share	1,406	1	1,606	-	-	-	-	-	1,607
Options issued for services in August 2010, vested during 2012, valued at $1.31/share	-	-	16,317	-	-	-	-	-	16,317
Options issued for services in December 2010, vested during 2012, valued at $1.14/share	-	-	21,207	-	-	-	-	-	21,207
Warrants issued for services in April 2011, vested during 2012, valued at $0.98/share	-	-	27,455	-	-	-	-	-	27,455
Options issued for services in May 2011, vested during 2012, valued at $0.97/share	-	-	12,061	-	-	-	-	-	12,061
Options issued for services in August 2011, vested during 2012, valued at $0.82/share	-	-	10,233	-	-	-	-	-	10,233
Options issued for services in November 2011, vested during 2012, valued at $0.53/share	-	-	6,540	-	-	-	-	-	6,540
Options issued for services in December 2011, vested during 2012, valued at $0.82/share	-	-	12,778	-	-	-	-	-	12,778
Warrants issued for services in December 2011, vested during 2012, valued at $1.05/share	-	-	39,067	-	-	-	-	-	39,067
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	44,309	-	-	-	-	-	44,309
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	21,798	-	-	-	-	-	21,798
Warrants issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	6,855	-	-	-	-	-	6,855
Net loss for the three months ending March 31, 2012	-	-	-	-	-	-	-	(871,346)	(871,346)

BALANCE AT MARCH 31, 2012 (UNAUDITED)	47,686,618	$ 47,687	$ 28,252,112	$ -	$ -	$ -	$ (15,827)	$ (24,730,847)	$ 3,553,125

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2012
(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (24,730,847)	$ (871,346)	$ (925,995)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	3,840,824	73,377	202,256
Stock options issued for services	5,118,621	145,243	292,334
Common stock issued for services and fees	1,427,314	103,443	14,500
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	152,975	9,548	7,714
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(44,148)	(2,392)	(8,912)
Increase (decrease) in liabilities
Accounts payable	230,089	(42,659)	12,058
Accounts payable - related party	17,326	(5,302)	9,485
Accrued expenses	68,332	5,753	9,614

Net cash used in operating activities	(9,355,009)	(584,335)	(386,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(466,305)	(26,518)	(13,544)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(199,937)	(13,692)	(4,750)

Net cash used in investing activities	(562,331)	(40,210)	(18,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	1,796,404	219,400	-
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	3,199,998	2,999,998	-
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	12,866,659	3,219,398	-

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,949,319	2,594,853	(405,240)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	359,824	953,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,954,677	$ 2,954,677	$ 548,627

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW FOR THE THREE MONTHS ENDING

MARCH 31, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2012
(UNAUDITED) (CONTINUED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2012	March 31, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,341	$ 109	$ 64

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056		$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Realized loss reclassification	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 210,001	$ 200,001	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2011 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.   The interim operating results for the three months ending March 31, 2012 may not be indicative of operating results expected for the full year.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 2 – SUBSCRIPTION RECEIVABLE

Under the Company’s May 2011 agreement with an institutional investor, a purchase of 119,261 shares of common stock was made by the institutional investor on March 30, 2012 in the amount of $200,001 which settled on April 2, 2012.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	March 31, 2012	December 31, 2011

Office equipment	$ 14,206	$ 12,816
Lab equipment	181,330	169,028
Furniture	3,494	3,494
Leasehold Improvements	5,368	5,368
	204,398	190,706
Less: Accumulated depreciation	108,691	101,955

	$ 95,707	$ 88,751

Depreciation expense for the three months ending March 31, 2012 and 2011 was $6,736 and $7,469.

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

Patents consists of the following:

	March 31, 2012	December 31, 2011

Patents	$ 466,305	$ 439,787
Less: Accumulated amortization	11,495	8,683

	$ 454,810	$ 431,104

Amortization expense for the three months ending March 31, 2012 and 2011 was $2,811 and $245.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2012, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2012.  The Company did not recognize any interest or penalties during 2012 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2008 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants

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

MARCH 31, 2012 AND 2011

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

MARCH 31, 2012 AND 2011

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

MARCH 31, 2012 AND 2011

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000.  As of March 31, 2012, warrants to purchase 400,000 shares of common stock are still outstanding.

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

MARCH 31, 2012 AND 2011

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.   The remaining warrant to purchase 500,000 shares of common stock is still outstanding as of March 31, 2012.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of March 31, 2012.

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

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653.  The options are still outstanding as of March 31, 2012.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $285, $14,873, $13,582, and $30,750.  The options are still outstanding as of March 31, 2012.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of March 31, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $39,829, $74,061, $67,840 and $114,519.  The options are still outstanding as of March 31, 2012.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $383,881, $643,812, $623,246 and $525,263.  The options are still outstanding as of March 31, 2012.

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

In November 2008, the Company issued an option to purchase 250,000 shares of common stock under the 2007 Stock Option Plan at a purchase price of $.65 per share to a new member of its board of directors. Using the Black-Scholes Option Pricing Formula, the options were valued at $125,911, fair value, vesting 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years. The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $26,648, $31,478, $61,346 and $6,439.  In January 2012, the option was exercised to purchase 250,000 shares of common stock for proceeds of $162,500.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2009 is $13,136.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of March 31, 2012, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $9,583. The options are still outstanding as of March 31, 2012.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of March 31, 2012, warrants to purchase 434,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $21,085. The option is still outstanding as of March 31, 2012.

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

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  The warrant expires in 5 years.  During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. The consulting expense recognized during 2011 and 2010 is $306,765 and $580,167.  The warrant to purchase 487,500 shares of common stock is still outstanding as of March 31, 2012.

In March 2010, the Company issued a warrant to purchase 150,000 shares of common stock for consulting services at an exercise price of $0.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $279,045, fair value, vesting immediately.  The warrant expires in 3 years.  The consulting expense recognized during 2011 and 2010 is $64,983 and $214,063.  In June and July 2010, the warrant was fully exercised to purchase 150,000 shares of common stock for proceeds of $37,500.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010. The expense recognized during 2011 and 2010 is $65,447 and $27,434.  For the three month ending March 31, 2012 and 2011, the Company recognized $16,317 and $16,138 of expense. The options are still outstanding as of March 31, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   In January 2012, the warrant was partially exercised to purchase 40,000 shares of common stock for proceeds of $50,000. The remaining warrants to purchase 335,000 shares of common stock at $1.25 per share are still outstanding as of March 31, 2012.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The expense recognized during 2011 and 2010 is $127,080 and $156,707.  The options are still outstanding as of March 31, 2012.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010. The expense recognized during 2010 is $39,730.  The options are still outstanding as of March 31, 2012.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. The expense recognized during 2011 and 2010 is $85,056 and $89,565.  For the three month ending March 31, 2012 and 2011, the Company recognized $21,207 and $20,973 of expense. The options are still outstanding as of March 31, 2012.

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

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $10,453.  The warrants are still outstanding as of March 31, 2012.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $26,132.  The warrants are still outstanding as of March 31, 2012.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  The Company recognized $14,500 of investor relations expense for the year ending December 31, 2011.

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period. The accounting expense recognized during 2011 is $109,820.  For the three month ending March 31, 2012 and 2011, the Company recognized $27,455 and $27,455 of expense. The warrants are still outstanding as of March 31, 2012.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense recognized during 2011 is 79,702.  For the three month ending March 31, 2012, the Company recognized $12,061 of expense.  As of March 31, 2012, options to purchase 200,000 shares of common stock are still outstanding.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through March, 2012, the institutional investor purchased 2,175,034 shares of common stock for proceeds of $3,399,997 with $200,000 settling April 2, 2012.  The Company issued 51,288 shares of common stock as additional commitment fee, valued at $105,306, fair value, leaving 250,371 in reserve for additional commitment fees.  For the three month ending March 31, 2012, the institutional investor purchased 1,989,849 shares of common stock for proceeds of $3,199,998 with $200,001 settling April 2, 2012 and the Company issued 48,271 shares of common stock as additional commitment fee, valued at $101,836, fair value.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  The Company recognized $10,400 of investor relations expense for the year ending December 31, 2011.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011. The expense recognized during 2011 is 17,204.  For the three month ending March 31, 2012, the Company recognized $10,233 of expense.  As of March 31, 2012, options to purchase 150,000 shares of common stock are still outstanding.

During September 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  The Company recognized $14,500 of investor relations expense for the year ending December 31, 2011.

During 2011, the Company issued 2,018 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $2,163, fair value.  The Company recognized $2,163 of expense for the year ending December 31, 2011.

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share. The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share are still outstanding as of March 31, 2012.

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012.  The expense recognized during 2011 is $4,384.  For the three month ending March 31, 2012, the Company recognized $6,540 of expense.   As of March 31, 2012, options to purchase 150,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to the member of its board of directors serving as the Company’s non-executive chair of the board of directors of an option to purchase up to 250,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $205,197, fair value. The option expires in 5 years and vests 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  The expense recognized during 2011 is$53,124.   For the three month ending March 31, 2012, the Company recognized $12,778 of expense.   As of March 31, 2012, options to purchase 250,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2011, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 150,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $158,415, fair value. The warrant expires in 5 years and vests 37,500 immediately and the remaining in annual equal monthly installments of 9,375 over the next year.  The expense recognized during 2011 is $1,288.  For the three month ending March 31, 2012, the Company recognized $39,067 of expense.  As of March 31, 2012, warrants to purchase 150,000 shares of common stock are still outstanding.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.   For the three month ending March 31, 2012, the Company recognized $1,607 of expense.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $168,909, fair value.  The option expires in 10 years and vests 25,000 immediately and the remaining vest 25,000 in six months, nine months and twelve months from date of grant.  The option is expensed over the vesting terms.  For the three month ending March 31, 2012, the Company recognized $44,309 of expense.   As of March 31, 2012, options to purchase 100,000 shares of common stock are still outstanding.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 25,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $42,227, fair value.  The option expires in 10 years with 12,500 vesting immediately and 12,500 vesting in six months from date of grant.  The option is expensed over the vesting terms.  For the three month ending March 31, 2012, the Company recognized $21,798 of expense.  As of March 31, 2012, options to purchase 25,000 shares of common stock are still outstanding.

In March 2012, the Company issued a warrant to purchase up to 10,000 shares of common stock for legal services at an exercise price of $1.69 per share.  Using the Black-Scholes Option Pricing Formula, the warrants were valued at $13,709, fair value.  These warrants expire in 5 years and vest immediately and are being expensed over the service period.  For the three month ending March 31, 2012, the Company recognized $6,855 of legal expense.  As of March 31, 2012, the warrants to purchase 10,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2012 and 2011: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 217% in 2012 and between 119% and 125% in 2011, risk-free interest rate 2.26% in 2012 and between 0.96% and 2.15% in 2011 and expected option life of five to ten years in 2012 and three to five years in 2011.

As of March 31, 2012, there was $850,547 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2014.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price
Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68

Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83

Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48

Granted	3,495,001	$ 0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$ 0.001-$1.75	$ 0.79

Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,204,451)	$ 0.25-$1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$ 0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$ 0.25-$1.75	$ 0.83

Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$ 0.25-$1.75	$ 1.00

Granted	2,085,000	$ 0.63-$1.30	$ 1.09
Expired	-	-	-
Forfeited	(162,500)	$ 1.51	$ 1.51
Exercised	-	-	-

Outstanding, December 31, 2011	8,898,500	$ 0.25-$1.75	$ 1.01

Granted	135,000	$ 1.69	$ 1.69
Expired	-	-	-
Forfeited	-	-	-
Exercised	(310,000)	$ 0.34-$1.25	$ 0.71

Outstanding, March 31, 2012	8,723,500	$ 0.25-$1.75	$ 1.03

Exercisable, March 31, 2012	7,779,750	$ 0.25-$1.75	$ 1.03

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2012	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,779,750	1.89 Years	$ 1.03

NOTE 8 – RELATED PARTY

At March 31, 2012 the Company has accrued salaries to one officer and two beneficial owners of $46,088.

NOTE 9 – SUBSEQUENT EVENTS

During April 2012, warrants to purchase 42,500 shares of common stock were exercised with total proceeds of $10,625.

During April 2012, warrants to purchase 357,500 shares of common stock were exercised with total proceeds of $89,375.

During April 2012, warrants to purchase 500,000 shares of common stock were exercised with total proceeds of $125,000.

In April 2012, a warrant to purchase 25,000 shares of common stock at an exercise price of $1.25 per share was voided.

In May, 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its new Chief Executive Officer and Executive Chairman of the board of directors and approved a grant of an option to purchase up to 500,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $618,805, fair value.  The option expires in 10 years and vests quarterly over one year in equal installments of 125,000 shares per quarter commencing May 1, 2012 and will be expensed over the vesting terms.

During April through May 2012, the institutional investor under the Company’s May 2011 agreement purchased 716,987 shares of common stock for proceeds of $800,000.  The Company issued 12,068 shares of common stock as additional commitment fee, valued at $15,357, fair value, leaving 238,303 in reserve for additional commitment fees.

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

Overview

Lightwave Logic, Inc. (then known as Eastern Idaho Internet Service, Inc.) was organized under the laws of the State of Nevada in 1997, where we engaged in the business of marketing Internet services until June 30, 1998 when our operations were discontinued.  We were then inactive until we acquired PSI-TEC Corporation as our wholly owned subsidiary on July 14, 2004, at which time our name was changed to PSI-TEC Holdings, Inc.  On October 20, 2006, we completed a parent-subsidiary merger with PSI-TEC Corporation whereby we were the surviving corporation of the merger, and our name was changed to Third-Order Nanotechnologies, Inc. On March 10, 2008, we changed our name to Lightwave Logic, Inc. to better suit our strategic business plan and to facilitate stockholder recognition of our Company and our business. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc., a Nevada corporation.

We are a development stage research and development company. We have developed and are continuing to develop Application Specific Electro-Optic Polymers (ASEOP) and Non-Linear All-Optical Polymers (NLAOP), which have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices. We engineer our proprietary electro-optic polymers at the molecular level for superior performance, stability, cost-efficiency and ease of processing. We expect our NLAOP polymers to broadly replace more expensive, lower-performance materials that are currently used in, telecommunication, data communications, computing, photovoltaic cells, wireless, and satellite communication networks.

In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable.  A molecularly engineered material known as an electro-optic polymer may perform the actual conversion of electricity to an optical signal.

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

Optical Limiters

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

On September 25, 2006, we obtained independent laboratory results that confirmed the thermal stability of our PerkinamineTM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 250 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our PerkinamineTM materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our

Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In August 2009, Photon-X, LLC commenced a compatible study, process sequences and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage. We anticipated completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we incurred delays in this process due to slower than expected material production within our laboratories, delays caused by the production of the modulator and testing procedures, and with the current application driven projects and evaluations. The completion of the modulator design will most likely be pushed out to at least the fourth quarter of 2012 in order for us to focus on current application driven projects and evaluations that will more quickly generate revenue for our Company. However, our current schedule has the completion of our newly designed prototype modulator using our Perkinamine IndigoTM materials anticipated during the third quarter of 2012 subject to the successful characterization of those materials both on a stand alone basis and in a modulator design.

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work with our strategic partner on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with the new design partner was started in late 2011. This research and development program will continue through 2012.

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

In January 2010, we entered into an agreement with The University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which should help shorten the time to market for our new Polymeric Electro-Optic materials. The agreement with The University of Alabama expired March 31, 2012.

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

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This application is presently on hold by Celestech due to its customer’s schedule. Additionally, we are working on three other applications with Celestech, two of which are in white paper design stage. If these projects continue to move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

In October of 2010, we announced the results of testing performed by Lehigh University that demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NRTM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at a rate of 1 THz (terahertz).

In February and April 2011, respectively, the United States Patent Office granted our Company two patents:  US Patent No. 7,894,695 covering our Tricyclic Spacer System for Non-Linear Optical Devices and US Patent No. 7,919,619 for Heterocyclical Chromophore Architectures directed to our PerkinamineTM chromophores.  These composition of matter patents taken together protect the core of our electro-optical materials portfolio.

In March 2011, we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. We believe that the combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. The agreement ran through the end of 2011. The goal of the project was to fabricate and test slot waveguides embedded with two types of nonlinear optical polymers obtained from our Company. These two polymers were PerkinamineTM and Perkinamine NRTM. In CUNY’s final report it showed they successfully demonstrated that the Perkinamine and Perkinamine NR survived their 170o C processing temperature without degradation. According to their report, they were successful in one processing run wherein they showed the possibility to realize waveguides with very smooth sidewalls. Reflectivity measurements carried out under optical pumping showed phase shift in the PerkinamineTM material. We now intend to continue research in this area with another organization.

In March 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our PerkinamineTM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor.

In March 2011, we announced that the State of Alabama slated to fund a two-year research and development program on advanced solar energy capture and organic photovoltaics.  The University of Alabama is exploring the advanced energy capture properties of our PerkinamineTM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infrared into the near ultraviolet.  The University intends to explore how to efficiently capture solar radiation with our material.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials.  The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We do, however, have to do a complete characterization of these materials to fully understand what material properties are causing these results before any of our partners will move forward with this material. The major microelectronics company we are working with has also required this characterization before moving forward. However, due to university delays, the major microelectronics company is planning on characterizing the material at their location while we continue our work with CU Boulder and the University of Arizona.      The University of Arizona will use their Mach-Zehnder interferometry test method to further characterize our Perkinamine IndigoTM class of materials. They are currently working this process and have asked us to reconfigure our test samples.  We expect to deliver new test coupons designed to their technical requirements in May or June 2012.

We ultimately intend to use our next-generation electro-optic polymers for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Optical Interconnects

•

Optical Computing

•

Optical Limiters

•

Entertainment

•

Medical Applications

•

Solar Panels (Photovoltaic cells)

In an effort to maximize our future revenue stream from our electro-optic polymer products, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

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

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development that utilize our organic nonlinear optical materials.

They include:

Telecommunications Modulator

We recently began a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTM Indigo.  We intend to have a working bench-top prototype sometime during 2012 for commercial marketing. We anticipate this modulator will be able to greatly exceed the performance of existing legacy modulators and will allow for improvements in the form of reduced power consumption and reduced device cost.

Spatial Light Modulator

We have been developing a Spatial Light Modulator with Boulder Nonlinear Systems (BNS) utilizing certain PerkinamineTM chromophores.  A spatial modulator is a form of optical computer that can perform advanced tasks such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 times per second. We are currently in the process of coating these modulators with our material for testing.  We look forward to the results of this work and will report them when complete.

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

Optical Limiter

An optical limiter is a device that protects an optical detector (or a human eye) from damage by attack from high power laser weapons.  In order to provide protection for these systems, an optical attenuator device with an exceptionally fast reaction time is required. We are utilizing the third-order nonlinearities of our PerkinamineTM and Perkinamine NRTM materials to explore this utility as a potential product.  We are currently in the very early stages of feasibility studies in collaboration with Celestech and AFRL, a government agency laboratory.

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

Multi-Channel Optical Modem

We are in an early feasibility study of a multi-wavelength optical modem that will enable a significant increase in Internet capacity over legacy fiber.

Additionally, we must create an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006, we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007, we raised approximately $2,301,524 from the private sale of our common stock. During 2008, we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the private sale of our common stock. We have also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants.

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

Additionally, in May 2011, we signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at our sole discretion, the institutional investor has committed to invest up to $20 million in our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as we direct in accordance with the agreement, which may be terminated by us at any time, without cost or penalty. Sales of shares are made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to the institutional investor.  During 2011, the institutional investor purchased 185,185 shares of common stock for proceeds of $200,000.  During January 1, 2012 through March 31, 2012, the institutional investor purchased 1,989,849 shares of common stock for proceeds of $3,199,998 with $200,001 settling on April 2, 2012.  From April 1, 2012 to May 11, 2012, the institutional investor purchased 716,987 shares of common stock for proceeds of $800,000.

Results of Operations

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011

Revenues

As a development stage research and development company, we had no revenues during the three months ended March 31, 2012 and March 31, 2011.  The Company is at various stages with potential customers and expects additional revenues once customers release purchase orders against outstanding proposals or once customers complete product evaluations and product development.

Operating Expenses

Our operating expenses were $769,599 and $926,110 for the three months ended March 31, 2012 and 2011, respectively, for a decrease of $156,511. This decrease in operating expenses was due primarily to a decrease in non cash amortization of options and warrants and investor relation expenses offset by increases in laboratory electro-optic device prototype design, development and testing expense and wages and salaries.

Included in our operating expenses for the three months ended March 31, 2012 was $472,409 for research and development expenses compared to $466,864 for the three months ended March 31, 2011, for an increase of $5,545.  This is primarily due to increases in laboratory electro-optic device prototype design, development and testing expense and salaries and wages offset by decreases in non-cash stock compensation and stock option amortization.

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

Non-cash stock compensation and stock option amortization decreased $87,586 from $236,511 for the three months ended March 31, 2011 to $148,925 for the three months ended March 31, 2012.

Laboratory electro-optic and optical device prototype, development and testing expense increased $65,598 from $48,383 for the three months ended March 31, 2011 to $113,981 for the three months ended March 31, 2012.

Wages and salaries increased $17,491 from $118,324 for the three months ended March 31, 2011 to $135,815 for the three months ended March 31, 2012 primarily due to additional employees hired during 2011 including a full time Chief Technology Officer.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $162,056 to $297,190 for the three months ended March 31, 2012 compared to $459,246 for the three months ended March 31, 2011. The decrease is due primarily to decrease in non-cash amortization of warrants as part of the employment agreement entered into with the Company’s former Chair which ended December 31, 2011 and amortization of warrants for a financial investor advisory board member during 2011 and decrease in investor relations expense offset by increases in wages and salaries.

Non-cash stock compensation decreased $184,786 from $247,626 for the three months ended March 31, 2011 to $62,840 for the three months ended March 31, 2012.   This decrease in stock compensation is primarily due to the non cash amortization of warrants as part of the employment agreement entered into with the Company’s former Chair which ended December 31, 2011 and amortization of warrants for a financial investor advisory board member during 2011.

Investor relations expense decreased $10,925 from 33,710 for the three months ended March 31, 2011 to $22,785 for the three months ended March 31, 2012.

Wages and salaries increased $36,992 from $28,013 for the three months ended March 31, 2011 to $65,005 for the three months ended March 31, 2012 primarily due to the employment of a Vice President of Sales and Marketing during the fall of 2011.

Legal fees increased $3,765 to $28,762 for the three months ended March 31, 2012 compared to $24,997 for the three months ended March 31, 2011.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and increase expenditures related to the future business development and sales of our products.

Other Income (Expense)

Other income (expense) was ($101,747) for the for the three months ended March 31, 2012 compared to $115 for the three months ended March 31, 2011 for an increased expense of $101,862, relating primarily to the non cash commitment fee associated with the resale of shares to an institutional investor during the three months ended March 31, 2012.

Net Loss

Net loss was $871,346 and $925,995 for the three months ended March 31, 2012 and 2011, respectively, for a decrease of $54,649, primarily resulting from a decrease in non cash amortization of options and warrants and investor relation expenses offset by increases in laboratory electro-optic device prototype design, development and testing expense and wages and salaries and non cash commitment fee associated with the resale of shares to an institutional investor during the three months ended March 31, 2012.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2012, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2012, net cash used in operating activities was $584,335 and net cash used in investing activities was $40,210, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2012 was $3,219,398.  At March 31, 2012, our cash and cash equivalents totaled $2,954,677, our assets totaled $3,749,343, our liabilities totaled $196,218, and we had stockholders’ equity of $3,553,125.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through August 2013; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. For the three month ending March 31, 2012, Lincoln Park purchased 1,989,849 shares of common stock for proceeds of $3,199,998 with $200,001 settling on April 2, 2012. During June 2011 through March 31, 2012, Lincoln Park purchased 2,175,034 shares of our common stock for proceeds of $3,399,997 with $200,001 settling on April 2, 2012. From April 1, 2012 to May 11, 2012, Lincoln Park purchased 716,987 shares of common stock for proceeds of $800,000.

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

Analysis of Cash Flows

For the three months ended March 31, 2012

Net cash used in operating activities was $584,335 for the three months ended March 31, 2012, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $73,377 in warrants issued for services, $145,243 in options issued for services, $103,443 in common stock issued for services, $9,548 in depreciation and patent amortization expenses, ($2,392) in prepaid expenses and other current assets and ($42,208) in accounts payable and accrued expenses.

Net cash used by investing activities was $40,210 for the three months ended March 31, 2012, consisting of $26,518 in cost for intangibles (patents) and $13,692 in asset additions for the lab and research and development activities.

Net cash provided by financing activities was $3,219,398 for the three months ended March 31, 2012 and consisted of $2,999,998 proceeds from sale of common stock to an institutional investor and $219,400 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following unregistered securities:

Securities issued for services

Date	Security/Value

February 2012	Common stock – 1,406 shares of common stock. The common stock was valued at $1,607.

March 2012	Option - 100,000 shares of common stock at $1.69 per share. The option was valued at $168,909 using the Black-Scholes Option Pricing Formula.

March 2012	Option - 25,000 shares of common stock at $1.69 per share. The option was valued at $42,227 using the Black-Scholes Option Pricing Formula.

March 2012	Warrant - 10,000 shares of common stock at $1.69 per share. The warrant was valued at $13,709 using the Black-Scholes Option Pricing Formula.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

On April 27, 2012 we entered into a lease with Delaware Technology Park, Inc. to lease approximately 1,999 square feet of laboratory space. The initial period of the lease commenced on May 1, 2012 and it ends on April 30, 2014. A mutually agreed two-year option period will extend the lease until April 30, 2016. The base rent is $5,270.75 per month.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit
10.1	Purchase Agreement, dated as of May 3, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Form 8-K filed on May 6, 2011).
10.2	Registration Rights Agreement, dated as of May 3, 2011, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to our Form 8-K filed on May 6, 2011).
10.3	Lease - Delaware Technology Park Premises.

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

Date: May 15, 2012

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

Date: May 15, 2012

By: /s/ Andrew J. Ashton
      Andrew J. Ashton,

       Treasurer

Date: May 15, 2012