Form 10-Q
period 2012-06-30
Lightwave Logic, Inc.
filed 2012-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2012 was 49,506,837.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENT OF STOCKHOLDERS’ EQUITY	6 – 10

STATEMENTS OF CASH FLOWS	11 - 12

NOTES TO FINANCIAL STATEMENTS	13 - 33

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,623,022	$ 359,824
Prepaid expenses and other current assets	123,424	41,756
	3,746,446	401,580

PROPERTY AND EQUIPMENT - NET	200,501	88,751

OTHER ASSETS
Intangible assets	488,846	431,104

TOTAL ASSETS	$ 4,435,793	$ 921,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 92,118	$ 139,833
Accounts payable - related party	29,178	22,628
Accrued expenses	86,608	75,965

TOTAL LIABILITIES	207,904	238,426

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
49,506,837 and 45,337,092 issued and outstanding at
June 30, 2012 and December 31, 2011	49,507	45,337
Additional paid-in-capital	29,952,660	24,513,000
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(25,758,451)	(23,859,501)

TOTAL STOCKHOLDERS' EQUITY	4,227,889	683,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,435,793	$ 921,435

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2012 AND 2011 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Six	For the Six
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

NET SALES	$ 3,200	$ -	$ -	$ -	$ -

COST AND EXPENSE
Research and development	11,592,103	455,253	498,041	927,662	964,904
General and administrative	13,836,200	553,860	389,535	851,050	848,780
	25,428,303	1,009,113	887,576	1,778,712	1,813,684

LOSS FROM OPERATIONS	(25,425,103)	(1,009,113)	(887,576)	(1,778,712)	(1,813,684)

OTHER INCOME (EXPENSE)
Interest income	30,820	124	149	322	327
Dividend income	1,551	-	-	-	-
Realized gain on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Interest expense and commitment fee	(322,767)	(18,615)	(166,475)	(120,560)	(166,540)

NET LOSS	$ (25,758,451)	$ (1,027,604)	$ (1,053,902)	$ (1,898,950)	$ (1,979,897)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)

Basic and Diluted Weighted Average Number of Shares		49,055,806	44,090,488	47,893,907	44,028,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
3	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)	$ (55,330)	$ -	$ (15,827)	$ (13,941,776)	$ 206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555			-			319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645			-			355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855	-	-	-	-	-	50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	-	(15,827)	(16,663,647)	746,988
						-
Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	174,866	-	-		-	-	174,866
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	14,873	-	-	-	-	-	14,873
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	74,061	-	-	-	-	-	74,061
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	643,812	-	-	-	-	-	643,812
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	31,478	-	-	-	-	-	31,478
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	213,459	-	-	-	-	-	213,459
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			580,167			-			580,167
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	214,063	-	-	-	-	-	214,063
Options issued for services in August 2010, vested during 2010, valued at $1.31/share	-	-	27,434	-	-	-	-	-	27,434
Options issued for services in December 2010, vested during 2010, valued at $1.14/share	-	-	286,002	-	-	-	-	-	286,002
Exercise of warrants at $0.25/share	947,200	947	235,853	-	-	-	-	-	236,800
Exercise of options at $0.25/share	15,000	15	3,735	-	-	-	-	-	3,750
Exercise of warrants at $0.345/share	10,000	10	3,440	-	-	-	-	-	3,450
Exercise of warrants at $0.50/share	25,000	25	12,475	-	-	-	-	-	12,500
Exercise of warrants at $1.00/share	282,500	283	282,218	-	-	-	-	-	282,500
Common stock issued in private placement during 2010 at $1.00/share	1,500,000	1,500	1,498,500	-	-	-	-	-	1,500,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996	-	-	-	-	-	6,000
Common stock issued for services in November 2010, valued at $0.93/share	5,000	5	4,645	-	-	-	-	-	4,650
Common stock issued for services in December 2010, valued at $01.20/share	10,000	10	11,990	-	-	-	-	-	12,000
Net loss for the year ending December 31, 2010	-	-	-	-	-	-	-	(3,713,232)	(3,713,232)

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2011	45,337,092	$ 45,337	$ 24,513,000	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 683,009
Common stock issued to institutional investor, valued at $1.013/share	197,433	198	199,802	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.64/share	3,017	3	4,945	-	-	-	-	-	4,948
Common stock issued to institutional investor, valued at $1.197/share	167,084	167	199,832	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.67/share	3,017	3	5,035	-	-	-	-	-	5,038
Common stock issued to institutional investor, valued at $1.58/share	316,455	317	499,682	-	-	-	-	-	499,999
Common stock issued for additional commitment shares, valued at $2.87/share	7,542	7	21,638	-	-	-	-	-	21,645
Common stock issued to institutional investor, valued at $1.66/share	120,482	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.97/share	3,017	3	5,940	-	-	-	-	-	5,943
Common stock issued to institutional investor, valued at $1.897/share	158,144	158	299,841	-	-	-	-	-	299,999
Common stock issued for additional commitment shares, valued at $2.60/share	4,525	5	11,760	-	-	-	-	-	11,765
Common stock issued to institutional investor, valued at $2.073/share	96,479	97	199,904	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.64/share	3,017	3	7,962	-	-	-	-	-	7,965
Common stock issued to institutional investor, valued at $2.19/share	91,324	92	199,908	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $2.23/share	3,017	3	6,725	-	-	-	-	-	6,728
Common stock issued to institutional investor, valued at $1.68/share	119,048	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.80/share	3,017	3	5,428	-	-	-	-	-	5,431
Common stock issued to institutional investor, valued at $1.81/share	220,994	221	399,778	-	-	-	-	-	399,999
Common stock issued for additional commitment shares, valued at $1.88/share	3,017	3	5,669	-	-	-	-	-	5,672
Common stock issued for additional commitment shares, valued at $1.92/share	3,017	3	5,790	-	-	-	-	-	5,793
Common stock issued to institutional investor, valued at $1.53/share	130,719	131	199,870	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.60/share	3,017	3	4,824	-	-	-	-	-	4,827
Common stock issued to institutional investor, valued at $1.667/share	119,976	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.93/share	3,017	3	5,820	-	-	-	-	-	5,823
Common stock issued to institutional investor, valued at $1.51/share	132,450	132	199,867	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.70/share	6,034	6	10,252	-	-	-	-	-	10,258
Common stock issued to institutional investor, valued at $1.677/share	119,261	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.13/share	176,991	177	199,823	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.1267/share	177,510	178	199,823	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.107/share	180,668	180	199,820	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.18/share	3,017	3	3,557	-	-	-	-	-	3,560
Common stock issued to institutional investor, valued at $1.10/share	181,818	182	199,818	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.08/share	3,017	3	3,255	-	-	-	-	-	3,258
Common stock issued to institutional investor, valued at $1.063/share	188,147	188	199,812	-	-	-	-	-	200,000
Exercise of options at $0.65/share	250,000	250	162,250	-	-	-	-	-	162,500
Exercise of warrants at $1.25/share	40,000	40	49,960	-	-	-	-	-	50,000
Exercise of warrants at $0.34/share	20,000	20	6,880	-	-	-	-	-	6,900
Exercise of warrants at $0.25/share	900,000	900	224,100	-	-	-	-	-	225,000
Common stock issued for services in October 2011 through January 2012, valued at $0.65/share to $2.70/share	1,406	1	1,606	-	-	-	-	-	1,607
Options issued for services in August 2010, vested during 2012, valued at $1.31/share	-	-	32,634	-	-	-	-	-	32,634
Options issued for services in December 2010, vested during 2012, valued at $1.14/share	-	-	42,414	-	-	-	-	-	42,414
Warrants issued for services in April 2011, vested during 2012, valued at $0.98/share	-	-	36,605	-	-	-	-	-	36,605
Options issued for services in May 2011, vested during 2012, valued at $0.97/share	-	-	24,122	-	-	-	-	-	24,122
Options issued for services in August 2011, vested during 2012, valued at $0.82/share	-	-	20,466	-	-	-	-	-	20,466
Options issued for services in November 2011, vested during 2012, valued at $0.53/share	-	-	13,080	-	-	-	-	-	13,080
Options issued for services in December 2011, vested during 2012, valued at $0.82/share	-	-	25,556	-	-	-	-	-	25,556
Warrants issued for services in December 2011, vested during 2012, valued at $1.05/share	-	-	78,134	-	-	-	-	-	78,134
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	75,893	-	-	-	-	-	75,893
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	32,184	-	-	-	-	-	32,184
Warrants issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	13,709	-	-	-	-	-	13,709
Options issued for services in May 2012, vested during 2012, valued at $1.23/share	-	-	230,387	-	-	-	-	-	230,387
Warrants issued for services in May 2012, vested during 2012, valued at $0.97/share	-	-	13,912	-	-	-	-	-	13,912
Options issued for services in June 2012, vested during 2012, valued at $0.73/share	-	-	38,276	-	-	-	-	-	38,276
Net loss for the six months ending June 30, 2012	-	-	-	-	-	-	-	(1,898,950)	(1,898,950)

BALANCE AT JUNE 30, 2012 (UNAUDITED)	49,506,837	$ 49,507	$ 29,952,660	$ -	$ -	$ -	$ (15,827)	$ (25,758,451)	$ 4,227,889

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,758,451)	$ (1,898,950)	$ (1,979,897)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	3,909,807	142,360	303,758
Stock options issued for services	5,508,390	535,012	628,911
Common stock issued for services and fees	1,445,929	122,058	191,266
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	165,537	22,110	16,576
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(123,424)	(81,668)	15,637
Increase (decrease) in liabilities
Accounts payable	225,033	(47,715)	40,829
Accounts payable - related party	29,178	6,550	11,951
Accrued expenses	73,222	10,643	44,108
Net cash used in operating activities	(9,960,274)	(1,189,600)	(726,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(503,153)	(63,366)	(45,230)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000		-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(314,481)	(128,236)	(7,281)
Net cash used in investing activities	(713,723)	(191,602)	(52,511)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,021,404	444,400	-
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	4,400,000	4,200,000	200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-
Net cash provided by financing activities	14,291,661	4,644,400	200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,617,664	3,263,198	(579,372)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	359,824	953,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,623,022	$ 3,623,022	$ 374,495

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO JUNE 30, 2012

(UNAUDITED)

	Cumulative	For the Six	For the Six
	Since	Months Ending	Months Ending
	Inception	June 30, 2012	June 30, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,341	$ 109	$ 174

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Increase/(Decrease) in fair value of investment securities	$ -	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 210,001	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financials statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2011 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.   The interim operating results for the three and six months ending June 30, 2012 may not be indicative of operating results expected for the full year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As a development stage company, substantial net losses have been incurred since inception.  The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock.  In May 2011, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock.  Under

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $15,600,002. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.  Management believes the Company has raised sufficient capital to finance its operations through August 2013. With the additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model. However, there can be no assurances that the Company will achieve an adequate sales level or meet all the conditions to obligate the institutional investor to make purchases.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers. The Company’s first revenue stream has been in engineering revenues.  Management believes the Company’s next revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full production.  However, the Company has incurred significant losses and experienced negative cash flow during the development stage.  If these conditions continue beyond the next fourteen months and if the Company is unable to raise capital, it will raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	June 30, 2012	December 31, 2011

Office equipment	$ 15,980	$ 12,816
Lab equipment	279,941	169,028
Furniture	4,061	3,494
Leasehold Improvements	18,960	5,368
	318,942	190,706
Less: Accumulated depreciation	118,441	101,955

	$ 200,501	$ 88,751

Depreciation expense for the six months ending June 30, 2012 and 2011 was $16,486 and $14,107.  Depreciation expense for the three months ending June 30, 2012 and 2011 was $9,750 and $6,638.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has recorded amortization expenses on the Spacer and Chromophore patent applications accepted by the United States Patent and Trademark Office in February 2011 and April 2011, which are amortized over its legal life of 20 years.  No amortization expense has been recorded on the remaining patents since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	June 30, 2012	December 31, 2011

Patents	$ 503,153	$ 439,787
Less: Accumulated amortization	14,307	8,683

	$ 488,846	$ 431,104

Amortization expense for the six months ending June 30, 2012 and 2011 was $5,624 and $2,469.  Amortization expense for the three months ending June 30, 2012 and 2011 was $2,812 and $2,224.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2012, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2012.  The Company did not recognize any interest or penalties during 2012 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2008 and thereafter are subject to examination by the relevant taxing authorities.

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

During March 2007, the Company issued 1,000,000 shares of common stock to a related party for management consulting services valued at $580,000, fair value.  During April 2007, the Company issued 500,000 warrants as an addendum to the original contract for management consulting services valued at $348,000, fair value.  This contract was recorded as a contra-equity deferred charges account and is amortized over one year, the term of the contract.  Management consulting expense recognized during 2008 and 2007 is $154,667 and $773,333.  This contract was renewed in March, 2008. In December 2010, the warrant was partially exercised to purchase 100,000 shares of common stock for proceeds of $25,000. In April 2012, the warrant was exercised to purchase the remaining 400,000 shares of common stock for proceeds of $100,000.

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

During April 2007, the Company issued warrants to purchase 900,000 shares of common stock for consulting services at an exercise price of $0.25 per share. The warrants were valued at $604,416 using the Black-Scholes Option Pricing Formula and expensed over the life of the contracts associated with the consulting services, which is one year.  The consulting expense recognized during 2008 and 2007 is $170,451 and $433,966. In July 2008, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $5,000. In April 2010, the warrant was partially exercised to purchase 380,000 shares of common stock for proceeds of $95,000.   In April 2012, the warrant was exercised to purchase the remaining 500,000 shares of common stock for proceeds of $125,000.

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula. The Company recognized $61,449 in accounting expense during 2007. The warrant is still outstanding as of June 30, 2012.

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653.  The options are still outstanding as of June 30, 2012.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $285, $14,873, $13,582, and $30,750.  The options are still outstanding as of June 30, 2012.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of June 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2011, 2010, 2009 and 2008 is $39,829, $74,061, $67,840 and $114,519.  The options are still outstanding as of June 30, 2012.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $383,881, $643,812, $623,246 and $525,263.  The options are still outstanding as of June 30, 2012.

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $13,136.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of June 30, 2012, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $9,583. The options are still outstanding as of June 30, 2012.

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

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of June 30, 2012, warrants to purchase 434,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $21,085. The option is still outstanding as of June 30, 2012.

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

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  The warrant expires in 5 years.  During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. The expense recognized during 2011 and 2010 is $306,765 and $580,167.  The warrant to purchase 487,500 shares of common stock is still outstanding as of June 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

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

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010.  The expense recognized during 2011 and 2010 is $65,447 and $27,434.  For the three month ending June 30, 2012 and 2011 the Company recognized $16,317 and $16,317 of expense.  For the six month ending June 30, 2012 and 2011, the Company recognized $32,634 and $32,455 of expense. The options are still outstanding as of June 30, 2012.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   In January 2012, the warrant was partially exercised to purchase 40,000 shares of common stock for proceeds of $50,000. The remaining warrants to purchase 335,000 shares of common stock at $1.25 per share are still outstanding as of June 30, 2012.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The expense recognized during 2011 and 2010 is $127,080 and $156,707.  The options are still outstanding as of June 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010. The expense recognized during 2010 is $39,730. The options are still outstanding as of June 30, 2012.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011.  The expense recognized during 2011 and 2010 is $85,056 and $89,565.  For the three month ending June 30, 2012 and 2011 the Company recognized $21,207 and $21,207 of expense.  For the six month ending June 30, 2012 and 2011, the Company recognized $42,414 and $42,180 of expense. The options are still outstanding as of June 30, 2012.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $10,453. The warrants are still outstanding as of June 30, 2012.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $26,132.  During April 2012 the warrant was voided.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  The Company recognized $14,500 of investor relations expense for the year ending December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period. The accounting expense recognized during 2011 is $109,820.  For the three month ending June 30, 2012 and 2011 the Company recognized $9,150 and $27,455 of expense.  For the six month ending June 30, 2012 and 2011, the Company recognized $36,605 and $54,910 of expense. The warrants are still outstanding as of June 30, 2012.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The option is expensed over the vesting terms.  The expense recognized during 2011 is $79,702. For the three month ending June 30, 2012 and 2011 the Company recognized $12,061 and $55,314 of expense.  For the six month ending June 30, 2012 and 2011, the Company recognized $24,122 and $55,314 of expense.  As of June 30, 2012, options to purchase 200,000 shares of common stock are still outstanding.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through June, 2012, the institutional investor purchased 3,080,168 shares of common stock for proceeds of $4,400,000.  The Company issued 66,373 shares of common stock as additional commitment fee, valued at $123,921, fair value, leaving 235,286 in reserve for additional commitment fees.  For the three month ending June 30, 2012, the institutional investor purchased 905,134 shares of common stock for proceeds of $1,000,001 and the Company issued 15,085 shares of common stock as additional commitment fee, valued at $18,615, fair value.  For the six month ending June 30, 2012, the institutional investor purchased 2,894,983 shares of common stock for proceeds of $4,200,000 and the Company issued 63,356 shares of common stock as additional commitment fee, valued at $120,451, fair value.

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  The Company recognized $10,400 of investor relations expense for the year ending December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011. The expense recognized during 2011 is $17,204.  For the three month ending June 30, 2012 the Company recognized $10,233 of expense.  For the six month ending June 30, 2012, the Company recognized $20,466 of expense.  As of June 30, 2012, options to purchase 150,000 shares of common stock are still outstanding.

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

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share. The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share are still outstanding as of June 30, 2012.

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012.  The expense recognized during 2011 is $4,384.  For the three month ending June 30, 2012, the Company recognized $6,540 of expense.  For the six month ending June 30, 2012, the Company recognized $13,080 of expense.  As of June 30, 2012, options to purchase 150,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to the member of its board of directors serving as the Company’s non-executive chair of the board of directors of an option to purchase up to 250,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $205,197, fair value.  The option expires in 5 years and vests 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  The expense recognized during 2011 is $53,124. For the three month ending June 30, 2012, the Company recognized $12,778 of expense.  For the six month ending June 30, 2012, the Company recognized $25,556 of expense.   As of June 30, 2012, options to purchase 250,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2011, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 150,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $158,415, fair value. The warrant expires in 5 years and vests 37,500 immediately and the remaining in annual equal monthly installments of 9,375 over the next year.  The expense recognized during 2011 is $1,288. For the three month ending June 30, 2012, the Company recognized $39,067 of expense.  For the six month ending June 30, 2012, the Company recognized $78,134 of expense.  As of June 30, 2012, warrants to purchase 150,000 shares of common stock are still outstanding.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.  For the three month and six month ending June 30, 2012, the Company recognized $0 and $1,607 of expense.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $168,909, fair value. The option expires in 10 years and vests 25,000 immediately and the remaining vest 25,000 in six months, nine months and twelve months from date of grant.  The option is expensed over the vesting terms.  For the three month ending June 30, 2012, the Company recognized $31,584 of expense.  For the six month ending June 30, 2012, the Company recognized $75,893 of expense.  As of June 30, 2012, options to purchase 100,000 shares of common stock are still outstanding.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 25,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $42,227, fair value. The option expires in 10 years with 12,500 vesting immediately and 12,500 vesting in six months from date of grant.  The option is expensed over the vesting terms.  For the three month ending June 30, 2012, the Company recognized $10,386 of expense.  For the six month ending June 30, 2012, the Company recognized $32,184 of expense.  As of June 30, 2012, options to purchase 25,000 shares of common stock are still outstanding.

In March 2012, the Company issued a warrant to purchase up to 10,000 shares of common stock for legal services at an exercise price of $1.69 per share.  Using the Black-Scholes Option Pricing Formula, the warrants were valued at $13,709, fair value.  These warrants expire in 5 years and vest immediately and are being expensed over the service period.  For the three month ending June 30, 2012, the Company recognized $6,854 of expense.  For the six month ending June 30, 2012, the Company recognized $13,709.   As of June 30, 2012, warrants to purchase 10,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its new Chief Executive Officer and Executive Chairman of the board of directors and approved a grant of an option to purchase up to 500,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $613,805, fair value.  The option expires in 10 years and vests quarterly over one year in equal installments of 125,000 shares per quarter commencing on date of grant.  The option is expensed over the vesting terms.  For the three and six month ending June 30, 2012, the Company recognized $230,387 of expense.   As of June 30, 2012, options to purchase 500,000 shares of common stock are still outstanding.

During May 2012, the Company issued warrants to purchase 100,000 shares of common stock at a purchase price of $1.20 per share for accounting services rendered commencing May 7, 2012.  The warrant was valued at $97,386 using the Black-Scholes Option Pricing Formula, vesting in thirteen monthly installments with 3,846 vesting at the beginning of each of the succeeding twelve months commencing June 1, 2012 and 3,848 the thirteenth month expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a fourteen month period.  For the three month and six month ending June 30, 2012, the Company recognized $13,912 of expense.  The warrants are still outstanding as of June 30, 2012.

In June 2012, the board of directors appointed a new member of the board of directors and approved a grant of an option to purchase up to 200,000 shares of common stock at a purchase price of $0.90 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $145,150, fair value.  The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  The option is expensed over the vesting terms.  For the three and six month ending June 30, 2012, the Company recognized $38,276 of expense.  As of June 30, 2012, options to purchase 200,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2012 and 2011: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 115% and 118% in 2012  and between 119% and 125% in 2011, risk-free interest rate between 0.69% and 2.26% in 2012 and between 0.96% and 2.15% in 2011 and expected option life of five to ten years in 2012 and three to five years in 2011.

As of June 30, 2012, there was $1,248,136 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2015.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price
Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68

Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83

Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48

Granted	3,495,001	$ 0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$ 0.001-$1.75	$ 0.79

Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,204,451)	$ 0.25-$1.00	$ 0.61
Forfeited	-
Exercised	(1,488,384)	$ 0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,412,367	$ 0.25-$1.75	$ 0.83

Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,976,000	$ 0.25-$1.75	$ 1.00

Granted	2,085,000	$ 0.63-$1.30	$ 1.09
Expired	-	-	-
Forfeited	(162,500)	$ 1.51	$ 1.51
Exercised	-	-	-

Outstanding, December 31, 2011	8,898,500	$ 0.25-$1.75	$ 1.01

Granted	935,000	$ 0.90-$1.69	$ 1.26
Voided	(25,000)	$ 1.25	$ 1.25
Expired	-	-	-
Forfeited	-	-	-
Exercised	(1,210,000)	$ 0.25-$1.25	$ 0.37

Outstanding, June 30, 2012	8,598,500	$ 0.25-$1.75	$ 1.13

Exercisable, June 30, 2012	7,162,442	$ 0.25-$1.75	$ 1.13

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2012	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,162,442	2.42 Years	$ 1.13

NOTE 8 – RELATED PARTY

At June 30, 2012 the Company has accrued salaries to one officer and two beneficial owners of $45,088.

NOTE 9 – SUBSEQUENT EVENTS

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share.  Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next two years beginning November 1, 2012.  The option will be expensed over the vesting terms.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 50,000 shares of common stock at a purchase price per share equal to the closing stock price on the employment date.  The option will expire in 5 years from date of issuance and will vest in equal quarterly installments of 6,250 over the next two years beginning three months from employment.  The option will be expensed over the vesting terms.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein and the "Forward-Looking Statements" explanation included herein.

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

In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable.  A molecularly engineered material known as an electro-optic polymer may perform the actual conversion of an electrical signal to an optical signal.

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. In December 2011 one of our non-linear optical polymers demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We continue our development program on our new material, Perkinamine IndigoTM to better understand the properties that gave us the results reported in December 2011.

Our non-linear all optical polymers have demonstrated resonantly enhanced Third-order properties about 2,630 times larger than fused silica, which means that they are very photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

Our revenue model relies substantially on the assumption that we will be able to successfully develop non-linear polymer materials and photonic device products, which will use non-linear all-optical and electro-optic polymers for applications within the industries described below. When appropriate, we intend to create specific materials for each of these applications and use our proprietary knowledge base to continue to enhance its discoveries.

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

We believe that Moore's Law (a principle which states the number of transistors on a silicon chip doubles approximately every eighteen months) will create markets for our high-performance electro-optic materials and photonic device products.

Plan of Operation

Since our inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential photonic device products. We are devoting significant resources to engineer next-generation electro-optic polymers for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

As we move from a development stage company to a product supplier, we expect that our financial condition and results of operations will undergo substantial change. In particular, we expect to record both revenue and expense from product sales, to incur increased costs for sales and marketing and to increase general and administrative expense. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. As a result of delays caused by engineering setbacks related to our material production, the production of our first prototype photonic chip was temporarily halted, along with the completion of our proof of concept tests that were being administered by Dr. Robert Norwood at the University of Arizona Photonics Department. In order to address this issue, our then Chief Technology Officer Dr. David F. Eaton’s role and responsibilities with the Company were significantly expanded, and we added two veteran synthetic chemists to our science and technology team. We have since overcome a majority of these engineering setbacks and we are currently in the continual process of extensive testing for material performance, including, among other tests, the (r33) Teng-Man testing protocol.

In June 2009, we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results, and we intend to deliver completed independent validated material performance test results, including the (r33) Teng-Man testing protocol, as they become ripe for release.

In August 2009, Photon-X, LLC commenced a compatible study, process sequences and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage. We anticipated completing the development and building of functional prototype 40 Gb/s and 100 Gb/s modulators during the second quarter of 2010. However, we incurred delays in this process due to slower than expected material development within our laboratories, delays caused by the design and production of the modulator, and testing procedures. The completion of the revised modulator project, which initially will be a 10 to 40 Gb/s prototype modulator using our Perkinamine IndigoTM materials is subject to the successful characterization of those materials both on a stand alone basis and in a modulator design and will be pushed out to at least the fourth quarter of 2012. This in order to focus on current customer driven applications that the Company believes will lead to revenue sooner than its modulator currently under development.

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

In January 2010, we entered into an agreement with The University of Alabama at Tuscaloosa to conduct cooperative development, analytical testing, optimization, and scale-up of our proprietary materials platform, which was to help shorten the time to market for our new Polymeric Electro-Optic materials. The agreement with The University of Alabama expired March 31, 2012.

In March 2010, we successfully concluded the electrical and optical performance testing stage of our proof of principle prototype phase modulator and began application engineering of our technology in customer design environments.  The Company is working directly with interested large system suppliers to attempt to engineer specific individual electro-optic materials in support of their proprietary device designs, which would be implemented in next generation products.

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This application is presently on hold by Celestech due to its customer’s schedule. Additionally, we are working on three other applications with Celestech, two of which are in white paper design stage. Development of these applications continued during the second quarter of 2012. If these projects continue to move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

In October of 2010, we announced the results of testing performed by Lehigh University that demonstrated the Third-order non-linear properties of our proprietary molecules in the Perkinamine NRTM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at a rate of 1 THz (terahertz). Additional testing at Lehigh University of the Company’s other Perkinamine class of materials demonstrated Third-order non-linear properties, which may have utility in all optical switches.

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

In March 2011, we entered into a research and development agreement with the City University of New York’s (“CUNY”) Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. We believe that the combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. The agreement ran through the end of 2011. The goal of the project was to fabricate and test slot waveguides embedded with two types of nonlinear optical polymers obtained from our Company. These two polymers were PerkinamineTM and Perkinamine NRTM. In CUNY’s final report it showed they successfully demonstrated that the Perkinamine and Perkinamine NR survived their 170o C processing temperature without degradation. According to their report, they were successful in one processing run wherein they showed the possibility to realize waveguides with very smooth sidewalls. Reflectivity measurements carried out under optical pumping showed phase shift in the PerkinamineTM material. We intend to continue research in this area with another organization, which now is under consideration.

In March 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our PerkinamineTM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor. Further development in this area will be explored within a design group in another organization.

In March 2011, we announced that the State of Alabama slated to fund a two-year research and development program on advanced solar energy capture and organic photovoltaics.  The University of Alabama is exploring the advanced energy capture properties of our PerkinamineTM class of chromophores based on the proposal submitted by research scientist and funded by the University.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials.  The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We do, however, have to do a complete characterization of these materials to fully understand what material properties are causing these results before any of our partners will move forward with this material. The major microelectronics company we are working with will be characterizing the material at their location using their coupons while we continue our work with the University of Colorado, Boulder. In order to further characterize our Perkinamine IndigoTM class of materials the Company is developing its own Mach-Zehnder interferometry and standard Teng-Man test set-ups in our own facilities, which should be completed within ninety days.

In June 2012 we opened a new internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This new lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthesis chemistry in much more tightly controlled conditions. Additionally, we have begun to equip a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.

In July 2012 we entered into an agreement with The University of Colorado, Boulder to conduct analytical testing and to carry out studies that will give a better understanding of the properties of a new class of composite organic electro-optic materials. This class of materials is our Perkinamine IndigoTM. The processing and measurements are to be carried out primarily at the Guided Wave Optics Laboratory (GWOL). The work will be done in close collaboration with Company personnel.

We ultimately intend to use our next-generation non-linear all-optical and electro-optic polymers for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Satellite Reconnaissance

•

Navigational Systems

•

Radar Applications

•

Telecommunications

•

Optical Interconnects

•

Optical Computing

•

Optical Limiters

•

Entertainment

•

Medical Applications

•

Solar Panels (Photovoltaic cells)

In an effort to maximize our future revenue stream from our non-linear all-optical and electro-optic polymer products, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

•

Develop non-linear all-optical and electro-optic polymers and photonic devices.

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

They include:

Telecommunications Modulator

We recently began a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTM Indigo.  We intend to have a working bench-top prototype in the near future. We will release a report when the bench-top prototype is completed and tested. We anticipate this modulator will be able to greatly exceed the performance of existing legacy modulators and will allow for improvements in the form of reduced power consumption and reduced device cost.  The completion of the modulator using our Perkinamine IndigoTM materials is subject to the successful characterization of those materials both on a stand-alone basis and in a modulator design.

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

Optical Limiter

An optical limiter is a device that protects an optical detector (or a human eye) from damage by attack from high power laser weapons.  In order to provide protection for these systems, an optical attenuator device with an exceptionally fast reaction time is required. We are utilizing the third-order nonlinearities of our PerkinamineTM and Perkinamine NRTM materials to explore this utility as a potential product.  We are currently in the very early stages of feasibility studies in collaboration with Celestech and AFRL, a government agency laboratory. Initial tests showed while the material excited on a femtosecond time scale, they saw no long-lived state in a nanosecond limiting experiment, which is the AFRL requirement for an existing project. We are looking into the long-lived state and what analog of the material might give a longer-lived state. However, these tests validate that this is a very fast material, goes opaque on excitation. We believe this means an optical switch using this material can switch extremely fast, femtoseconds to picoseconds.

All-Optical Switch

An all-optical switch is one that enables signals in optical fibers or networks to be selectively switched from one fiber or circuit to another.  Many device designs have been developed and commercialized in today’s telecom networks to effect optical switching by using mechanical or electrical control elements to accomplish the switching event.  Future networks will require all-optical switches that can be more rapidly activated with a low energy and short duration optical control pulse. We are in early development of an all-optical switch in collaboration with a potential customer. Initial tests at AFRL showed the material excited on a femtosecond time scale, which validates that this is a very fast material, goes opaque on excitation. We believe this means an optical switch using this material can switch extremely fast, femtoseconds to picoseconds. We look forward to the results of further development in this area and will report them when complete.

Multi-Channel Optical Modem

We are in an early internal feasibility study of a multi-wavelength optical modem that will enable a significant increase in Internet capacity over legacy fiber.

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

During 2010, we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our company. During 2011, we raised $1,000,000 from the private sale of our common stock and warrants to purchase our common stock. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our Company. During the six months ended June 30, 2012 we raised $444,400 from the exercise of options and warrants.

Additionally, in May 2011, we signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at our sole discretion, the institutional investor has committed to invest up to $20 million in our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as we direct in accordance with the agreement, which may be terminated by us at any time, without cost or penalty. Sales of shares are made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to the institutional investor.  During 2011, the institutional investor purchased 185,185 shares of common stock for proceeds of $200,000. During January 1, 2012 through June 30, 2012, the institutional investor purchased 2,894,983 shares of common stock for proceeds of $4,200,000.

Results of Operations

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2012 and June 30, 2011.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $1,009,113 and $887,576 for the three months ended June 30, 2012 and 2011, respectively, for an increase of $121,537. This increase in operating expenses was due primarily to increases in non cash general and administrative stock option and warrant amortization, salaries, wages and related expenses and laboratory lease rental offset by a decrease in non cash research and development stock option and warrant amortization.

Included in our operating expenses for the three months ended June 30, 2012 was $455,253 for research and development expenses compared to $498,041 for the three months ended June 30, 2011, for a decrease of $42,788. This is primarily due to a decrease in non-cash stock option and warrant amortization offset by increases in salaries and wages and laboratory rent.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced material testing and prototype electro-optic device design, development and processing work; customer testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; outsourcing work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Non-cash research and development stock option amortization decreased $61,755 from $253,711 for the three months ended June 30, 2011 to $191,956 for the three months ended June 30, 2012.  Salaries and wages increased $19,578 from $114,570 for the three months ended June 30, 2011 to $134,148 for the three months ended June 30, 2012.  During the second quarter ending June 30, 2012, the Company leased additional laboratory space and rent expense increased accordingly $10,612 from $2,348 for the three months ended June 30, 2011 to $12,960 for the three months ended June 30, 2012.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $164,325 to $553,860 for the three months ended June 30, 2012 compared to $389,535 for the three months ended June 30, 2011.  The increase is due primarily to non-cash general and administrative amortization of options as part of the employment agreement entered into with the Company’s Chief Executive Officer and increases in salary, wages and related expenses.

On May 1, 2012, the Board of Directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the Board of Directors and Chief Executive Officer.  During the fall of 2011, the Company employed a Vice President of Sales and Marketing.  As a result, wages and salaries increased $63,747 to $91,702 for the three months ended June 30, 2012 from $27,955 for the three months ended June 30, 2011.  Correspondingly health insurance expense increased by $11,740 to $22,242 for the three months ended June 30, 2012 from $10,502 for the three months ended June 30, 2011.

Non cash general and administrative amortization of stock option and warrants increased by $75,574 from $184,368 for the three months ended June 30, 2011 compared to $259,942 for the three months ended June 30, 2012 primarily for the awards issued to new employees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) was ($18,491) and ($166,326) for the three months ended June 30, 2012 and June 30, 2011, respectively for a decrease of $147,835 relating primarily to the commitment fee associated with the sale of shares to an institutional investor during the corresponding three month periods.

Net Loss

Net loss was $1,027,604 and $1,053,902 for the three months ended June 30, 2012 and 2011, respectively, for an decrease of $26,298, primarily resulting from decrease in commitment fee associated with the sale of shares to an institutional investor, decrease in non cash research and development stock option and warrant amortization offset by increases in laboratory lease and salary and related expenses associated with the employment of additional employees including the Chief Executive Officer.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2012 and June 30, 2011.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $1,778,712 and $1,813,684 for the six months ended June 30, 2012 and 2011, respectively, for a decrease of $34,972. This decrease in operating expenses was due primarily to decreases in non cash stock option and warrant amortization offset by increases in laboratory electro-optic device prototype, development and testing expenses, salaries and wages, laboratory lease rental and legal expenses.

Included in our operating expenses for the six months ended June 30, 2012 was $927,662 for research and development expenses compared to $964,904 for the six months ended June 30, 2011, for a decrease of $37,242. This is primarily due to a decrease in non-cash stock option and warrant amortization offset by increases in laboratory electro-optic device prototype, development and testing expenses, salaries and wages and laboratory rent.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced material testing and prototype electro-optic device design, development and processing work; customer testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; outsourcing work to build prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Non-cash stock option amortization decreased $149,341 from $490,222 for the six months ended June 30, 2011 to $340,881 for the six months ended June 30, 2012.  Laboratory electro-optic device prototype, development and testing expenses increased $57,216, from $118,106 for the six months ended June 30, 2011 to $175,322 for the six months ended June 30, 2012.  Salaries and wages increased $37,069 from $232,894 for the six months ended June 30, 2011 to $269,963 for the six months ended June 30, 2012.  During the second quarter ending June 30, 2012, the Company leased additional laboratory space and rent expense increased accordingly $10,548 from $5,073 for the six months ended June 30, 2011 to $15,621 for the six months ended June 30, 2012.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $2,270 to $851,050 for the six months ended June 30, 2012 compared to $848,780 for the six months ended June 30, 2011. The increase is due primarily to increases in wages and salaries and legal expense offset by decrease in non cash amortization of options and warrants.

On May 1, 2012, the Board of Directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the Board of Directors and Chief Executive Officer.  During the fall of 2011, the Company employed a Vice President of Sales and Marketing.  As a result, wages and salaries increased $100,740 to $156,707 for the six months ended June 30, 2012 from $55,967 for the six months ended June 30, 2011.

Non cash stock option and warrant amortization decreased by $109,212 to $322,782 for the six months ended June 30, 2012 compared to $431,994 for the six months ended June 30, 2011.

Legal fees increased $13,587 to $97,458 for the six months ended June 30, 2012 compared to $83,871 for the six months ended June 30, 2011.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) was ($120,238) and ($166,213) for the six months ended June 30, 2012 and June 30, 2011, respectively relating primarily to the commitment fee associated with the sale of shares to an institutional investor during the corresponding six-month periods.

Net Loss

Net loss was $1,898,950 and $1,979,897 for the six months ended June 30, 2012 and 2011, respectively, for a decrease of $80,947, primarily resulting from a decrease in non cash amortization of options and warrants offset by increases in laboratory electro-optic device design, prototype development and testing expenses, salaries and wages, laboratory lease rental and legal expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2012, as set forth herein.

Liquidity and Capital Resources

For the six months ended June 30, 2012

During the six months ended June 30, 2012, net cash used in operating activities was $1,189,600 and net cash used in investing activities was $191,602, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2012 was $4,644,400.  At June 30, 2012, our cash and cash equivalents totaled $3,623,022, our assets totaled $4,435,793, our liabilities totaled $207,904, and we had stockholders’ equity of $4,227,889.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $2,800,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2012.

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

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. During January 1, 2012 through June 30, 2012, the institutional investor purchased 2,894,983 shares of common stock for proceeds of $4,200,000.  During June 2011 through June 30, 2012, Lincoln Park purchased 3,080,168 shares of our common stock for proceeds of $4,400,000.

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

Analysis of Cash Flows

For the six months ended June 30, 2012

Net cash used in operating activities was $1,189,600 for the six months ended June 30, 2012, consisting of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure, offset by $677,372 in options and warrants issued for services, $122,058 in common stock issued for services, $22,110 in depreciation expenses and patent amortization expenses, ($81,668) in prepaid expenses and ($30,522) in accounts payable and accrued expenses.

Net cash used by investing activities was $191,602 for the six months ended June 30, 2012, consisting of $63,366 in cost for intangibles and $128,236 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $4,644,400 for the six months ended June 30, 2012 and consisted of $4,200,000 proceeds from sale of common stock to an institutional investor and $444,400 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in

Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Securities issued for cash upon exercise of options and warrants

Date	Security/Value

January 2012	Common stock – 250,000 shares of common stock at the purchase price of $.65 per share for proceeds of $162,500.

January 2012	Common stock – 40,000 shares of common stock at the purchase price of $1.25 per share for proceeds of $50,000.

February 2012	Common stock – 20,000 shares of common stock at the purchase price of $0.345 per share for proceeds of $6,900.

April 2012	Common stock – 400,000 shares of common stock at the purchase price of $.25 per share for proceeds of $100,000.

April 2012	Common stock – 500,000 shares of common stock at the purchase price of $.25 per share for proceeds of $125,000.

Securities issued for services

Date	Security/Value

February 2012	Common stock – 1,406 shares of common stock. The common stock was valued at $1,607.

March 2012	Option - 100,000 shares of common stock at $1.69 per share. The option was valued at $168,909 using the Black-Scholes Option Pricing Formula.

March 2012	Option - 25,000 shares of common stock at $1.69 per share. The option was valued at $42,227 using the Black-Scholes Option Pricing Formula.

March 2012	Warrant - 10,000 shares of common stock at $1.69 per share. The warrant was valued at $13,709 using the Black-Scholes Option Pricing Formula.

May 2012	Option - 500,000 shares of common stock at $1.30 per share. The option was valued at $613,805 using the Black-Scholes Option Pricing Formula.

May 2012	Warrant - 100,000 shares of common stock at $1.20 per share. The option was valued at $97,386 using the Black-Scholes Option Pricing Formula.

June 2012	Option - 200,000 shares of common stock at $0.90 per share. The option was valued at $145,150 using the Black-Scholes Option Pricing Formula.

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
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended June, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statements of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date: August 14, 2012

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date: August 14, 2012

By: /s/ James S. Marcelli
      James S. Marcelli,

      President, Chief Operating Officer

      (Principal Financial Officer)

Date: August 14, 2012