Form 10-Q
period 2012-09-30
Lightwave Logic, Inc.
filed 2012-11-13
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s Common Stock outstanding as of November 12, 2012 was 49,805,479.

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENT OF STOCKHOLDERS’ EQUITY	6-10

STATEMENTS OF CASH FLOWS	11-12

NOTES TO FINANCIAL STATEMENTS	13-33

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,931,753	$ 359,824
Prepaid expenses and other current assets	105,063	41,756
	3,036,816	401,580

PROPERTY AND EQUIPMENT - NET	280,975	88,751

OTHER ASSETS
Intangible assets - net	494,997	431,104

TOTAL ASSETS	$ 3,812,788	$ 921,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 162,793	$ 139,833
Accounts payable - related party	36,525	22,628
Accrued expenses	50,032	75,965

TOTAL LIABILITIES	249,350	238,426

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
49,506,837 and 45,337,092 issued and outstanding at
September 30, 2012 and December 31, 2011	49,507	45,337
Additional paid-in-capital	30,257,882	24,513,000
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(26,728,124)	(23,859,501)

TOTAL STOCKHOLDERS' EQUITY	3,563,438	683,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,812,788	$ 921,435

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2012 AND 2011 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012

(UNAUDITED)

	Cumulative	For the Three	For the Three	For the Nine	For the Nine
	Since	Months Ending	Months Ending	Months Ending	Months Ending
	Inception	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

NET SALES	$ 3,200	$ -	$ -	$ -	$ -

COST AND EXPENSE
Research and development	12,082,798	490,694	322,402	1,418,357	1,287,308
General and administrative	14,315,303	479,103	403,717	1,330,153	1,252,497
	26,398,101	969,797	726,119	2,748,510	2,539,805

LOSS FROM OPERATIONS	(26,394,901)	(969,797)	(726,119)	(2,748,510)	(2,539,805)

OTHER INCOME (EXPENSE)
Interest income	30,945	125	46	447	374
Dividend income	1,551	-	-	-	-
Realized gain on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Commitment fee and Interest expense	(322,767)	-	(114)	(120,560)	(166,654)

NET LOSS	$ (26,728,124)	$ (969,672)	$ (726,187)	$ (2,868,623)	$ (2,706,085)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)	$ (0.06)	$ (0.06)

Basic and Diluted Weighted Average Number of Shares		49,506,837	44,428,194	48,435,475	44,163,304

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER, 2012 (CONTINUED) (UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER, 2012 (CONTINUED) (UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER, 2012 (CONTINUED) (UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER, 2012 (CONTINUED) (UNAUDITED)

				Subscription
				Receivable/				Deficit
				Receivable				Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2011	45,337,092	$ 45,337	$ 24,513,000	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 683,009
Common stock issued to institutional investor, valued at $1.013/share	197,433	198	199,802	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.64/share	3,017	3	4,945	-	-	-	-	-	4,948
Common stock issued to institutional investor, valued at $1.197/share	167,084	167	199,832	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.67/share	3,017	3	5,035	-	-	-	-	-	5,038
Common stock issued to institutional investor, valued at $1.58/share	316,455	317	499,682	-	-	-	-	-	499,999
Common stock issued for additional commitment shares, valued at $2.87/share	7,542	7	21,638	-	-	-	-	-	21,645
Common stock issued to institutional investor, valued at $1.66/share	120,482	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.97/share	3,017	3	5,940	-	-	-	-	-	5,943
Common stock issued to institutional investor, valued at $1.897/share	158,144	158	299,841	-	-	-	-	-	299,999
Common stock issued for additional commitment shares, valued at $2.60/share	4,525	5	11,760	-	-	-	-	-	11,765
Common stock issued to institutional investor, valued at $2.073/share	96,479	97	199,904	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.64/share	3,017	3	7,962	-	-	-	-	-	7,965
Common stock issued to institutional investor, valued at $2.19/share	91,324	92	199,908	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $2.23/share	3,017	3	6,725	-	-	-	-	-	6,728
Common stock issued to institutional investor, valued at $1.68/share	119,048	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.80/share	3,017	3	5,428	-	-	-	-	-	5,431
Common stock issued to institutional investor, valued at $1.81/share	220,994	221	399,778	-	-	-	-	-	399,999
Common stock issued for additional commitment shares, valued at $1.88/share	3,017	3	5,669	-	-	-	-	-	5,672
Common stock issued for additional commitment shares, valued at $1.92/share	3,017	3	5,790	-	-	-	-	-	5,793
Common stock issued to institutional investor, valued at $1.53/share	130,719	131	199,870	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.60/share	3,017	3	4,824	-	-	-	-	-	4,827
Common stock issued to institutional investor, valued at $1.667/share	119,976	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.93/share	3,017	3	5,820	-	-	-	-	-	5,823
Common stock issued to institutional investor, valued at $1.51/share	132,450	132	199,867	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.70/share	6,034	6	10,252	-	-	-	-	-	10,258
Common stock issued to institutional investor, valued at $1.677/share	119,261	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.13/share	176,991	177	199,823	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.1267/share	177,510	178	199,823	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.107/share	180,668	180	199,820	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.18/share	3,017	3	3,557	-	-	-	-	-	3,560
Common stock issued to institutional investor, valued at $1.10/share	181,818	182	199,818	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.08/share	3,017	3	3,255	-	-	-	-	-	3,258
Common stock issued to institutional investor, valued at $1.063/share	188,147	188	199,812	-	-	-	-	-	200,000
Exercise of options at $0.65/share	250,000	250	162,250	-	-	-	-	-	162,500
Exercise of warrants at $1.25/share	40,000	40	49,960	-	-	-	-	-	50,000
Exercise of warrants at $0.34/share	20,000	20	6,880	-	-	-	-	-	6,900
Exercise of warrants at $0.25/share	900,000	900	224,100						225,000
Common stock issued for services in October 2011 through January 2012, valued at $0.65/share to $2.70/share	1,406	1	1,606	-	-	-	-	-	1,607
Options issued for services in August 2010, vested during 2012, valued at $1.31/share	-	-	38,194	-	-	-	-	-	38,194
Options issued for services in December 2010, vested during 2012, valued at $1.14/share	-	-	63,852	-	-	-	-	-	63,852
Warrants issued for services in April 2011, vested during 2012, valued at $0.98/share	-	-	36,605	-	-	-	-	-	36,605
Options issued for services in May 2011, vested during 2012, valued at $0.97/share	-	-	36,316	-	-	-	-	-	36,316
Options issued for services in August 2011, vested during 2012, valued at $0.82/share	-	-	30,811	-	-	-	-	-	30,811
Options issued for services in November 2011, vested during 2012, valued at $0.53/share	-	-	19,692	-	-	-	-	-	19,692
Options issued for services in December 2011, vested during 2012, valued at $0.82/share	-	-	38,474	-	-	-	-	-	38,474
Warrants issued for services in December 2011, vested during 2012, valued at $1.05/share	-	-	117,630	-	-	-	-	-	117,630
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	107,824	-	-	-	-	-	107,824
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	42,227	-	-	-	-	-	42,227
Warrants issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	13,709	-	-	-	-	-	13,709
Options issued for services in May 2012, vested during 2012, valued at $1.23/share	-	-	346,421	-	-	-	-	-	346,421
Warrants issued for services in May 2012, vested during 2012, valued at $0.97/share	-	-	34,780	-	-	-	-	-	34,780
Options issued for services in June 2012, vested during 2012, valued at $0.73/share	-	-	47,422	-	-	-	-	-	47,422
Options issued for services in August 2012, vested during 2012, valued at $0.74/share	-	-	6,224	-	-	-	-	-	6,224
Options issued for services in August 2012, vested during 2012, valued at $0.75/share	-	-	2,413	-	-	-	-	-	2,413
Net loss for the nine months ending September 30, 2012	-	-	-	-	-	-	-	(2,868,623)	(2,868,623)
BALANCE AT SEPTEMBER 30, 2012 (UNAUDITED)	49,506,837	$ 49,507	$ 30,257,882	$ -	$ -	$ -	$ (15,827)	$ (26,728,124)	$ 3,563,438

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012

(UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (26,728,124)	$ (2,868,623)	$ (2,706,085)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	3,970,171	202,724	406,073
Stock options issued for services	5,753,248	779,870	761,555
Common stock issued for services and fees	1,445,929	122,058	207,929
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	183,981	40,554	26,141
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(105,063)	(63,307)	5,972
Increase (decrease) in liabilities
Accounts payable	295,708	22,960	87,441
Accounts payable - related party	36,525	13,897	17,847
Accrued expenses	36,646	(25,933)	18,717

Net cash used in operating activities	(10,546,474)	(1,775,800)	(1,174,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(512,116)	(72,329)	(81,507)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(410,587)	(224,342)	(11,021)

Net cash used in investing activities	(818,792)	(296,671)	(92,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	675,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,021,404	444,400	-
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	4,400,000	4,200,000	200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	14,291,661	4,644,400	875,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,926,395	2,571,929	(391,938)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	359,824	953,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,931,753	$ 2,931,753	$ 561,929

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2012

(CONTINUED) (UNAUDITED)

	Cumulative	For the Nine	For the Nine
	Since	Months Ending	Months Ending
	Inception	September 30, 2012	September 30, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,341	$ 109	$ 288

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 210,001	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2011 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2012 may not be indicative of operating results expected for the full year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $15,300,003. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.  Management believes the Company has raised sufficient capital to finance its operations through October 2013. With the additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model. However, there can be no assurances that the Company will achieve an adequate sales level or meet all the conditions to obligate the institutional investor to make purchases.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices. Currently, the Company’s Electro-Optic materials are in evaluation with potential customers. The Company’s first revenue stream has been in engineering revenues.  Management believes the Company’s next revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full production.  However, the Company has incurred significant losses and experienced negative cash flow during the development stage.  If these conditions continue beyond the next fourteen months and if the Company is unable to raise capital, it will raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	September 30, 2012	December 31, 2011

Office equipment	$ 20,980	$ 12,816
Lab equipment	358,499	169,028
Furniture	4,061	3,494
Leasehold Improvements	31,507	5,368
	415,047	190,706
Less: Accumulated depreciation	134,072	101,955

	$ 280,975	$ 88,751

Depreciation expense for the nine months ending September 30, 2012 and 2011 was $32,117 and $20,270.  Depreciation expense for the three months ending September 30, 2012 and 2011 was $15,631 and $6,163.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the registration of patents.  The Company has recorded amortization expenses on the Spacer and Chromophore patent applications accepted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over its legal life of 20 years.  No amortization expense has been recorded on the remaining patents since the patents have yet to be declared effective.  Once issued, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consist of the following:

	September 30, 2012	December 31, 2011

Patents	$ 512,116	$ 439,787
Less: Accumulated amortization	17,119	8,683

	$ 494,997	$ 431,104

Amortization expense for the nine months ending September 30, 2012 and 2011 was $8,436 and $5,871.  Amortization expense for the three months ending September 30, 2012 and 2011 was $2,812 and $3,402.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2012 and 2011 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2012, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2012.  The Company did not recognize any interest or penalties during 2012 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

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

SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011

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

During October 2007, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.25 per share for accounting services rendered.  The warrant was valued at $61,449 using the Black-Scholes Option Pricing Formula expiring in two years. The Company recognized $61,449 in accounting expense during 2007. For the year ending December 31, 2009, the warrant expired.

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

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. The expense recognized during 2010, 2009, 2008 and 2007 is $174,866, $199,233, $286,803 and $41,653.  The options are still outstanding as of September 30, 2012.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula and is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $285, $14,873, $13,582, and $30,750.  The options are still outstanding as of September 30, 2012.

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of September 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The expense is being recognized based on vesting terms over a three year period. The expense is being recognized based on vesting terms over a three year period. The expense recognized during 2011, 2010, 2009 and 2008 is $39,829, $74,061, $67,840 and $114,519.  The options are still outstanding as of September 30, 2012.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula and are being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $383,881, $643,812, $623,246 and $525,263.  The options are still outstanding as of September 30, 2012.

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

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2009 is $13,136.  In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of September 30, 2012, options to purchase 10,000 shares of common stock are still outstanding.

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2009 is $9,583. The options are still outstanding as of September 30, 2012.

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

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of September 30, 2012, warrants to purchase 434,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2009 is $21,085.  The option is still outstanding as of September 30, 2012.

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

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  The warrant expires in 5 years.  During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. The expense recognized during 2011 and 2010 is $306,765 and $580,167.  The warrant to purchase 487,500 shares of common stock is still outstanding as of September 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

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

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing August 1, 2010.  The expense recognized during 2011 and 2010 is $65,447 and $27,434.  For the three month ending September 30, 2012 and 2011 the Company recognized $5,560 and $16,496 of expense.  For the nine month ending September 30, 2012 and 2011, the Company recognized $38,194 and $48,951 of expense.  The options are still outstanding as of September 30, 2012.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   During August 2012, all warrants were extended six months expiring March 2013 and June 2013.  In January 2012, the warrant was partially exercised to purchase 40,000 shares of common stock for proceeds of $50,000. The remaining warrants to purchase 335,000 shares of common stock at $1.25 per share are still outstanding as of September 30, 2012.

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

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011. The expense recognized during 2011 and 2010 is $127,080 and $156,707.  The options are still outstanding as of September 30, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010.  The expense recognized during 2010 is $39,730.  The options are still outstanding as of September 30, 2012.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011.  The expense recognized during 2011 and 2010 is $85,056 and $89,565.  For the three month ending September 30, 2012 and 2011 the Company recognized $21,438 and $21,438 of expense.  For the nine month ending September 30, 2012 and 2011, the Company recognized $63,852 and $63,618 of expense. The options are still outstanding as of September 30, 2012.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $10,453.  The warrants are still outstanding as of September 30, 2012.

In January 2011, the Company issued a warrant to purchase 25,000 shares of common stock for research and development at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $26,132, fair value.  These warrants expire in 3 years and vest immediately.  The consulting expense recognized during 2011 is $26,132.  During April 2012 the warrant was voided.

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  The Company recognized $14,500 of investor relations expense for the year ending December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period. The accounting expense recognized during 2011 is $109,820. For the three month ending September 30, 2012 and 2011 the Company recognized $0 and $27,455 of expense.  For the nine month ending September 30, 2012 and 2011, the Company recognized $36,605 and $82,365 of expense.  The warrants are still outstanding as of September 30, 2012.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The option is expensed over the vesting terms.  The expense recognized during 2011 is $79,702. For the three month ending September 30, 2012 and 2011 the Company recognized $12,194 and $12,194 of expense.  For the nine month ending September 30, 2012 and 2011, the Company recognized $36,316 and $67,508 of expense.  As of September 30, 2012, options to purchase 200,000 shares of common stock are still outstanding.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through September, 2012, the institutional investor purchased 3,080,168 shares of common stock for proceeds of $4,400,000.  The Company issued 66,373 shares of common stock as additional commitment fee, valued at $123,921, fair value, leaving 235,286 in reserve for additional commitment fees.  For the three month ending September 30, 2012, the institutional investor did not purchase any shares of common stock and the Company did not issue shares of common stock as additional commitment fee.  For the nine month ending September 30, 2012, the institutional investor purchased 2,894,983 shares of common stock for proceeds of $4,200,000 and the Company issued 63,356 shares of common stock as additional commitment fee, valued at $120,451, fair value.

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  The Company recognized $10,400 of investor relations expense for the year ending December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value.  The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011.  The expense recognized during 2011 is $17,204.  For the three month ending September 30, 2012 and 2011, the Company recognized $10,345 and $6,859 of expense.  For the nine month ending September 30, 2012 and 2011, the Company recognized $30,811 and $6,859 of expense.  As of September 30, 2012, options to purchase 150,000 shares of common stock are still outstanding.

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

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share.  The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share are still outstanding as of September 30, 2012.

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012.  The expense recognized during 2011 is $4,384.  For the three month ending September 30, 2012, the Company recognized $6,612 of expense.  For the nine month ending September 30, 2012, the Company recognized $19,692 of expense.   As of September 30, 2012, options to purchase 150,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to the member of its board of directors serving as the Company’s non-executive chair of the board of directors of an option to purchase up to 250,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $205,197, fair value. The option expires in 5 years and vests 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  The expense recognized during 2011 is $53,124.  For the three month ending September 30, 2012, the Company recognized $12,918 of expense.  For the nine month ending September 30, 2012, the Company recognized $38,474 of expense.   As of September 30, 2012, options to purchase 250,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2011, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 150,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $158,415, fair value. The warrant expires in 5 years and vests 37,500 immediately and the remaining in annual equal monthly installments of 9,375 over the next year.  The expense recognized during 2011 is $1,288.  For the three month ending September 30, 2012, the Company recognized $39,496 of expense.  For the nine month ending September 30, 2012, the Company recognized $117,630 of expense.  As of September 30, 2012, warrants to purchase 150,000 shares of common stock are still outstanding.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.   For the three month and nine month ending September 30, 2012, the Company recognized $0 and $1,607 of expense.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $168,909, fair value. The option expires in 10 years and vests 25,000 immediately and the remaining vest 25,000 in six months, nine months and twelve months from date of grant.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $31,931 of expense.  For the nine month ending September 30, 2012, the Company recognized $107,824 of expense.   As of September 30, 2012, options to purchase 100,000 shares of common stock are still outstanding.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 25,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $42,227, fair value. The option expires in 10 years with 12,500 vesting immediately and 12,500 vesting in six months from date of grant.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $10,043 of expense.  For the nine month ending September 30, 2012, the Company recognized $42,227 of expense.  As of September 30, 2012, options to purchase 25,000 shares of common stock are still outstanding.

In March 2012, the Company issued a warrant to purchase up to 10,000 shares of common stock for legal services at an exercise price of $1.69 per share.  Using the Black-Scholes Option Pricing Formula, the warrants were valued at $13,709, fair value.  These warrants expire in 5 years and vest immediately and are being expensed over the service period.  For the three month ending September 30, 2012, the Company recognized $0 of expense.  For the nine month ending September 30, 2012, the Company recognized $13,709 of expense.  As of September 30, 2012, warrants to purchase 10,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May, 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its new Chief Executive Officer and Executive Chairman of the board of directors and approved a grant of an option to purchase up to 500,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $613,805, fair value.  The option expires in 10 years and vests quarterly over one year in equal installments of 125,000 shares per quarter commencing on date of grant.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $116,034 of expense.  For the nine month ending September 30, 2012, the Company recognized $346,421 of expense.   As of September 30, 2012, options to purchase 500,000 shares of common stock are still outstanding.

During May 2012, the Company issued warrants to purchase 100,000 shares of common stock at a purchase price of $1.20 per share for accounting services rendered commencing May 1, 2012.  The warrant was valued at $97,386 using the Black-Scholes Option Pricing Formula, vesting in thirteen monthly installments with 3,846 vesting at the beginning of each of the succeeding twelve months commencing June 1, 2012 and 3,848 the thirteenth month expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a fourteen-month period.  For the three month ending September 30, 2012, the Company recognized $20,868 of expense.  For the nine month ending September 30, 2012, the Company recognized $34,780 of expense.  As of September 30, 2012, warrants to purchase 100,000 shares of common stock are still outstanding.

In June 2012, the board of directors appointed a new member of the board of directors and approved a grant of an option to purchase up to 200,000 shares of common stock at a purchase price of $0.90 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $145,150, fair value.  The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $9,146 of expense.  For the nine month ending September 30, 2012, the Company recognized $47,422 of expense.  As of September 30, 2012, options to purchase 200,000 shares of common stock are still outstanding.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $6,224 of expense.  For the nine month ending September 30, 2012, the Company recognized $6,224 of expense.   As of September 30, 2012, options to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 50,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $37,486, fair value. The option expires in 5 years with 6,250 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the three month ending September 30, 2012, the Company recognized $2,413 of expense.  For the nine month ending September 30, 2012, the Company recognized $2,413 of expense.  As of September 30, 2012, options to purchase 50,000 shares of common stock are still outstanding.

Effective August 24, 2012, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 6,500,000 to 8,000,000 shares.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2012 and 2011: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 115% and 118% in 2012 and between 116% and 125% in 2011, risk-free interest rate between 0.63% and 2.26% in 2012 and between 0.96% and 2.15% in 2011 and expected option life of five to ten years in 2012 and three to five years in 2011.

As of September 30, 2012, there was $1,054,886 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2015.

The following tables summarize all stock options and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price
Outstanding, December 31, 2004	-	-	$ -
Granted	680,000	$ 0.25-$2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$ 1.40-$2.10	$ 0.68
Granted	1,425,000	$ 0.25-$1.00	$ 0.70
Cancelled	(260,000)	$ 1.40-$2.10	$ (0.48)
Expired	(70,000)	$ 1.40-$2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$ 0.25-$2.00	$ 0.83
Granted	5,768,971	$ 0.25-$0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$ 0.25-$2.00	$ 0.48
Granted	3,495,001	$0.001-$1.75	$ 1.16
Expired	(115,000)	$ 0.50-$2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$ 0.25-$0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001-$1.75	$ 0.79
Granted	939,000	$ 0.25-$0.45	$ 0.30
Expired	(1,304,451)	$ 0.25-$1.00	$ 0.59
Forfeited	-
Exercised	(1,488,384)	$0.001-$1.00	$ 0.20

Outstanding, December 31, 2009	6,312,367	$ 0.25-$1.75	$ 0.71
Granted	1,860,000	$ 0.25-$1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$ 0.25-$1.00	$ 0.42

Outstanding, December 31, 2010	6,876,000	$ 0.25-$1.75	$ 1.01
Granted	2,085,000	$ 0.63-$1.30	$ 1.09
Expired	-	-	-
Forfeited	(162,500)	$ 1.51	$ 1.51
Exercised	-	-	-

Outstanding, December 31, 2011	8,798,500	$ 0.25-$1.75	$ 1.02
Granted	1,085,000	$ 0.90-$1.69	$ 1.21
Voided	(25,000)	$ 1.25	$ 1.25
Expired	-	-	-
Forfeited	-	-	-
Exercised	(1,210,000)	$ 0.25-$1.25	$ 0.37

Outstanding, September 30, 2012	8,648,500	$ 0.25-$1.75	$ 1.13

Exercisable, September 30, 2012	7,301,143	$ 0.25-$1.75	$ 1.15

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2012	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,301,143	2.3 Years	$ 1.15

NOTE 8 – RELATED PARTY

At September 30, 2012 the Company has accrued salaries to one officer and two beneficial owners of $45,088.

NOTE 9 – SUBSEQUENT EVENTS

During October through November 2012, the institutional investor under the Company’s May 2011 agreement purchased 294,117 shares of common stock for proceeds of $299,999.  The Company issued 4,525 shares of common stock as additional commitment fee; valued at $4,857, fair value.

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

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work with our strategic partner on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with the new design partner was started in late 2011. This research and development program continues through 2012 into the first quarter of 2013.

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

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This application is presently on hold by Celestech due to its customer’s schedule. Additionally, we are working on three other applications with Celestech, two of which are in white paper design stage. Development of these applications continued during the third quarter of 2012. If these projects continue to move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

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

In March 2011, we entered into a research and development agreement with the City University of New York’s (“CUNY”) Laboratory for Nano Micro Photonics (LaNMP) to develop Third-order non-linear devices. We believe that the combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. The agreement ran through the end of 2011. The goal of the project was to fabricate and test slot waveguides embedded with two types of nonlinear optical polymers obtained from our Company. These two polymers were PerkinamineTM and Perkinamine NRTM. In CUNY’s final report it showed they successfully demonstrated that the Perkinamine and Perkinamine NR survived their 170o C processing temperature without degradation. According to their report, they were successful in one processing run wherein they showed the possibility to realize waveguides with very smooth sidewalls. Reflectivity measurements carried out under optical pumping showed phase shift in the PerkinamineTM material. We are continuing research in this area with the University of Colorado, Boulder.

In March 2011, the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguide using one of our PerkinamineTM chromophores.  It is anticipated that LaNMP will use this device architecture to develop various all-optical devices including an all-optical transistor. Further development in this area is being explored within a design group in another organization.

In March 2011, we announced that the State of Alabama slated to fund a two-year research and development program on advanced solar energy capture and organic photovoltaics.  The University of Alabama is exploring the advanced energy capture properties of our PerkinamineTM class of chromophores based on the proposal submitted by research scientist and funded by the University.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials.  The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We do, however, have to do a complete characterization of these materials to fully understand what material properties are causing these results before any of our partners will move forward with this material. The major microelectronics company we are working with will be characterizing the material at their location using their coupons while we continue our work with the University of Colorado, Boulder. In order to further characterize our Perkinamine class of materials, including Perkinamine IndigoTM, the Company has developed Mach-Zehnder interferometry and standard Teng-Man test set-ups in its own facilities. The Company’s optical lab is starting to test materials.

In June 2012 we opened a new internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This new lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthesis chemistry in much more tightly controlled conditions. Additionally, we have equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.

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

In September 2012 the United States Patent Office granted our Company U.S. Patent No. 8,269,004, entitled Heterocyclical Anti-Aromatic Chromophore Architectures.  This patent protects the unique molecular structures that give our chromophores the thermal stability necessary to withstand CMOS processing temperatures without compromising electro-optical effects.

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

•

Expand our new state-of-the-art development, testing facility into a potential manufacturing facility.

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

All-Optical Switch

An all-optical switch is one that enables signals in optical fibers or networks to be selectively switched from one fiber or circuit to another.  Many device designs have been developed and commercialized in today’s telecom networks to effect optical switching by using mechanical or electrical control elements to accomplish the switching event.  Future networks will require all-optical switches that can be more rapidly activated with a low energy and short duration optical control pulse. We are in early development of an all-optical switch in collaboration with Celestech. Initial tests at AFRL showed the material excited on a femtosecond time scale, which validates that this is a very fast material, goes opaque on excitation. We believe this means an optical switch using this material can switch extremely fast, femtoseconds to picoseconds. We look forward to the results of further development in this area and will report them when complete.

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

During January 1, 2012 through September 30, 2012, the institutional investor purchased 2,894,983 shares of common stock for proceeds of $4,200,000.  Also, during the nine months ended September 30, 2012 we raised $444,400 from the exercise of options and warrants.

Results of Operations

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2012 and September 30, 2011.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $969,797 and $726,119 for the three months ended September 30, 2012 and 2011, respectively, for an increase of $243,678.  This is primarily due to increases in salaries and wages, non-cash research and development stock options and warrant amortization, legal expenses, laboratory rent and depreciation offset by a decrease in accounting fees.

Included in our operating expenses for the three months ended September 30, 2012 was $490,694 for research and development expenses compared to $322,402 for the three months ended September 30, 2011, for an increase of $168,292.  This is primarily due to increases in salaries and wages, non-cash stock option and warrant amortization, laboratory rent and depreciation.

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

Wages and salaries increased $48,843 from $116,626 for the three months ended September 30, 2011 to $165,469 for the three months ended September 30, 2012 primarily due to additional employees hired during the third quarter ending September 30, 2012 to perform in-house material testing and material and device development in the Company’s new lab facilities.

Non-cash stock option amortization increased $75,184 from $84,982 for the three months ended September 30, 2011 to $160,166 for the three months ended September 30, 2012 primarily for stock option awards issued to employees during latter part of 2011 and 2012.

During 2012, the Company leased additional laboratory space and rent expense increased accordingly during the three-month period ending September 30, 2012 $15,619 from $2,419 for the three months ended September 30, 2011 to $18,038 for the three months ended September 30, 2012.  Depreciation expense increased $9,259 from $5,909 for the three months ended September 30, 2011 to $15,168 for the three months ended September 30, 2012 primarily due to the additional equipment purchased for the new lab facility.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $75,386 to $479,103 for the three months ended September 30, 2012 compared to $403,717 for the three months ended September 30, 2011. The increase is due primarily to increases in wages and salaries and legal expenses offset by a decrease in accounting fees.

In May 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the board of directors and Chief Executive Officer. During August of 2011, the Company employed a Vice President of Sales and Marketing.  As a result, wages and salaries increased $56,573 from $47,055 for the three months ended September 30, 2011 to $103,628 for the three months ended September 30, 2012.

Legal fees were $52,830 and $19,031 for the three months ended September 30, 2012 and 2011.  The increase of $33,799 was primarily due to legal services during the three-month period ending September 30, 2012 for contract agreement negotiations.

Accounting fees decreased $12,100 from $32,500 for the three months ended September 30, 2011 compared to $20,400 for the three months ended September 30, 2012.  The additional accounting fees incurred during the three months ended September 30, 2011 included fees for services relating to the registration statement for the resale of common stock to an institutional investor and the 2011 submission of the Company’s 10-Q in eXtensible Business Reporting Language (XBRL).

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $969,672 and $726,187 for the three months ended September 30, 2012 and 2011, respectively, for an increase of $243,485, primarily due to increases in salaries and wages, non-cash research and development stock option and warrant amortization, legal expenses, laboratory rent and depreciation offset by a decrease in accounting fees.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2012 and September 30, 2011.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $2,748,510 and $2,539,805 for the nine months ended September 30, 2012 and 2011, respectively, for an increase of $208,705. This increase in operating expenses was due primarily to increases in salaries and wages, laboratory electro-optic device prototype, development and testing expenses, laboratory lease rent, depreciation and legal expenses offset by decreases in non-cash general and administrative stock option and warrant amortization and other professional fees.

Included in our operating expenses for the nine months ended September 30, 2012 was $1,418,357 for research and development expenses compared to $1,287,308 for the nine months ended September 30, 2011, for an increase of $131,049.   This is primarily due to increases in

salaries and wages, laboratory electro-optic device prototype, development and testing expenses, laboratory rent and depreciation offset by a decrease in non-cash stock option and warrant amortization.

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

Wages and salaries increased $85,912 from $349,520 for the nine months ended September 30, 2011 to $435,432 for the nine months ended September 30, 2012 primarily due to additional employees hired during 2012 to perform in-house material testing and material and device development in the Company’s new lab facility.

Laboratory electro-optic device prototype, development and testing expenses increased $64,090 from $173,092 for the nine months ended September 30, 2011 to $237,182 for the nine months ended September 30, 2012 primarily due to increased efforts in research and development.

During the nine-month period ending September 30, 2012, the Company leased additional laboratory space and rent expense increased accordingly $26,167 from $7,492 for the nine months ended September 30, 2011 to $33,659 for the nine months ended September 30, 2012.  Depreciation expense increased $11,385 from $19,510 for the nine months ended September 30, 2011 to $30,895 for the nine months ended September 30, 2012 primarily due to the additional equipment purchased for the new lab facility.

Non-cash stock option amortization decreased $74,157 from $575,204 for the nine months ended September 30, 2011 to $501,047 for the nine months ended September 30, 2012.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $77,656 to $1,330,153 for the nine months ended September 30, 2012 compared to $1,252,497 for the nine months ended September 30, 2011. The increase is due primarily to increases in wages and salaries and legal expense offset by decreases in non-cash amortization of options and warrants and other professional fees.

In May 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the board of directors and Chief Executive Officer.  During the fall of 2011, the Company employed a Vice President of Sales and Marketing.  As a result, wages and salaries increased $157,313 to $260,335 for the nine months ended September 30, 2012 from $103,022 for the nine months ended September 30, 2011.

Legal fees were $150,288 and $102,902 for the nine months ended September 30, 2012 and 2011.  The increase of $47,386 was primarily due to legal services during the nine month period ending September 30, 2012 for contract agreement negotiations.

Non-cash stock option and warrant amortization decreased by $114,133 to $467,838 for the nine months ended September 30, 2012 compared to $581,971 for the nine months ended September 30, 2011.

Other professional fees decreased $16,276 from $18,526 for the nine months ended September 30, 2011 to $2,250 for the nine months ended September 30, 2012.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $46,167 to ($120,113) for the nine month ended September 30, 2012 from ($166,280) for the nine months ended September 30, 2011, relating primarily to the commitment fee associated with the sale of shares to an institutional investor during the corresponding nine-month periods.

Net Loss

Net loss was $2,868,623 and $2,706,085 for the nine months ended September 30, 2012 and 2011, respectively, for an increase of $162,538, primarily due to increases in salaries and wages, laboratory electro-optic device prototype, development and testing expenses, laboratory lease rent, depreciation and legal expenses offset by decreases in non-cash general and administrative stock option and warrant amortization, commitment fee expense and other professional fees.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2012, as set forth herein.

Liquidity and Capital Resources

For the nine months ended September 30, 2012

During the nine months ended September 30, 2012, net cash used in operating activities was $1,775,800 and net cash used in investing activities was $296,671, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the nine months ended September 30, 2012 was $4,644,400.  At September 30, 2012, our cash and cash equivalents totaled $2,931,753, our assets totaled $3,812,788, our liabilities totaled $249,350, and we had stockholders’ equity of $3,563,438.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through October 2013; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. During January 1, 2012 through September 30, 2012, Lincoln Park purchased 2,894,983 shares of common stock for proceeds of $4,200,000.  During June 2011 through September 30, 2012, Lincoln Park purchased 3,080,168 shares of our common stock for proceeds of $4,400,000.

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

There are no trading volume requirements or restrictions under the purchase agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the purchase agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. We may terminate the purchase agreement at any time, at our discretion, without any penalty or cost to us. Lincoln Park may not assign or transfer its rights and obligations under the purchase agreement. The purchase agreement was filed with our Form 8-K on May 6, 2011.

We expect that our cash used in operations will increase in 2013 and beyond as a result of the following activities and planned activities:

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

Analysis of Cash Flows

For the nine months ended September 30, 2012

Net cash used in operating activities was $1,775,800 for the nine months ended September 30, 2012, primarily attributable to the net loss of $2,868,623 adjusted by $202,724 in warrants issued for services, $779,870 in options issued for services, $122,058 in common stock issued for services, $40,554 in depreciation expenses and patent amortization expenses, ($63,307) in prepaid expenses and $10,924 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $296,671 for the nine months ended September 30, 2012, consisting of $72,329 in cost for intangibles and $224,342 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $4,644,400 for the nine months ended September 30, 2012 and consisted of $4,200,000 proceeds from sale of common stock to an institutional investor and $444,400 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Securities issued for services

Date	Security/Value

August 2012	Option - 100,000 shares of common stock at $0.925 per share. The option was valued at $74,486 using the Black-Scholes Option Pricing Formula.

August 2012	Option - 50,000 shares of common stock at $0.93 per share. The option was valued at $37,486 using the Black-Scholes Option Pricing Formula.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

In September 2012 the United States Patent Office granted our Company U.S. Patent No. 8,269,004, entitled Heterocyclical Anti-Aromatic Chromophore Architectures.  This patent protects the unique molecular structures that give our chromophores the thermal stability necessary to withstand CMOS processing temperatures without compromising electro-optical effects.

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
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets (ii) Statements of Operations (iii) Statement of Stockholders’ Equity (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date:  November 13, 2012

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date:  November 13, 2012

By: /s/ James S. Marcelli
      James S. Marcelli,

      President, Chief Operating Officer

      (Principal Financial Officer)

Date:  November 13, 2012