Form 10-Q/A
period 2012-09-30
Lightwave Logic, Inc.
filed 2012-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Lightwave Logic, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q that was not accepted by the EDGAR system at the time of the initial filing of the Form 10-Q. No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II – OTHER INFORMATION

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

Date:  November 14, 2012

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date:  November 14, 2012

By: /s/ James S. Marcelli
      James S. Marcelli,

      President, Chief Operating Officer

      (Principal Financial Officer)

Date:  November 14, 2012