Form 10-K
period 2012-12-31
Lightwave Logic, Inc.
filed 2013-04-01
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes  ☐

No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $35,489,002 as of June 30, 2012.

As of March 27, 2013, there were 51,085,228 shares outstanding of the registrant’s common stock, $.001 par value.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Factors that that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•

lack of available funding

•

general economic and business conditions

•

competition from third parties

•

intellectual property rights of third parties

•

regulatory constraints

•

changes in technology and methods of marketing

•

delays in completing various engineering and manufacturing programs

•

changes in customer order patterns

•

changes in product mix

•

success in technological advances and delivering technological innovations

•

shortages in components

•

production delays due to performance quality issues with outsourced components

•

those events and factors described by us in Item 1.A “Risk Factors”

•

other risks to which our Company is subject

•

other factors beyond the Company's control.

Any forward-looking statement made by us in this report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1.

Business.

Our Business Development

PSI-TEC Corporation (“PSI-TEC”) was founded in 1991 and incorporated under the laws of the State of Delaware on September 12, 1995. Dr. Frederick J. Goetz founded PSI-TEC in Upland, Pennsylvania where he established a laboratory with a small amount of private funding.  PSI-TEC subsequently moved its operations to laboratory space provided by the U.S. Army on the Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications. Thereafter, PSI-TEC commenced operations of its own organic synthesis and thin-films laboratory in Wilmington, Delaware.

In order to become a non-reporting publicly-traded corporation, in July 2004 PSI-TEC reorganized with Eastern Idaho Internet Services, Inc. (“Eastern Idaho”) whereby (i) Eastern Idaho changed its name to PSI-TEC Holdings, Inc. (“PSI-TEC Holdings”); (ii) PSI-TEC Holdings acquired all of the issued and outstanding shares of PSI-TEC stock; (iii) PSI-TEC became PSI-TEC Holdings’ wholly-owned operating subsidiary; and (iv) PSI-TEC Holdings’ then sole officer and director resigned, PSI-TEC's nominees were elected to PSI-TEC Holdings’ board of directors and new management was appointed. For accounting purposes, this acquisition transaction was accounted for as a reverse-acquisition, whereby PSI-TEC was deemed to have purchased PSI-TEC Holdings. As a result, the historical financial statements of PSI-TEC became the historical financial statements of PSI-TEC Holdings.

Immediately prior to the time of the reorganization transaction, Eastern Idaho was a non-reporting development stage company whose stock was traded on the OTC: Pink Sheets.  It had no substantive business operations and it was seeking other business opportunities. Eastern Idaho was originally incorporated under the laws of the State of Nevada on June 24, 1997 to operate as an Internet services marketing firm. It was unsuccessful in this venture, and in June 1998 it ceased its operations and sold all of its operating assets.

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

Our principal executive office is located at 111 Ruthar Drive, Newark, DE 19711, and our telephone number is (302) 356-2709. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Overview

We are a development stage, organic nonlinear materials and electro-optical device company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patented and patent-pending optical materials, when completed and tested, to be the core of the future generations of optical devices, modules, sub-systems and systems that we will develop or be licensed by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

Our optical polymers (polymers) are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environmental and performance specifications demanded by electro-optic devices. We believe that our patented and patent pending technologies will enable us to design optical polymers that are free from the numerous diverse and inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymers with the intent to have temporal, thermal, chemical and photochemical stability within our patented and patent pending molecular architectures.

Our non-linear all optical polymers have demonstrated resonantly enhanced third-order properties approximately 2,630 times larger than fused silica, which means that they are highly photo-optically active in the absence of an RF layer.  In this way they differ from other optical polymers and are considered more advanced next-generation materials.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability. Aromaticity is what will enable our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current polymer molecular designs.  Polymers, polymer-based devices, hybrid devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage. We consider our proprietary intellectual property to be unique.

Glossary of Select Technology Terms Used Herein

All-optical devices

All-optical devices convert data in the form of input light signals to a secondary light data stream. The future market of all-optical devices and switches is expected to include all-optical transistors.

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

Electro-optic material

Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Electro-optic materials are materials that are engineered at the molecular level. Molecular level engineering is commonly referred to as “nanotechnology.”

Electro-optic modulators

Electro-optic modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the Internet.  Data centers may also benefit from this technology through devices that could significantly increase bandwidth and speed while decreasing costs.

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

Zwitterionic-aromatic push-pull

Most charge-transfer dyes (e.g. Disperse Red 1, CLD, FTC) have an excited state (such as during photonic absorption) wherein a full charge is separated across the molecule.  Such a molecule is said to be excited-state zwitterionic. Within such a molecular system the zwitterionic state is unstable and the molecule typically collapses rapidly into its lower dipole ground state.  In our patented molecular designs, the excited state is further stabilized by the aromatization of the molecular core.  In that aromaticity stabilizes this excited state, it is said to "pull" the molecule into this higher energy state; on the other hand, the unstable zwitterionic state is said to "push" the molecule out of the excited state.

Our Business

Lightwave Logic, Inc. is developing a new generation of advanced organic nonlinear materials to be used to make electro-optic polymers and non-linear all-optical polymers and devices that utilize them. These polymer-based materials, when used in modulators or waveguide structures, can convert high-speed electronic signals into optical (light) signals for use in communications systems, high-speed data transfer or advanced high speed computing. In the case of nonlinear all-optical polymers, certain of our Company’s materials can be used in devices that use light waves to switch other light waves, in other words, have third-order properties.

Organic material with electro-optic characteristics is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing our proprietary technology, we are in the process of engineering advanced organic polymers that we believe may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. We believe that polymer materials engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

Our organic materials work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths), but possess inherent advantages to inorganic materials.

Currently, the core electro-optic material contained in most modulators is a crystalline material, such as lithium niobate or gallium arsenide.  The following chart describes some of the characteristics of crystalline materials and electro-optical polymers.

Crystalline Materials	Electro-optical Polymers

Must be manufactured in strict dust-free conditions since even slight contamination can render them inoperable	Capable of being manufactured in less stringent environmental conditions. Capable of being tailored at the molecular level for optimal performance characteristics
More expensive to manufacture	Less expensive to manufacture
Limited to telecommunication speeds that are less than 40Gb/s (40 billion digital bits of data per second)	Demonstrated the ability to perform at speeds that are greater than 100Gb/s (100 billion digital bits of data per second)

Lithium niobate devices require large power levels (modulation voltages) to operate and are large in size -- typically measuring about four inches long (considering that most integrated circuits are literally invisible to the naked eye, these devices are enormous)

Require significantly lower power levels, up to 60% less (modulation voltages) to operate and are capable of miniaturization

Requires more elaborate, expensive mechanical packaging (housings) generally comprised of materials, such as gold-plated Kovar, in order to assure operational integrity over required time and operating temperature ranges

Initial tests indicate no requirement for more elaborate, expensive packaging (housings)

We consider organic polymers with electro-optic qualities to be the most feasible technology for future high-speed (wide bandwidth) electronic-optical conversion. Due to the ease of processing afforded by electro-optic polymers, as well as their capacity to foster component size reduction, we believe electro-optic polymers have the potential to replace existing high-speed fiber-optics components that are used today in many commercial and military applications.

We also believe the miniaturization provided by advanced electro-optic polymers may allow for the successful fabrication of chip-to-chip (backplane) optical interconnect devices for computers that create the high-speed data transmission necessary for extremely high-speed computations. Further, we believe that additional potential applications for electro-optic polymers may include phased array radar, cable television (CATV), input-output devices for large data center applications, high speed computing, electronic counter measure (ECM) systems, ultra-fast analog-to-digital conversion, land mine detection, radio frequency photonics, spatial light modulation and all-optical (light-switching-light) signal processing.

Our Electro-Optic Technology Approach

Our proposed solution to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications lies in a less mainstream, yet firmly established, scientific phenomenon called aromaticity. Aromaticity causes a high degree of molecular stability. It is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other. Aromatic compounds are stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

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

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design models are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws, in most cases, have prevented commercial quality polymer-based modulators operating at 10-40Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius.

None of our patented molecular designs rely on the BLA polyene chain design model.

Our Intellectual Property

Issued U.S. Patents:

US 7 919 619

-

Heterocyclical Chromophore Architectures (Granted April 5, 2011)

US 7 894 695

-

Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted – February 22, 2011)

US 8 269 004

-

Heterocyclical Chromophore Architectures (Granted September 18, 2012)

US 8 298 326

-

Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted- October 30, 2012)

Issued Australian Patents:

AU 2005302506

-

Heterocyclical Chromophore Architectures (Granted November 29, 2012)

Allowed Japanese Patents:

JP 539187/2007

-

Heterocyclical Chromophore Architectures (Notice of Grant March 19, 2013)

We have twenty six pending patent applications (including six patent families with applications in Australia, Canada, China, European Patent Office, Japan and the U.S. based on the PCT and U.S. applications below) in the field of nonlinear optic chromophore design as follows:

12/956597

-

Stable Free Radical Chromophores, processes for preparing the same.

13/307663

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

Historic Breakthroughs and Results

During 2004, independent quantum mechanical calculations performed on our electro-optic polymer designs at government laboratories located at the Naval Air Warfare Center Weapons Division in China Lake, California suggested that our initial aromatic molecules perform two and a half (2.5) to three and three-tenths (3.3) times more efficiently than currently available telecom grade electro-optic polymers. Our conclusion was that performance improvements of this magnitude indicate a significant breakthrough in the field of fiber-optic telecommunication.

In May and June of 2006, performance evaluations of one of our first extremely high-performance electro-optic materials were performed by electro-optic expert, Dr. C.C. Teng, co-inventor of the renowned Teng-Man test, and subsequently confirmed by the University of Arizona's College of Optical Sciences. Under identical laboratory conditions at low molecular loadings, one of our molecular designs outperformed one of the industry's highest performance electro-optic systems by a factor as high as 650%. Our conclusion was that the Teng-Man test established the validity of our novel, patent pending molecular design paradigm known as CSC (Cyclical Surface Conduction) theory; and that the success of CSC theory has the potential to establish the fundamental blueprint of electro-optic material design for decades to come, and to have broad application in commercial and military telecommunication and advanced computational systems.

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our PerkinamineTM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other then commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our PerkinamineTM materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. In June 2009 we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results.

In August 2009, Photon-X, LLC commenced a compatibility study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators (bench top devices) were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage.

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

In March 2010 we successfully concluded initial electrical and optical performance testing stage of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.

In October of 2010 we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  If this project moves forward it will incorporate one of our Company’s advanced electro-optical polymer materials.

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

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguides using PerkinamineTM and Perkinamine NRTM chromophores.  It is anticipated that LaNMP could use this device architecture to develop various all-

optical devices including an all-optical transistor. This effort, starting with an all-optical switch, is being continued at the University of Colorado, Boulder through an agreement entered into in January 2013.

In March 2011 we announced a two-year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our PerkinamineTM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infrared into the near ultraviolet. We have subsequently ended our relationship with the University.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials. These are initial results and we have much to learn about how to harness full potential of Perkinamine IndigoTM. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability.  Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics.

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

Two distinct technologies currently exist for the fabrication of fiber-optic devices, such as fiber-optic modulators. The first, which is the more traditional technology, utilizes an electro-optically active inorganic core crystalline material (e.g. lithium niobate). The second, which is the focus of the Company’s research and development, involves the exploitation of electro-optic polymers.

Traditional Technology - Inorganic Crystals

Traditional technology translates electric signals into optical signals generally relying upon electro-optic materials, such as lithium niobate or gallium arsenide. Five of the largest inorganic fiber-optic component manufactures hold approximately 85% of the electro-optic modulator component market. They are JDSU, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and integrated laser/modulator designs. While each company possesses their own modulator design and processing patents, the underlying core constituents (lithium niobate, gallium arsenide, indium phosphide) occur in nature and as such cannot be patented.

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

Our Target Markets

Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials and devices used in fiber-optic ground, wireless and satellite communication networks. We believe our organic electro-optic polymers may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include: (i) telecommunications/data communications; (ii) backplane optical interconnects; (iii) cloud computing and data centers; (iv) photovoltaic cells; (v) medical applications; (vi) satellite reconnaissance; (vii) navigation systems; (viii) radar applications; (ix) optical filters; (x) spatial light modulators; (xii) all-optical transistors and (xiii) entertainment.

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

Backplane Optical Interconnects

Organic nonlinear polymer based devices offer advantages in Active Optical cables that are used in data communications in computer-to-computer or server-to-server applications. It is reported that backplane optical interconnects are envisioned by members within leading corporations (including IBM, Intel and Agilent Technologies) as the future of high-speed computation. These components can potentially replace copper circuitry with photons carrying digital information over fiber optic cable in CPU architecture to manage CPU-to-graphics, CPU–to-memory and CPU-to-I/O device interactions that have previously operated over an internal electrical bus.  On-Chip optical buses can increase performance and decrease cost. They could speed the transmission of information within an integrated circuit, among integrated circuit chips in a module, and across circuit boards at speeds unattainable with traditional metallic interconnections and bus structures. Additionally, our organic polymer material possesses the thermal stability necessary to survive Complementary Metal Oxide Semiconductor (CMOS) processing temperatures that gives it the ability to be spin-coated directly on silicon substrates. In the future, all-optical (light-switching-light) signal processing could become possible using an advanced version of our chemistry.

Cloud computing and data centers

Big data is a general term used to describe the voluminous amount of unstructured and semi-structured data a company creates -- data that would take too much time and cost too much money to load into a relational database for analysis.  Companies are looking to cloud computing in their data centers to access all the data.  Inherent speed and bandwidth limits of traditional solutions and the potential of organic polymer devices offer an opportunity to increase the bandwidth, reduce costs and improved speed of access.

Photovoltaic Cells

A solar cell (also called a photovoltaic cell) is an electrical device that converts the energy of light directly into electricity by the photovoltaic effect. It is a form of photoelectric cell (in that its electrical characteristics—e.g. current, voltage, or resistance—vary when light is incident upon it) which, when exposed to light, can generate and support an electric current without being attached to any external voltage source.  These cells are very inefficient.  Organic nonlinear polymers offer potential increases in the efficiency of photovoltaic cells that could be orders of magnitude greater than LCD technology.

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

Spatial Light Modulators

Spatial Light Modulators (SLMs) are optical computing devices that can be used in various recognition applications by collecting and correlating optical input to stored images in a database using complex mathematical computations based around calculated light intensity at various point on an image.  Existing Liquid Crystal display technology that is accurate, but too slow for widespread adoption has hampered proliferation of these devices.

All-Optical Transistors

All-optical transistors are expected to be included in the future market of all-optic devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. Some experts anticipate that all-optical transistors will replace traditional transistors used today in microprocessors. All-optical transistors are expected to enable the fabrication of an entirely new high-speed generation of "polymer" based computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

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

Our Business Strategy

The Company has recently revised its business strategy from a materials only approach into a strategy that includes developing devices, components and potentially sub-systems. Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

•

Develop non-linear all-optical and electro-optic polymers and photonic devices.

•

Continue to develop proprietary intellectual property.

•

Streamline our product development process.

•

Develop a comprehensive marketing plan.

•

Maintain/develop strategic relationships with government agencies, private firms, and academic institutions.

•

Continue to attract and retain high level science and technology personnel to our Company.

Develop Electro-Optic Product Devices

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications and government. We expect our initial product device line to include high-speed 40Gb/s and 100Gb/s modulators and system applications.

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

In 2011 we retained the services of EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, former chief technology officer at JDS Uniphase Corporation, a leading provider of communications test and measurement solutions, and optical products.  Dr. Leonberger is presently a senior advisor to the Company and its Board of Directors in assisting our Company with strategic planning and the design of optical modulators that we intend to develop.

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

Maintain/Develop Strategic Relationships with Government Agencies, Private Firms, and Academic Institutions

Since the formation of our Company, we have had numerous strategic relationships with government agencies that have provided us with funding and access to important technology. We intend to establish, re-establish or maintain our relationships with:

1.

DARPA, the Defense Advance Research Project Agency by sharing the technical data and test results on our aromatic molecular materials.

2.

Strategic partners ranging from micro-electronic component firms to large-scale computer companies.  We believe strategic alliances and/or technology licensing will be a crucial step in commercializing our novel technologies and achieving competitive advantages.

3.

The National Science Foundation, an independent federal agency created by Congress to promote the progress of science; to advance the national health, prosperity, welfare and to secure the national defense through advanced and promising new technologies.

4.

The University of Delaware, an institution well known for excellence in optical engineering.

5.

The Guided Wave Optics Laboratory (GWOL) of the University of Colorado at Boulder (UCB).

Continue to attract and retain high-level science and technology personnel to our Company

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

In December 2011, we retained Dr. Frederick Leonberger, PhD as our Senior Advisor.  Dr Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. We previously retained EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, as a consultant to the Company. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop. He also serves as an advisor to our Board of Directors.

In August 2012 we retained Dr. Babu Sundar to our technology team. Dr. Sundar received a B.Sc. in chemistry from Voorhees College, University of Madras in 1980, and a M.Sc. in organic chemistry from the University of Madras, Chennai.  He received his Ph.D. in organic synthesis from the Indian Institute of Sciences in Bangalore, where he studied Radical cyclization routes to terpenes and furans. Dr. Sundar has over 13 years of experience working in medicinal and organic chemistry at Astra Zeneca Pharmaceuticals and most recently Cephalon, Inc. Dr. Sundar has published 25 manuscripts, has been granted 10 patents, and has been the lead author on 7 journal publications.

In March 2013 we retained Mr. Lou Bintz as our Manager of Product Development. Mr Bintz brings almost two decades of experience in research and business development activities involving fiber and polymer optical sensors, electro-optic modulators, high power laser diodes, HDTV CRT systems, and OLED design fabrication and testing. His technical management experience includes principal investigator for a USAF electro-optic polymer modulator government contract, group leader of image quality and electron deflection units for Philips Global USA, and engineering manager of process development at Nlight Photonics. He was an original member of Lumera Photonics and was the lead photonic device scientist whose duties included device design and modeling capabilities, optical testing specification and build out of optical test and characterization facilities, as well complete ground up build out of class 100 clean room electro-optic waveguide fabrication facilities. Mr. Bintz has strong experience in six sigma based lean manufacturing methodologies & management of high volume production environments, and holds six US patents and four international patents in the field of electro-optic photonic device design and fabrication. He received his B.S. in engineering physics and M.S. in electrical engineering degrees from the University of Colorado, Boulder.

Our Research and Development Process

Our research and development process consists of the following steps:

•

We develop novel polymer materials utilizing our patented and patent pending technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Included in our operating expenses for the year ended December 31, 2012 was $2,489,747 for research and development expenses compared to $1,682,557 for the year ended December 31, 2011, for an increase of $807,190.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTM Indigo.  We intend to have a working bench-top prototype sometime during 2013 followed by fully packaged modulators for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

Spatial Light Modulator

We have a development program to develop a Spatial Light Modulator with an outside manufacturer, Boulder Nonlinear Systems (BNS) utilizing certain PerkinamineTM chromophores.  A spatial modulator is a form of optical computer that can perform various advanced tasks, such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 times per second.

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

All-Optical Switch

An all-optical switch is one that enables signals in optical fibers or networks to be selectively switched from one fiber or circuit to another.  Many device designs have been developed and commercialized in today’s telecom networks to effect optical switching by using mechanical or electrical control elements to accomplish the switching event.  Future networks will require all-optical switches that can be more rapidly activated with a low energy and short duration optical (light) control pulse. We are in early development of an all-optical switch in collaboration with the University of Colorado, Boulder and a potential customer.

Multi-Channel Optical Modem

We are in early feasibility study of a multi-wavelength optical modem that will enable an order of magnitude increase in Internet capacity over legacy fiber.

Our Current Strategic Partners

University of Colorado Boulder

The Guided Wave Optics Laboratory (GWOL) of the University of Colorado at Boulder (UCB) is the research laboratory of Prof. Alan Mickelson. Active research areas at present include nonlinear optics in polymers, plasmonic meta-materials and silicon photonics. Facilities at GWOL include cleanroom for optical and electrical device fabrication, VIS/IR lasers and optical benches for testing, high-speed electronics for driving subsystems and micro positioning necessary for coupling to nano optics as well as fiber optic systems.  GWOL has been performing optical testing as a customer service since its inception in 1984.  They possess capabilities such as Teng Mann electro-optic coefficient determination, thin film processing and basic device design.

EM Photonics

EM Photonics is a decade old company that develops high performance computing and embedded systems solutions primarily for image processing, scientific computing, and linear algebra fields.  Solutions resolve customer problems with methodical approaches to integrate a well-balanced system that optimizes performance, size, weight, power, or a combination of these factors. EM Photonics maximizes any platform to create novel solutions for commercial, military and defense clients.

Boulder Non-Linear Systems

Boulder Nonlinear Systems, Inc. is a Colorado company that designs, manufactures and sells liquid crystal based photonics devices and systems. BNS builds unique analog liquid crystal on silicon modulators used in applications ranging from holographic storage to microscopic cell manipulation. The company's advanced liquid crystal technology is used in telecommunications, medical instruments, defense, and manufacturing.

University of Delaware

The Department of Electrical and Computer Engineering and its facilities, clean rooms and electro-optic device fabrication is under the guidance of Dr. Dennis Prather.  His focus is on both theoretical and experimental aspects of active and passive photonic elements and their integration/demonstration into functional systems.  Their research team is focused on solutions for the most complicated areas of interest to the US Government, which includes, nano-photonic devices, solar cells and imaging systems.  Their team has also utilized and produced working polymer modulators under the sponsorship of the Air Force Research Laboratory in Dayton, OH.

Our Past Government Program Participation

Our Company has been a participant in several vital government sponsored research and development programs with various government agencies that protect the interests of our country. The following is a list of some of the various divisions of government agencies that have provided us with advisory, financial and/or materials support in the pursuit of high-speed electro-optic materials. We are not partnered with, strategically related to, or financially supported by any governmental agency at this time.  Our previous relationships included:

•

National Reconnaissance Office (NRO)

•

Properties Branch of the Army Research Laboratory on the Aberdeen Proving Grounds in Aberdeen, Maryland.

•

Defense Advance Research Project Agency (DARPA)

•

Naval Air Warfare Center Weapons Division in China Lake, California

•

Air Force Research Laboratory at Wright-Patterson Air Force Base in Dayton, Ohio

Our Competition

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, JDSU, Oclaro, NeoPhotonics, OpLink and CyOptics. Additional the five largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are JDSU, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

We consider Gigoptix, Inc., as our primary competitor.  They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed at the University of Washington.

We believe that through the commercialization of our technology, we will be poised to obtain a significant portion of the component manufacturing market.  Electro-optic polymers demonstrate several advantages over other technologies, such as inorganic-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements. Our patented organic polymers and future electro-optic devices have demonstrated significant stability advantages over our known competitor's materials.

We believe the principal competitive factors in our target markets are:

•

The ability to develop and commercialize highly stable optical polymer-based materials and optical devices, including obtaining appropriate patent and proprietary rights protection.

•

Lower cost, high production yield for these products.

•

The ability to enable integration and implement advanced technologies.

•

Strong sales and marketing, and distribution channels for access to products.

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

Our Laboratory Facilities

In June 2012 we opened a new internal research and development laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthesis chemistry in much more tightly controlled conditions. Additionally, we have equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory for timely feedback.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,556,538 for the year ended December 31, 2012 and $3,482,622 for the year ended December 31, 2011. We anticipate that we will continue to incur operating losses through at least 2013.

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

If we fail to effectively manage our growth, and effectively transition from our focus on research and development activities to commercially successful products, our business could suffer.

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products. The transition from a focus on research and development to being a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from future acquisitions will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

In order to effectively manage growth, we must:

•

Continue to develop an effective planning and management process to implement our business strategy;

•

Hire, train and integrate new personnel in all areas of our business; and

•

Expand our facilities and increase capital investments

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

We plan to sell many of our products directly to commercial customers or through potential industry partners. For example, we expect to sell our electro-optic polymer products to electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

We may participate in joint ventures that expose us to operational and financial risk.

We may participate in one or more joint ventures for the purpose of assisting us in carrying out our business expansion, especially with respect to new product and/or market development. We may experience with our joint venture partner(s) issues relating to disparate communication, culture, strategy, and resources. Further, our joint venture partner(s) may have economic or business interests or goals that are inconsistent with ours, exercise their rights in a way that prohibits us from acting in a manner which we would like or they may be unable or unwilling to fulfill their obligations under the joint venture or other agreements. We cannot assure you that the actions or decisions of our joint venture partners will not affect our operations in a way that hinders our corporate objectives or reduces any anticipated cost savings or revenue enhancement resulting from these ventures.

If we fail to develop and introduce new or enhanced products on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be harmed.

We plan to operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. To compete successfully, we must design, develop, market and sell products that provide increasingly higher levels of performance and reliability and meet the cost expectations of our customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our anticipated products obsolete. Our failure to anticipate or timely develop products or technologies in response to technological shifts could adversely affect our operations. In particular, we may experience difficulties with product design, manufacturing, marketing or certification that could delay or prevent our development, introduction or marketing of products. If we fail to introduce products that meet the needs of our customers or penetrate new markets in a timely fashion our company will be adversely affected.

Our future growth will suffer if we do not achieve sufficient market acceptance of our electro-optic polymer products.

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

Our potential customers require our products to undergo a lengthy and expensive qualification process, which does not assure product sales.

Prior to purchasing our products, our potential customers require that both our products undergo extensive qualification processes. These qualification processes may continue for several months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in additional delays. Also, once one of our products is qualified, it could take several additional months or more before a customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we are devoting substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of our products to a customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

Obtaining a sales contract with a potential customer does not guarantee that a potential customer will not decide to cancel or change its product plans, which could cause us to generate no revenue from a product and adversely affect our results of operations.

Even after we secure a sales contract with a potential customer, we may experience delays in generating revenue from our products as a result of a lengthy development cycle that may be required. Potential customers will likely take a considerable amount of time to evaluate our products; it could take 12 to 24 months from early engagement by our sales team to actual product sales. The delays inherent in these lengthy sales cycles increase the risk that a customer will decide to cancel, curtail, reduce or delay its product plans, causing us to lose anticipated sales. In addition, any delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially and adversely affect our business, financial condition and results of operations. If we were unable to generate revenue after incurring substantial expenses to develop any of our products, our business would suffer.

Many of our products will have long sales cycles, which may cause us to expend resources without an acceptable financial return and which makes it difficult to plan our expenses and forecast our revenue.

Many of our products will have long sales cycles that involve numerous steps, including initial customer contacts, specification writing, engineering design, prototype fabrication, pilot testing, regulatory approvals (if needed), sales and marketing and commercial manufacture. During this time, we may expend substantial financial resources and management time and effort without any assurance that product sales will result. The anticipated long sales cycle for some of our products makes it difficult to predict the quarter in which sales may occur. Delays in sales may cause us to expend resources without an acceptable financial return and make it difficult to plan expenses and forecast revenues.

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

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our business and cause us to fail at achieving or anticipated growth.

It is our intent to continue to grow our business through strategic acquisitions and investments and we are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our product offering, create and/or expand a client base, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

Additionally, in connection with any acquisitions we complete, we may not achieve the synergies or other benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business. If we finance acquisitions using existing cash, the reduction of our available cash could cause us to face liquidity issues or cause other unanticipated problems in the future. If we finance acquisitions by issuing convertible debt or equity securities, the ownership interest of our existing stockholders may be diluted, which could adversely affect the market price of our stock. Further, contemplating or completing an acquisition and integrating an acquired business, product or technology could divert management and employee time and resources from other matters, which could harm our business, financial condition and operating results.

We will require additional capital to continue to fund our operations; our Lincoln Park Purchase Agreement expires December 2013.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through April 2014; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than the Lincoln Park Capital Fund, LLC (“Lincoln Park”) financing transaction (described in the paragraph below), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

In May 2011, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, under which we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our registered common stock over a 30-month period. The Purchase Agreement expires in December 2013. If we make sales of our common stock under the Purchase Agreement, we would be able to fund our operations for a longer period of time. However, the extent to which we will rely on the Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and volume of trading and the extent to which we are able to secure working capital from other sources. Specifically, Lincoln Park does not have the obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $1.00 per share.

We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011, which was subsequently amended pursuant to a post effective amendment effective on May 1, 2012 that did not register any additional shares.   In the event we elect to issue more than 10,000,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC. If obtaining sufficient funding from Lincoln Park does not occur or is prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

As of December 31, 2012, we have outstanding options and warrants to purchase an aggregate of 7,714,850 shares of our common stock at exercise prices ranging from $0.25 per share to $1.75 per share with a weighted average exercise price of $1.15 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

Our current and future expense estimates are based, in large part, on estimates of future revenue, which is difficult to predict. We expect to continue to make significant operating and capital expenditures in the area of research and development and to invest in and expand production, sales, marketing and administrative systems and processes. We may be unable to, or may elect not to, adjust spending quickly enough to offset any unexpected revenue shortfall. If our increased expenses were not accompanied by increased revenue in the same quarter, our quarterly operating results would be harmed.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Thomas E. Zelibor, our Chief Executive Officer and James S. Marcelli our President and Chief Operating Officer. Accordingly, the loss of the services of either of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

The complexity of our anticipated products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively, impact our reputation with customers.

Products as complex as those we intent to market might contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to sell our products. If our products experience defects, we may need to undertake a redesign of the product, a process that may result in significant additional expenses.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers and our customers.

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

A material weakness in internal controls may remain undetected for a longer period because of our Company's exemption from the auditor attestation requirements under Section 404(b) of Sarbanes-Oxley.

Our annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s attestation in this annual report. As a result, a material weakness in our internal controls may remain undetected for a longer period.

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

There Is A Limited Market For Our Common Stock Which May Make It More Difficult For You To Sell Your Stock.

Our Company’s common stock is quoted on the over-the-counter market under the symbol "LWLG." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

We are subject to the “penny stock” rules and brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the over-the-counter market has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Item 1B.

Unresolved Staff Comments.

Not Applicable

Item 2.

Properties.

Our executive and business office headquarters are located at 111 Ruthar Drive, Newark, Delaware 19711. We coordinate our operations and market our services from this space. Our annual rent for this space is $15,600.

We also lease approximately 2,000 square feet of laboratory space at 1 Innovation Way, Newark, Delaware 19711, which we utilize to operate an organic synthesis and thin-films laboratory.  Our annual rent for this space is $68,125. We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. Our annual rent for this space is $9,869.

Item 3.

Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

Item 4.

Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is currently traded under the symbol LWLG on the over-the-counter markets ("OTCQB"). Previously, our common stock traded on the over-the-counter bulletin board.

The following table set forth below lists the closing high and low bid and ask for our common stock for each fiscal quarter for the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

		Bid		Ask
		High	Low	High	Low

2011 (1)	1st Quarter	$ 1.56	$ 1.10	$ 1.58	$ 1.25
	2nd Quarter	$ 1.20	$ 0(3)	$ 1.40	$ 0(3)
	3rd Quarter	$ ---(4)	$ ---(4)	$ ---(4)	$ ---(4)
	4th Quarter	$ ---(4)	$ ---(4)	$ ---(4)	$ ---(4)

2012 (2)	1st Quarter	$ 2.85	$ 1.61	$ 2.87	$ 1.65
	2nd Quarter	$ 1.52	$ 0.86	$ 1.60	$ 0.90
	3rd Quarter	$ 0.96	$ 0.831	$ 0.98	$ 0.845
	4th Quarter	$ 1.21	$ 0.825	$ 1.23	$ 0.85

1.

Reflects prices and information obtained from the over-the-counter bulletin board.

2.

Reflects prices and information obtained from the over-the-counter markets.

3.

Reflects that at least two market makers posted two-sided quotes for our common stock and all of the quotes were priced at zero.

4.

Reflects that no priced bids or asks were calculated because there was not a minimum of 2 two-sided quotes for our common stock.

Holders

As of March 27, 2013, we have a total of 51,085,228 shares of common stock outstanding, held by approximately 283 record shareholders.  We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2012.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,372,000	$1.20	1,482,450
Equity compensation plans not approved by security holders (2)	2,066,500	$0.95	0
Total	7,438,500	$1.13	1,482,450

1.

Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to that plan.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

January 2012	Warrant Exercise – 250,000 shares of common stock at $.65 per share for aggregate proceeds of $162,500.

January 2012	Warrant Exercise – 40,000 shares of common stock at $1.25 per share for aggregate proceeds of $50,000.

February 2012	Warrant Exercise – 20,000 shares of common stock at $.34 per share for aggregate proceeds of $6,900.

April 2012	Warrant Exercise – 400,000 shares of common stock at $.25 per share for aggregate proceeds of $100,000.

April 2012	Warrant Exercise – 500,000 shares of common stock at $.25 per share for aggregate proceeds of $125,000.

Securities issued for services

Date	Security

February 2012	Common Stock - 1,406 shares of common stock at $1.14 per share for services.

March 2012	Warrant - 10,000 shares of common stock at $1.69 per share for services.

May 2012	Warrant - 100,000 shares of common stock at $1.20 per share for services.

December 2012	Warrant - 125,000 shares of common stock at $0.93 per share for services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

March 2012	Stock options - 100,000 shares of common stock at $1.69 per share.

March 2012	Stock options - 25,000 shares of common stock at $1.69 per share.

May 2012	Stock options - 500,000 shares of common stock at $1.30 per share.

June 2012	Stock options – 200,000 shares of common stock at $0.90 per share.

August 2012	Stock options - 100,000 shares of common stock at $0.925 per share.

August 2012	Stock options - 50,000 shares of common stock at $0.93 per share.

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

We are a development stage, organic nonlinear materials and electro-optical device company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

In order to transmit digital information at extremely high-speeds (wide bandwidth) over the Internet, it is necessary to convert the electrical signals produced by a computer into optical signals for transmission over long-distance fiber-optic cable.   Molecularly engineered materials known as electro-optic polymers when designed into optical devices perform the actual conversion of an electrical signal to an optical signal.

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. In December 2011 one of our non-linear optical polymers, Perkinamine IndigoTM demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We continue our development program on Perkinamine IndigoTM to better understand the properties that gave us the results reported in December 2011.

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

•

telecommunications/data communications

•

backplane optical interconnects

•

cloud computing and data centers

•

photovoltaic cells

•

medical applications

•

satellite reconnaissance

•

navigation systems

•

radar applications

•

optical filters

•

special light modulators

•

all-optical transistors and

•

entertainment

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

Plan of Operation

Since inception, we have been engaged primarily in the research and development of our polymer materials technologies and potential photonic device products. We are devoting significant resources to engineer next-generation electro-optic polymers for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies, government agencies and internal device development. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

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

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our PerkinamineTM electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other then commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our PerkinamineTM materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In March 2008, we commenced production of our first prototype photonic chip, which we delivered to Photon-X, LLC to fabricate a prototype polymer optical modulator and measure its technical properties. In June 2009 we released test results conducted by Dr. C.C. Teng that re-confirmed our previous test results.

In August 2009, Photon-X, LLC commenced a compatibility study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators (bench top devices) were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage.

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with the new design partner was started in late 2011. This research and development program continued through 2012 into the first half of 2013.

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

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This application is presently on hold while Celestech continues to engage its customer on its schedule. Additionally, we are working on three other applications with Celestech, two of which are in white paper design stage. Development of these applications continued through 2012 and into 2013. If these projects continue to move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

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

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguides using PerkinamineTM and Perkinamine NRTM chromophores.  It is anticipated that LaNMP could use this device architecture to develop various all-optical devices including an all-optical transistor. This effort, starting with an all-optical switch, is being continued at the University of Colorado, Boulder through an agreement entered into in January 2013.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials.  The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt with excellent thermal and photo stability.  Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We do, however, have to do a complete characterization of these materials to fully understand what material properties are causing these results before any of our partners will move forward with this material. The major microelectronics company we are working with will be characterizing the material at their location using their proprietary devices while we continue our work with the University of Colorado, Boulder. In order to further characterize our Perkinamine class of materials, including Perkinamine IndigoTM, the Company has developed Mach-Zehnder interferometry and standard Teng-Man test set-ups in its own facilities. The Company’s optical lab is starting to test materials.

In June 2012 we opened a new internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This new lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthetic chemistry in much more tightly controlled conditions. Additionally, we have equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.

In July 2012 we entered into an agreement with The University of Colorado, Boulder to conduct analytical testing and to carry out studies that will give a better understanding of the properties of a new class of composite organic electro-optic materials. This class of materials is our Perkinamine IndigoTM. The processing and measurements are to be carried out primarily at the Guided Wave Optics Laboratory (GWOL). The work is being done in close collaboration with Company personnel.

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

We ultimately intend to use our next-generation non-linear all-optical and electro-optic polymers for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

telecommunications/data communications

•

backplane optical interconnects

•

cloud computing and data centers

•

photovoltaic cells

•

medical applications

•

satellite reconnaissance

•

navigation systems

•

radar applications

•

optical filters

•

special light modulators

•

all-optical transistors and

•

entertainment

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

•

Continue to attract and retain high level science and technology personnel to our Company

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development that utilize our organic nonlinear optical materials.

They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTM Indigo.  We intend to have a working bench-top prototype sometime during 2013 followed by fully packaged modulators for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

Spatial Light Modulator

We have a development program to develop a Spatial Light Modulator with an outside manufacturer, Boulder Nonlinear Systems (BNS) utilizing certain PerkinamineTM chromophores.  A spatial modulator is a form of optical computer that can perform various advanced tasks, such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 times per second.

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

All-Optical Switch

An all-optical switch is one that enables signals in optical fibers or networks to be selectively switched from one fiber or circuit to another.  Many device designs have been developed and commercialized in today’s telecom networks to effect optical switching by using mechanical or electrical control elements to accomplish the switching event.  Future networks will require all-optical switches that can be more rapidly activated with a low energy and short duration optical (light) control pulse. We are in early development of an all-optical switch in collaboration with the University of Colorado, Boulder and a potential customer.

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

During 2011, we raised $1,000,000 from the private sale of our common stock and warrants to purchase our common stock. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our Company. Additionally, in May 2011, we signed an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at our sole discretion, Lincoln Park has committed to invest up to $20 million in our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  Lincoln Park is obligated to make purchases as we direct in accordance with the agreement, which may be terminated by us at any time, without cost or penalty. Sales of shares are made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park.  During 2011, Lincoln Park purchased 185,185 shares of common stock for proceeds of $200,000.

During January 1, 2012 through December 31, 2012, Lincoln Park purchased 3,539,100 shares of common stock for proceeds of $4,849,999.  Also, during 2012 we raised $447,700 from the exercise of options and warrants.

Results of Operations

Comparison of fiscal 2012 to fiscal 2011

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2012 and 2011.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges and sale of EO polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $4,426,164 and $3,316,343 for the years ended December 31, 2012 and 2011, respectively, for an increase of $1,109,821. This increase in operating expenses was due primarily to increases in non-cash stock option and warrant amortization, salaries and wages, laboratory lease rent, depreciation, patent expense and legal expenses offset by decreases in laboratory electro-optic device prototype, development and outsourced testing expenses.

Included in our operating expenses for the year ended December 31, 2012 was $2,489,747 for research and development expenses compared to $1,682,557 for the year ended December 31, 2011, for an increase of $807,190.   This is primarily due to increases in non-cash stock option and warrant amortization, salaries and wages, laboratory rent and depreciation and patent expense offset by a decrease in laboratory electro-optic device prototype, development and outsourced testing expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, outsourced material testing and prototype electro-optic device design, development and processing work; customer testing; fees; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; outsourcing work to build device prototypes; expanding and equipping in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Non-cash stock option amortization increased $636,221 from $641,703 for the year ended December 31, 2011 to $1,277,924 for the year ended December 31, 2012 primarily for options extended during 2012.

Wages and salaries increased $105,772 from $487,204 for the year ended December 31, 2011 to $592,976 for the year ended December 31, 2012 primarily due to additional employees hired during 2012 to perform in-house material testing and material and device development in the Company’s new lab facility.  Accordingly, laboratory electro-optic device prototype, development and outsourced testing expenses decreased $27,749 from $295,494 for the year ended December 31, 2011 to $267,745 for the year ended December 31, 2012.

During the year ending December 31, 2012, the Company leased additional laboratory space and rent expense increased accordingly $43,653 from $9,910 for the year ended December 31, 2011 to $53,563 for the year ended December 31, 2012.  Depreciation expense increased $26,092 from $25,698 for the year ended December 31, 2011 to $51,790 for the year ended December 31, 2012 primarily due to the additional equipment purchased for the new lab facility.

Patent expense increased $17,142 from $8,683 for the year ended December 31, 2011 to $25,825 for the year ended December 31, 2012 primarily due to patent applications abandoned for claims that are covered by patents already granted to the Company.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $302,631 to $1,936,417 for the year ended December 31, 2012 compared to $1,633,786 for the year ended December 31, 2011.  The increase is due primarily to increases in wages and salaries, non-cash amortization of options and warrants and legal expense.

In May 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the board of directors and Chief Executive Officer.  During the fall of 2011, the Company employed a Vice President of Sales and Marketing.  As a result, wages and salaries increased $191,029 from $168,386 for the year ended December 31, 2011 to $359,415 for the year ended December 31, 2012.

Non-cash stock option amortization increased $66,198 from $749,925 for the year ended December 31, 2011 to $816,123 for the year ended December 31, 2012.

Legal fees increased $60,755 to $173,862 for the year ended December 31, 2012 compared to $113,107 for the year ended December 31, 2011 primarily for contract agreement negotiations.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $35,905 to ($130,374) for the year ended December 31, 2012 from ($166,279) for the year ended December 31, 2011, relating primarily to the commitment fee associated with the resale of shares to an institutional investor during the corresponding one year period.

Net Loss

Net loss was $4,556,538 and $3,482,622 for the years ended December 31, 2012 and 2011, respectively, for an increase of $1,073,916, primarily due to increases in non-cash stock option and warrant amortization, salaries and wages, laboratory lease rent, depreciation, patent expense and legal expenses offset by decreases in laboratory electro-optic device prototype, development and outsourced testing expenses.

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

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2012 and 2011: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 77% and 217% in 2012 and between 115% and 125% in 2011, risk-free interest rate between 0.13% and 2.26% in 2012 and between 0.82% and 2.15% in 2011 and expected option life of two to ten years in 2012 and three to five years in 2011.

As of December 31, 2012, there was $829,247 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2014.

Liquidity and Capital Resources

During the year ended December 31, 2012, net cash used in operating activities was $2,368,462 and net cash used in investing activities was $348,882, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2012 was $5,294,399.  At December 31, 2012, our cash and cash equivalents totaled $2,936,879, our assets totaled $3,816,374, our liabilities totaled $155,328, and we had stockholders’ equity of $3,661,046.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $3,000,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2013.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through April 2014,

however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011. Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide our Company with sufficient funds to maintain its operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.  We cannot assure you that we will meet the conditions of the stock purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs. The Purchase Agreement expires in December 2013.

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

We expect that our cash used in operations will increase during 2013 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2012

Net cash used in operating activities was $2,368,462 for the year ended December 31, 2012, primarily attributable to the net loss of $4,556,538 adjusted by $291,326 in warrants issued for services,

$1,816,430 in options issued for services, $132,420 in common stock issued for services, $79,217 in depreciation expenses and patent amortization expenses, ($48,219) in prepaid expenses and ($83,098) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used in investing activities was $348,882 for the year ended December 31, 2012, consisting of consisting of $83,248 in cost for intangibles and $265,634 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $5,294,399 for the year ended December 31, 2012 and consisted of $4,849,999 proceeds from resale of common stock to an institutional investor and $444,400 from the exercise of options and warrants.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Item 9B.

Other Information

Not Applicable.

PART III

Item 10.

Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term as a Director

Thomas E. Zelibor	58	Chair of the Board of Directors; Chief Executive Officer	1 year
James S. Marcelli	65	Director; President; Chief Operating Officer	1 year
Louis C. Glasgow	66	Chief Technology Officer	---
Andrew J. Ashton	36	Director; Senior Vice President; Secretary	1 year
Terry Turpin	70	Optical Computing Guru(1)	---
Ross Fasick	79	Director	1 year
William C. Pickett, III	69	Director	1 year
Joseph A. Miller	71	Director	1 year
Ronald A Bucchi	57	Director	1 year

(1)

Optical Computing Guru is not an executive officer position, but our Company anticipates that Mr. Turpin’s expertise in optical computing and his respect in the optical computing community will significantly contribute to the development of our Company.

Business experience of directors, executive officers, and significant employees

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chief Executive Officer and Chair of the Board of Directors (executive) since May 2012. RADM Zelibor previously served as Non-Executive Chair of the Board of Directors of our Company since October 2011, and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. RADM Zelibor is in charge of the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company. RADM Zelibor has over twenty years of strategic planning and senior leadership experience. Since April 2011 Mr. Zelibor served as the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm. From July 2008 to April 2011, Mr. Zelibor served as the Chief Executive Officer and President of Flatirons Solutions Corp., a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Previously, from July 2006 to July 2008, RADM Zelibor, served as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development. Prior to that time, RADM Zelibor served in a number of positions, including as Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare,

Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command.

Mr. James S. Marcelli. Mr. Marcelli has served as an officer and director of our Company since August 2008. Since May 2012 Mr. Marcelli has served as our Company’s President and Chief Operating Officer. Previously, from August 2008 to April 2012, Mr. Marcelli served as our President and Chief Executive Officer. Mr. Marcelli is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation, and also serves as our Company’s principal financial officer. Since 2000, Mr. Marcelli has served as the president and chief executive officer of Marcelli Associates, a consulting company that offers senior management consulting, mentoring, and business development services to start-up and growth companies. Business segments Mr. Marcelli has worked with included an Internet networking gaming center, high speed custom gaming computers, high tech manufacturing businesses and business service companies.

Dr. Louis C. Glasgow has served as an officer of our Company since November 2011. Dr. Glasgow is our Chief Technology officer and is in charge of managing the development of the Company’s electro-optical and non-linear optical polymer technology platform for commercial usage. From November 2003 to June 2010, Dr. Glasgow worked at Corning, Inc. as the Director of Organic Technology. From June 1973 to December 2001, Dr. Glasgow worked at DuPont in various capacities, his last being Director of Innovation. Dr. Glasgow holds a B.S. degree in chemistry from the University of Illinois, a M.S. degree and Ph.D. in physical chemistry from the University of Wisconsin and a Post Doctoral degree in photochemistry from the Max Planck Institute.

Mr. Andrew J. Ashton.  Mr. Ashton has served as an officer and director of our Company since July 2004. Mr. Ashton has served as our Senior Vice president since April 2009. Since 2004, his assistance in the creation of the synthetic chemistry of our novel molecular architecture has been fundamental to our Company's success.  His current duties include the development of chemical synthesis, providing extensive analytical support and assisting with our Company's management goals. Mr. Ashton is a skilled computer scientist and organic chemist who began his career in 1998 at the Army Research Laboratory on the Aberdeen Proving Grounds where he helped to design and implement computer interfaces for fiberglass composite analysis.

Mr. Terry Turpin. Mr. Turpin has served as our Optical Computing expert since March 2008. Since October 2006, Mr. Turpin has been a member of the UMBC College of Natural Science and Mathematics Advisory Board. Until January 2007, when Northrop Grumman Space & Mission Systems Corp. acquired Essex Corporation, Mr. Turpin was a director of Essex Corporation. Mr. Turpin remained Senior Vice President and Chief Scientist for Essex Corporation after its acquisition until April 2007. Mr. Turpin was appointed as a director of Essex Corporation in January 1997 and became its Senior Vice President and Chief Scientist in 1996. He joined Essex Corporation through a merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983,   the National Securities Agency (NSA) employed Mr. Turpin. He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

Dr. Ross Fasick. Dr. Ross Fasick has served as a director of our Company since July 2008. Dr. Fasick has a broad spectrum of global business and chemistry experience that spans over thirty years. Dr. Fasick spent the early years of his career with DuPont as a research chemist primarily working with polymers and dyes. During his thirty year tenure at DuPont, Dr. Fasick held diverse positions ranging from manufacturing and business development to making divestitures and acquisitions. He served as both

President of DuPont’s Brazil division and Director of worldwide paint operations. He completed his DuPont career as Senior VP of Polymers and Automotive, a division that generates multi-billion dollar annual revenues.  Since his retirement, Dr. Fasick has remained an active board and committee member for private college and pre-college level institutions. Dr Fasick earned his Ph.D. in organic chemistry at the University of Delaware.

Mr. William C. Pickett, III. Mr. Pickett has served as a director of our Company since January 2008. Mr. Pickett enjoyed a 32 year career with E.I. DuPont de Nemours & Co., where he worked in numerous financial leadership positions, including serving from February 2002 to April 2004 as Chief Financial Officer of Invista, DuPont’s $7 billion man-made fibers company, which was ultimately sold to Koch Industries, Inc. From 2005 through 2011, Mr. Pickett served on the Board of Directors of the Ronald McDonald House of Delaware. He also served as Treasurer, was a member of the Executive Committee, and chaired the Finance Committee. He is currently a member of that organization's Finance Committee. Since 2004, Mr. Pickett has served on the Board of Trustees of Operation Warm, a not-for-profit organization, and chairs their Audit Committee. Mr. Pickett received his MBA from the Harvard Business School and a BA from Trinity College.

Dr. Joseph A. Miller, Jr.  Dr. Miller has served as a director of our Company since May 10, 2011.  From 2002 to May 2012, Dr. Miller served as Executive Vice President and Chief Technology Officer of Corning Incorporated, having joined Corning Incorporated in 2001 as Senior Vice President and Chief Technology Officer.  Prior to joining Corning Incorporated, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as Chief Technology Officer and Senior Vice President for Research and Development since 1994.  Dr. Miller began his career with DuPont in 1966.  Dr. Miller is a director of Greatbatch, Inc. and Dow Corning Corporation and holds a doctorate degree in Chemistry from Penn State University.

Mr. Ronald A. Bucchi. Mr. Bucchi has served as a director of our Company since June 11, 2012.  Mr. Bucchi is currently a self employed C.P.A. with a specialized practice that concentrates in CEO consulting, strategic planning, mergers, acquisitions, business sales and tax. He works with domestic and international companies. Mr. Bucchi is currently a member of the board of directors of First Connecticut Bancorp, Inc. (Farmington Bank) (FBNK:NASDAQ GM), serving on Asset Liability Committee, the Governance and Loan committees in addition to chairing the Audit committee. He is currently the Treasurer and a member of the Board of Directors of the Petit Family Foundation, Inc. He has served on numerous other community boards and is past Chairman of the Wheeler Clinic and the Wheeler YMCA. He is a member of the Connecticut Society of Certified Public Accountants, American Institute of Certified Public Accountants and the National Association of Corporate Directors. Mr. Bucchi is a graduate of the Harvard Business School Executive Education program with completed course studies in general board governance, audit and compensation and a graduate of Central Connecticut State University where he received his B.S. in Accounting.

The Board of Directors believes that each of the Directors named above has the necessary qualifications to be a member of the board of directors. Each Director has exhibited during his prior service as a director the ability to operate cohesively with the other members of the board of directors. Moreover, the Board of Directors believes that each director brings a strong background and skill set to the Board of Directors, giving the Board of Directors as a whole competence and experience in diverse areas, including corporate governance and board service, finance, management and industry experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

Our Company has adopted a Code of Ethics that applies to all of the Company’s employees, including its principal executive officer and principal accounting officer. A copy of our Code of Ethics is available for review on the “Investors” page of our Company’s website www.lightwavelogic.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on August 8, 2012.

Audit Committee

Our Company has in place a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our audit committee is governed by an audit committee charter, a current copy of which is available to security holders on our web site located at www.lightwavelogic.com.

Our audit committee has reviewed and discussed the audited financial statements with management and has discussed with its independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The audit committee has received the written disclosures and the letter from its independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with its independent accountant its independent accountant’s independence. Based on the review and discussions described above, the audit committee recommended that the audited financial statements be included in our Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Our audit committee is comprised of Ronald A. Bucchi, William C. Pickett, III, Joseph A Miller, Jr. and Ross Fasick. Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. Mr. Bucchi is an independent director, as defined below in Certain Relationships and Related Transactions, and Director Independence.

Item 11.

Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2012 and 2011.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Thomas E. Zelibor	2012	140,000	0	1,607	610,922	5,100	757,629
CEO, Chmn. of the Board (1)	2011	0	0	1,163	128,169	8,438	138,770

James S. Marcelli President, COO Director (2)	2012	200,000	0	0	347,243	0	547,243
	2011	200,000	0	0	364,122	0	564,122

Louis Glasgow	2012	86,588	0	0	26,304	0	112,892
Chief Technology Officer (3)	2011	17,333	0	0	4,384	0	21,717

1.

Mr. Zelibor has served as our Chief Executive Officer since May 1, 2012; and prior to that time, he served as a non-executive member of our Board of Directors. Pursuant to an employment agreement, effective May 1, 2012, Mr. Zelibor receives a salary of $17,500 per month and an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share.  The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012.  On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009.  On November 9, 2012 the options were extended to July 10, 2015.  On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share.  The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009.  On November 9, 2012 the options were extended to August 28, 2015.  On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011.  On December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share.  The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011.  The values described in column (e) reflect shares of common stock for services related to our Operation Committee prior to May 1, 2012, the values described in column (f) reflect vested Options and the values described in column (i) reflect consulting fees paid to Mr. Zelibor prior to May 1, 2012. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

2.

Mr. Marcelli served as our Chief Executive Officer and President from August 1, 2008 to April 30, 2012; and has served as our President and Chief Operating Officer since May 1, 2012. Pursuant to an employment agreement, effective August 1, 2010, and subsequently amended, Mr. Marcelli receives a salary of $16,667 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010. Pursuant to a previous employment agreement, Mr. Marcelli received, among other things, an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008.  On November 9, 2012 the options were extended to July 31, 2015.  Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

3.

Mr. Glasgow has served as our Chief Technology Officer since November 1, 2011. Pursuant to an employment agreement, effective November 1, 2011, Mr. Glasgow receives a salary of $8,667 per month and an option to purchase up to 150,000 shares of common stock at an exercise price of $0.63 per share.  The options vest quarterly over three years in equal installments of 12,500 shares per quarter beginning November 1, 2011.  Effective October 1, 2012, Mr. Glasgow’s employment agreement was amended to modify the salary amount to $500 per day. The values described in column (f) reflect vested options.

Other than as described above, at no time during the last fiscal year was any outstanding option otherwise modified or re-priced, and there was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise; except that our Company modified the option awards provided to its officers and directors pursuant to our 2007 Employee Stock Plan so that in the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

We grant stock awards and stock options to our executive officers based on their level of experience and contributions to our Company. The aggregate fair value of awards and options are computed in accordance with FASB ASC 718 and are reported in the Summary Compensation Table above in the columns (e) and (f).

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2012, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options(#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Thomas E. Zelibor CEO, Chairman of the Board(1)(4)	100,000	0	--	1.75	7/10/15	--	--	--	--
	150,000	0	--	1.42	8/28/15	--	--	--	--
	75,000	25,000		1.00	12/12/15	--	--	--	--
	125,000	125,000		1.01	12/19/16
	375,000	125,000		1.69	4/30/22

James S. Marcelli President, COO, Director(2)(4)	100,000	--	--	1.50	7/31/15	--	--	--	--
	1,050,000	--	--	1.75	7/31/15	--	--	--	--

Louis Glasgow Chief Technology Officer (3)(4)	50,000	100,000		0.63	10/31/16

(1)

On May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share.  The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012.  On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009.  On November 9, 2012 the options were extended to July 10, 2015.  On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share.  The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009.  On November 9, 2012 the options were extended to August 28, 2015.  On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011.  On

December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share.  The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011.

(2)

On August 1, 2008 Mr. Marcelli received an option to purchase up to 1,050,000 shares of company common stock. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008.  On August 1, 2010, Mr. Marcelli received an option to purchase up to 100,000 shares of company common stock. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010.   On November 9, 2012 the options were extended to July 31, 2015.

(3)

On November 1, 2011 Mr. Glasgow received an option to purchase up to 150,000 shares of company common stock. The options vest quarterly over three years in equal installments of 12,500 shares per quarter beginning November 1, 2011.

(4)

 In the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James S. Marcelli (1)	--	--	--	--	--	--	--

Andrew J. Ashton (1)	--	--	--	--	--	--	--

Ross Fasick (2)	--	--	--	--	--	--	--

William C. Pickett, III (3)	--	--	--	--	--	--	--

Thomas E. Zelibor (4)	$ 5,100	1,607	613,805	--	--	--	620,512

Joseph A. Miller (5)	--	--	--	--	--	--	--

Ronald A. Bucchi, (6)	--		145,150	--	--	--	145,150

(1)

Serves as an executive officer and a director but receives no additional compensation for serving as a director.

(2)

On July 21, 2008, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 21, 2009.  On November 9, 2012 the options were extended to July 20, 2015.  On August 29, 2008, Mr. Fasick received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On November 9, 2012 the options were extended to August 23, 2015.  On December 13, 2010, Mr. Fasick received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.

(3)

On January 8, 2008, Mr. Pickett received an option to purchase up to 100,000 shares of company stock at an exercise price of $.72 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on January 8, 2009. On November 9, 2012 the options were extended to January 8, 2015.  On August 29, 2008, Mr. Pickett received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 137,500 shares vest immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On November 9, 2012 the options were extended to August 28, 2015.  Mr. Pickett was awarded 250,000 options instead of 150,000 options on August 29, 2008 in recognition of the additional assistance he provided to the Company during his initial tenure as a director.  On December 13, 2010, Mr. Pickett received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.

(4)

On July 11, 2008, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.75 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on July 11, 2009. On November 9, 2012 the options were extended to July 10, 2015.  On August 29, 2008, Mr. Zelibor received an option to purchase up to 150,000 shares of company stock at an exercise price of $1.42 that vest pursuant to the following schedule: 37,500 shares vested immediately and 37,500 shares vest at the end of every 12 month period commencing August 29, 2008.  On November 9, 2012 the options were extended to August 28, 2015.  On December 13, 2010, Mr. Zelibor received an option to purchase up to 100,000 shares of company stock at an exercise price of $1.00 that vest pursuant to the following schedule: 25,000 shares vest immediately and 25,000 shares vest at the end of every 12 month period commencing November 4, 2010.  On December 19, 2011, Mr. Zelibor received an option to purchase up to 250,000 shares of company stock at an exercise price of $1.01 that vest pursuant to the following schedule: 62,500 shares vest immediately and 62,500 shares vest at the end of every 12 month period commencing December 19, 2012.  On February 22, 2012 Mr. Zelibor received 1,406 shares of common stock.   On May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of company stock at an exercise price of $1.30 that vest pursuant to the following schedule: 125,000 shares vest immediately and 125,000 shares vest at the end of every 3 month period commencing August 1, 2012. The May 1, 2012 option was issued for serving as an executive officer and a director. Since his appointment as Chief Executive Officer on May 1, 2012, Mr. Zelibor receives no additional compensation for serving as a director. The $5,100 cash payment reflects consulting fees paid to Mr. Zelibor prior to May 1, 2012.

(5)

On May 10, 2011, Mr. Miller received an option to purchase up to 200,000 shares of company stock at an exercise price of $1.12 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 10, 2012.

(6)

On June 11, 2012, Mr. Bucchi received an option to purchase up to 200,000 shares of company stock at an exercise price of $0.90 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on June 11, 2013.

In the event of a change in control of our Company, all of the above person’s options become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2013, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership		% of Class Owned (6)
Frederick J. Goetz, Jr. (2)	2,857,298	(4)	5.59%

Frederick J. Goetz (2)(3)	6,390,580	(4)(5)	12.51%

Mary Goetz (2)	6,390,580	(4)(5)	12.51%

Andrew J. Ashton	2,981,667	(4)	5.84%

(1)

In care of our Company at 111 Ruthar Drive, Newark, Delaware 19711.

(2)

Frederick J. Goetz (deceased) and Mary Goetz were Husband and wife, and Frederick J. Goetz, Jr. is their son.

(3)

Frederick J. Goetz (deceased) is the record holder of the shares. To our best knowledge, as of the date hereof, Jennifer Goetz is the Administer of the Estate of Frederick J. Goetz.

(4)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(5)

Consists of (i) 3,349,654 shares of common stock owned of record by Frederick J. Goetz (deceased); and (ii) 3,040,926 shares of common stock owned by Mary Goetz.

(6)

Based on 51,085,228 shares of common stock outstanding on March 27, 2013. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 27, 2013, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)

Thomas E. Zelibor Chief Executive Officer, Principal Executive Officer and Chmn. of the Board of Directors	993,424	(5)	1.94%

James S. Marcelli President, Chief Operating Officer, Principal Financial Officer and Director	1,390,000	(6)	2.72%

Andrew J. Ashton Senior Vice President, Secretary, and Director	2,981,667		5.84%

Louis C. Glasgow Chief Technology officer	75,000	(7)	*

Ross Fasick Director	604,000	(8)	1.18%

William C. Pickett, III Director	446,000	(9)	*

Joseph A. Miller, Jr. Director	150,000	(10)	*

Ronald A. Bucchi Director	210,600	(11)	*

Directors and Officers as a Group (8 Persons):	6,850,691		13.41%

* Less than 1%.

(1)

In care of our Company at 111 Ruthar Drive, Newark, Delaware 19711.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 27, 2013.

(3)

Based on 51,085,228 shares of common stock outstanding on March 27, 2013. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 27, 2013, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 43,424 shares of common stock and an option to purchase up to 950,000 shares of common stock exercisable within 60 days from March 27, 2013.

(6)

Consists of 240,000 shares of common stock and an option to purchase up to 1,150,000 shares of common stock exercisable within 60 days from March 27, 2013.

(7)

Consists of an option to purchase up to 75,000 shares of common stock exercisable within 60 days from March 27, 2013.

(8)

Consists of 279,000 shares of common stock and an option to purchase up to 325,000 shares of common stock exercisable within 60 days from March 27, 2013.

(9)

Consists of 21,000 shares of common stock and an option to purchase up to 425,000 shares of common stock exercisable within 60 days from March 27, 2013.

(10)

Consists of an option to purchase up to 150,000 shares of common stock exercisable within 60 days from March 27, 2013.

(11)

Consists of 160,600 shares of common stock and an option to purchase up to 50,000 shares of common stock exercisable within 60 days from March 27, 2013.  Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

No related party transaction was required to be reported under this Item 13.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 of the listing standards of the NYSE Amex and has affirmatively determined that four of our directors, Ross Fasick, William C. Pickett, III, Joseph A. Miller, Jr. and Ronald A. Bucchi, are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities. Three members of our Board of Directors, Thomas E. Zelibor, James S. Marcelli and Andrew J. Ashton, are not are independent directors pursuant to the standards described above. Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $48,800 for the year ended December 31, 2012; and $49,000 for the year ended December 31, 2011.

Audit-Related Fees.

Fees billed for the years ended December 31, 2012 and December 31, 2011 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2012 and $0 for the year ended December 31, 2011.

Tax Fees.

Fees billed for the year ended December 31, 2012 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2011 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2012 and December 31, 2011 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for year ended December 31, 2012 and $1,300 for the year ended December 31, 2011 (for S-1 filing review).

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2012 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.

Exhibits And Financial Statement Schedules

(a)

The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)

The following exhibits are filed as part of this report.

3.1	Articles of Incorporation (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
3.3	Bylaws (incorporated by reference to Company’s Form 10-SB filed April 13, 2007).
10.1	Employment Agreement – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed August 5, 2008).
10.2	Employment Agreement Renewal – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed June 22, 2010).
10.3	Employment Agreement Renewal and Amendment – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed May 3, 2012).
10.4	Employment Agreement Amendment – James S. Marcelli (incorporated by reference to the Company’s Form 8-K filed May 24, 2012).

10.5	Employment Agreement – Thomas E. Zelibor (incorporated by reference to the Company’s Form 8-K filed May 3, 2012).
10.6	Employee Agreement – Louis Glasgow (incorporated by reference to the Company’s Form 8-K filed November 7, 2011).
10.7	Employee Agreement Amendment – Louis Glasgow (incorporated by reference to the Company’s Form 8-K filed December 31, 2012).
10.8	Director Agreement – Ronald A. Bucchi (incorporated by reference to the Company’s Form 8-K filed June 14, 2012).
10.9	2007 Employee Stock Plan (incorporated by reference to Company’s Definitive Schedule 14C Information Statement filed on February 19, 2008).
10.10	2007 Employee Stock Plan Amendment (incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement filed on June 16, 2010).
10.11	2007 Employee Stock Plan Amendment (incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement filed on August 8, 2012).
14.1	Code of Ethics and Business Conduct
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company (included herein).
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company (included herein).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company (included herein).
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company (included herein).
101 *	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.
Registrant By: /s/ Thomas E. Zelibor Thomas E. Zelibor, Chief Executive Officer (Principal Executive Officer)
Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas E. Zelibor
Thomas E. Zelibor	Chief Executive Officer, (Principal Executive Officer) Chmn. of the Board of Directors	April 1, 2013

/s/James S. Marcelli
James S. Marcelli	President, Chief Operating Officer, (Principal Financial Officer) Director	April 1, 2013

/s/Andrew J. Ashton
Andrew J. Ashton	Senior Vice President & Secretary, Director	April 1, 2013

/s/Ross Fasick
Ross Fasick	Director	April 1, 2013
/s/William C. Pickett, III
William C. Pickett, III	Director	April 1, 2013

/s/Joseph A. Miller
Joseph A. Miller	Director	April 1, 2013

/s/Ronald A. Bucchi
Ronald A. Bucchi	Director	April 1, 2013

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4 – F-9

STATEMENTS OF CASH FLOWS	F-10 – F-11

NOTES TO FINANCIAL STATEMENTS	F-12 – F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Wilmington, Delaware

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2012.  Lightwave Logic, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2012 and 2011 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

April 1, 2013

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,936,879	$ 359,824
Prepaid expenses	89,975	41,756
	3,026,854	401,580

PROPERTY AND EQUIPMENT - NET	300,994	88,751

OTHER ASSETS
Intangible assets - net	488,526	431,104

TOTAL ASSETS	$ 3,816,374	$ 921,435

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 96,384	$ 139,833
Accounts payable and accrued expenses- related parties	55,606	70,216
Accrued expenses	3,338	28,377

TOTAL LIABILITIES	155,328	238,426

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized
No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized
50,160,758 and 45,337,092 issued and outstanding at
December 31, 2012 and December 31, 2011	50,161	45,337
Additional paid-in-capital	32,042,751	24,513,000
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(28,416,039)	(23,859,501)

TOTAL STOCKHOLDERS' EQUITY	3,661,046	683,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,816,374	$ 921,435

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2012

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2012	December 31, 2011

NET SALES	$ 3,200	$ -	$ -

COST AND EXPENSE
Research and development	13,154,188	2,489,747	1,682,557
General and administrative	14,921,567	1,936,417	1,633,786
	28,075,755	4,426,164	3,316,343

LOSS FROM OPERATIONS	(28,072,555)	(4,426,164)	(3,316,343)

OTHER INCOME (EXPENSE)
Interest income	31,046	548	375
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Commitment fee and interest expense	(333,129)	(130,922)	(166,654)

NET LOSS	$ (28,416,039)	$ (4,556,538)	$ (3,482,622)

Basic and Diluted Loss per Share		$ (0.09)	$ (0.08)

Basic and Diluted Weighted Average Number of Shares		48,778,783	44,386,149

The accompanying notes are an integral part of these financial statements.

‘

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2012

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

ENDING BALANCE AT DECEMBER 31, 2003	100	$1	$-	$-	$-	$-	$(15,827)	$-	$(15,826)

Retroactive recapitalization upon reverse acquisition	706,973	706	(706)	-	-	-	-	-	-

BALANCE AT JANUARY 1, 2004	707,073	707	(706)	-	-	-	(15,827)	-	(15,826)

Common stock issued to founders	13,292,927	13,293	(13,293)	-	-	-	-	-	-
Common stock issued for future services in July 2004 at $0.16/share	1,600,000	1,600	254,400	-	-	-	-	-	256,000
Common stock issued at merger	2,000,000	2,000	(2,000)	-	-	-	-	-	-
Common stock issued for future services in August 2004 at $0.12/share	637,500	638	74,362	-	-	-	-	-	75,000
Conversion of note payable in December 2004 at $0.16/share	187,500	187	29,813	-	-	-	-	-	30,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	-	(722,146)	(722,146)

BALANCE AT DECEMBER 31, 2004	18,425,000	18,425	342,576	-	-	-	(15,827)	(722,146)	(376,972)

Common stock issued in private placement in April 2005 at $0.25/share	4,000,000	4,000	996,000	-	-	-	-	-	1,000,000
Conversion of notes payable in May 2005 at $0.16/share	3,118,750	3,119	495,881	-	-	-	-	-	499,000
Subscription receivable	-	-	-	(6,500)	-	-	-	-	(6,500)
Common stock issued for future services in August 2005, valued at $2.79/share	210,000	210	585,290	-	-	-	-	-	585,500
Common stock issued for future services in August 2005, valued at $2.92/share	200,000	200	583,800	-	-	-	-	-	584,000
Warrants issued for services in May 2005, vested during 2005, valued at $1.13/share	-	-	37,000	-	-	-	-	-	37,000
Warrants issued for services in September 2005, vested during 2005, valued at $1.45/share	-	-	24,200	-	-	-	-	-	24,200
Warrants issued for services in October 2005, vested during 2005, valued at $0.53/share	-	-	15,900	-	-	-	-	-	15,900
Warrants issued for future services in December 2005, vested during 2005, valued at $1.45/share	-	-	435,060	-	-	-	-	-	435,060
Deferred charges for common stock issued for future services in August 2005, valued at $2.92/share	-	-	-	-	(584,000)	-	-	-	(584,000)
Amortization of deferred charges	-	-	-	-	265,455	-	-	-	265,455
Exercise of warrants in December 2005 at $0.25/share	300,000	300	74,700	-	-	-	-	-	75,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(1,721,765)	(1,721,765)

BALANCE AT DECEMBER 31, 2005	26,253,750	26,254	3,590,407	(6,500)	(318,545)	-	(15,827)	(2,443,911)	831,878

Common stock issued in private placement during 2006 at $0.50/share	850,000	850	424,150	-	-	-	-	-	425,000
Common stock issued for future services in February 2006, valued at $0.90/share	300,000	300	269,700	-	-	-	-	-	270,000
Common stock issued for future services in May 2006, valued at $1.55/share	400,000	400	619,600	-	-	-	-	-	620,000
Common stock issued for future services in June 2006, valued at $1.45/share	25,000	25	36,225	-	-	-	-	-	36,250
Common stock issued for future services in November 2006, valued at $0.49/share	60,000	60	29,340	-	-	-	-	-	29,400
Warrants issued for services in September 2005, vested during 2006, valued at $1.45/share	-	-	66,500	-	-	-	-	-	-
Warrants issued for future services in June 2006, vested during 2006, valued at $1.55/share	-	-	465,996	-	-	-	-	-	-
Options issued for services in February 2006, vested during 2006, valued at $1.01/share	-	-	428,888	-	-	-	-	-	-
Contributed capital related to accrued interest	-	-	35,624	-	-	-	-	-	35,624
Subscription receivable	-	-	-	6,500	-	-	-	-	6,500
Amortization of deferred charges	-	-	-	-	318,545	-	-	-	318,545
Unrealized gain (loss) on securities	-	-	-	-	-	(26,000)	-	-	(26,000)
Net loss for the year ending December 31, 2006	-	-	-	-	-		-	(2,933,809)	(2,933,809)

BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2012 (CONTINUED)

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	$(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012 (CONTINUED)

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2008	35,911,156	$ 35,911	$ 14,196,060	$ (12,500)	$ (55,330)	$ -	$ (15,827)	$ (13,941,776)	$ 206,538

Rights to purchase shares issued in January 2009, vested during 2009, valued at $0.33/share	-	-	132,058	-	-	-	-	-	132,058
Common stock issued for services in January 2009, valued at $0.58/share	100,000	100	57,900	-	-	-	-	-	58,000
Common stock issued for services & settlement for accounts payable January 2009 valued at $0.25/share	100,000	100	24,900	-	-	-	-	-	25,000
Exercise of purchase right agreement in January 2009 at $0.25/share	180,550	181	44,957	-	-	-	-	-	45,138
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	1,279,336	1,279	318,555			-			319,834
Exercise of warrants at $0.001/share	400,000	400	-	-	-	-	-	-	400
Exercise of warrants at $1.00/share	355,000	355	354,645			-			355,000
Options issued for services in November 2007, vested during 2009, valued at $0.60/share	-	-	199,234	-	-	-	-	-	199,234
Options issued for services in January 2008, vested during 2009, valued at $0.60/share	-	-	13,583	-	-	-	-	-	13,583
Options issued for services in July 2008, vested during 2009, valued at $1.48/share	-	-	67,838	-	-	-	-	-	67,838
Options issued for services in August 2008, vested during 2009, valued at $1.36/share	-	-	623,246	-	-	-	-	-	623,246
Options issued for services in November 2008, vested during 2009, valued at $0.50/share	-	-	61,346	-	-	-	-	-	61,346
Options issued for services in January 2009, vested during 2009, valued at $0.53/share	-	-	13,136	-	-	-	-	-	13,136
Options issued for services in February 2009, vested during 2009, valued at $0.38/share	-	-	9,583	-	-	-	-	-	9,583
Options issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	21,085	-	-	-	-	-	21,085
Warrants issued for services in June 2009, vested during 2009, valued at $0.85/share	-	-	177,881	-	-	-	-	-	177,881
Contribution of accrued payroll in February 2009	-	-	52,129	-	-	-	-	-	52,129
Amortization of deferred charges	-	-	-	-	55,330	-	-	-	55,330
Payment for the issuance of common stock	-	-	-	12,500	-	-	-	-	12,500
Common stock issued for services in June 2009, valued at $0.34/share	116,000	116	39,884	-	-	-	-	-	40,000
Common stock issued for services & settlement for accounts payable June 2009 valued at $0.34/share	145,000	145	49,855	-	-	-	-	-	50,000
Common stock issued in private placement during June 2009 at $0.34/share	2,479,500	2,480	852,520	-	-	-	-	-	855,000
Common stock issued for services in July 2009, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Net loss for the year ending December 31, 2009	-	-	-	-	-	-	-	(2,721,871)	(2,721,871)

BALANCE AT December 31, 2009	41,166,542	41,167	17,385,295	-	-	-	(15,827)	(16,663,647)	746,988
						-
Options issued for services in November 2007, vested during 2010, valued at $0.60/share	-	-	174,866	-	-		-	-	174,866
Options issued for services in January 2008, vested during 2010, valued at $0.60/share	-	-	14,873	-	-	-	-	-	14,873
Options issued for services in July 2008, vested during 2010, valued at $1.48/share	-	-	74,061	-	-	-	-	-	74,061
Options issued for services in August 2008, vested during 2010, valued at $1.36/share	-	-	643,812	-	-	-	-	-	643,812
Options issued for services in November 2008, vested during 2010, valued at $0.50/share	-	-	31,478	-	-	-	-	-	31,478
Warrants issued for services in June 2009, vested during 2010, valued at $0.85/share	-	-	213,459	-	-	-	-	-	213,459
Warrants issued for services in January 2010, vested during 2010, valued at $1.83/share			580,167			-			580,167
Warrants issued for services in March 2010, vested during 2010, valued at $1.86/share	-	-	214,063	-	-	-	-	-	214,063
Options issued for services in August 2010, vested during 2010, valued at $1.31/share	-	-	27,434	-	-	-	-	-	27,434
Options issued for services in December 2010, vested during 2010, valued at $1.14/share	-	-	286,002	-	-	-	-	-	286,002
Exercise of warrants at $0.25/share	947,200	947	235,853	-	-	-	-	-	236,800
Exercise of options at $0.25/share	15,000	15	3,735	-	-	-	-	-	3,750
Exercise of warrants at $0.345/share	10,000	10	3,440	-	-	-	-	-	3,450
Exercise of warrants at $0.50/share	25,000	25	12,475	-	-	-	-	-	12,500
Exercise of warrants at $1.00/share	282,500	283	282,218	-	-	-	-	-	282,500
Common stock issued in private placement during 2010 at $1.00/share	1,500,000	1,500	1,498,500	-	-	-	-	-	1,500,000
Common stock issued for services in August 2010, valued at $1.25/share	4,800	4	5,996	-	-	-	-	-	6,000
Common stock issued for services in November 2010, valued at $0.93/share	5,000	5	4,645	-	-	-	-	-	4,650
Common stock issued for services in December 2010, valued at $01.20/share	10,000	10	11,990	-	-	-	-	-	12,000
Net loss for the year ending December 31, 2010	-	-	-	-	-	-	-	-	(3,713,232)

BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012 (CONTINUED)

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2011	45,337,092	$ 45,337	$ 24,513,000	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 683,009

Common stock issued to institutional investor, valued at $1.013/share	197,433	198	199,802	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.64/share	3,017	3	4,945	-	-	-	-	-	4,948
Common stock issued to institutional investor, valued at $1.197/share	167,084	167	199,832	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.67/share	3,017	3	5,035	-	-	-	-	-	5,038
Common stock issued to institutional investor, valued at $1.58/share	316,455	317	499,682	-	-	-	-	-	499,999
Common stock issued for additional commitment shares, valued at $2.87/share	7,542	7	21,638	-	-	-	-	-	21,645
Common stock issued to institutional investor, valued at $1.66/share	120,482	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.97/share	3,017	3	5,940	-	-	-	-	-	5,943
Common stock issued to institutional investor, valued at $1.897/share	158,144	158	299,841	-	-	-	-	-	299,999
Common stock issued for additional commitment shares, valued at $2.60/share	4,525	5	11,760	-	-	-	-	-	11,765
Common stock issued to institutional investor, valued at $2.073/share	96,479	97	199,904	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.64/share	3,017	3	7,962	-	-	-	-	-	7,965
Common stock issued to institutional investor, valued at $2.19/share	91,324	92	199,908	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $2.23/share	3,017	3	6,725	-	-	-	-	-	6,728
Common stock issued to institutional investor, valued at $1.68/share	119,048	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.80/share	3,017	3	5,428	-	-	-	-	-	5,431
Common stock issued to institutional investor, valued at $1.81/share	220,994	221	399,778	-	-	-	-	-	399,999
Common stock issued for additional commitment shares, valued at $1.88/share	3,017	3	5,669	-	-	-	-	-	5,672
Common stock issued for additional commitment shares, valued at $1.92/share	3,017	3	5,790	-	-	-	-	-	5,793
Common stock issued to institutional investor, valued at $1.53/share	130,719	131	199,870	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.60/share	3,017	3	4,824	-	-	-	-	-	4,827
Common stock issued to institutional investor, valued at $1.667/share	119,976	120	199,880	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.93/share	3,017	3	5,820	-	-	-	-	-	5,823
Common stock issued to institutional investor, valued at $1.51/share	132,450	132	199,867	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.70/share	6,034	6	10,252	-	-	-	-	-	10,258
Common stock issued to institutional investor, valued at $1.677/share	119,261	119	199,882	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.13/share	176,991	177	199,823	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.1267/share	177,510	178	199,823	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $1.28/share	3,017	3	3,859	-	-	-	-	-	3,862
Common stock issued to institutional investor, valued at $1.107/share	180,668	180	199,820	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.18/share	3,017	3	3,557	-	-	-	-	-	3,560
Common stock issued to institutional investor, valued at $1.10/share	181,818	182	199,818	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.08/share	3,017	3	3,255	-	-	-	-	-	3,258
Common stock issued to institutional investor, valued at $1.063/share	188,147	188	199,812	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.09/share	3,017	3	3,286	-	-	-	-	-	3,289
Common stock issued to institutional investor, valued at $1.02/share	196,078	196	199,803	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.04/share	1,508	2	1,566	-	-	-	-	-	1,568
Common stock issued to institutional investor, valued at $1.02/share	98,039	98	99,902	-	-	-	-	-	100,000
Common stock issued for additional commitment shares, valued at $1.10/share	2,262	2	2,486	-	-	-	-	-	2,488
Common stock issued to institutional investor, valued at $1.00/share	350,000	350	349,650	-	-	-	-	-	350,000
Common stock issued for additional commitment shares, valued at $1.00/share	3,017	3	3,014	-	-	-	-	-	3,017

Subtotal	48,949,352	$ 48,950	$ 29,490,199	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 5,663,821

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012 (CONTINUED)

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

Subtotal	48,949,352	$ 48,950	$ 29,490,199	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 5,663,821

Exercise of options at $0.65/share	250,000	250	162,250	-	-	-	-	-	162,500
Exercise of warrants at $1.25/share	40,000	40	49,960	-	-	-	-	-	50,000
Exercise of warrants at $0.34/share	20,000	20	6,880	-	-	-	-	-	6,900
Exercise of warrants at $0.25/share	900,000	900	224,100						225,000
Common stock issued for services in October 2011 through January 2012, valued at $0.65/share to $2.70/share	1,406	1	1,606	-	-	-	-	-	1,607
Options issued for services in August 2010, vested during 2012, valued at $1.31/share	-	-	38,194	-	-	-	-	-	38,194
Options issued for services in December 2010, vested during 2012, valued at $1.14/share	-	-	85,290	-	-	-	-	-	85,290
Warrants issued for services in April 2011, vested during 2012, valued at $0.98/share	-	-	36,605	-	-	-	-	-	36,605
Options issued for services in May 2011, vested during 2012, valued at $0.97/share	-	-	48,510	-	-	-	-	-	48,510
Options issued for services in August 2011, vested during 2012, valued at $0.82/share	-	-	41,156	-	-	-	-	-	41,156
Options issued for services in November 2011, vested during 2012, valued at $0.53/share	-	-	26,304	-	-	-	-	-	26,304
Options issued for services in December 2011, vested during 2012, valued at $0.82/share	-	-	51,392	-	-	-	-	-	51,392
Warrants issued for services in December 2011, vested during 2012, valued at $1.05/share	-	-	157,127	-	-	-	-	-	157,127
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	139,755	-	-	-	-	-	139,755
Options issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	42,227	-	-	-	-	-	42,227
Warrants issued for services in March 2012, vested during 2012, valued at $1.37/share	-	-	13,709	-	-	-	-	-	13,709
Options issued for services in May 2012, vested during 2012, valued at $1.23/share	-	-	462,455	-	-	-	-	-	462,455
Warrants issued for services in May 2012, vested during 2012, valued at $0.97/share	-	-	55,648	-	-	-	-	-	55,648
Options issued for services in June 2012, vested during 2012, valued at $0.73/share	-	-	56,568	-	-	-	-	-	56,568
Options issued for services in August 2012, vested during 2012, valued at $0.74/share	-	-	15,611	-	-	-	-	-	15,611
Options issued for services in August 2012, vested during 2012, valued at $0.75/share	-	-	7,137	-	-	-	-	-	7,137
Warrants issued for services in December 2012, vested during 2012, valued at $0.78/share	-	-	28,237	-	-	-	-	-	28,237
Options extended for services in November 2012, vested during 2012, valued at $0.27/share	-	-	266,710	-	-	-	-	-	266,710
Options extended for services in November 2012, vested during 2012, valued at $0.25/share	-	-	25,420	-	-	-	-	-	25,420
Options extended for services in November 2012, vested during 2012, valued at $0.24/share	-	-	60,283	-	-	-	-	-	60,283
Options extended for services in November 2012, vested during 2012, valued at $0.29/share	-	-	309,049	-	-	-	-	-	309,049
Options extended for services in November 2012, vested during 2012, valued at $0.29/share	-	-	29,375	-	-	-	-	-	29,375
Options extended for services in November 2012, vested during 2012, valued at $0.26/share	-	-	39,270	-	-	-	-	-	39,270
Options extended for services in November 2012, vested during 2012, valued at $0.30/share	-	-	29,529	-	-	-	-	-	29,529
Options extended for services in November 2012, vested during 2012, valued at $0.28/share	-	-	42,195	-	-	-	-	-	42,195
Net loss for the year ending December 31, 2012	-	-	-	-	-	-	-	(4,556,538)	(4,556,538)

BALANCE AT DECEMBER 31, 2012	50,160,758	$ 50,161	$ 32,042,751	$ -	$ -	$ -	$ (15,827)	$ (28,416,039)	$ 3,661,046

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW
FOR YEARS ENDING DECEMBER 31, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (28,416,039)	$ (4,556,538)	$ (3,482,622)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	4,058,773	291,326	519,441
Stock options issued for services	6,789,808	1,816,430	882,640
Common stock issued for services and fees	1,456,291	132,420	207,929
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	222,644	79,217	35,394
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(89,975)	(48,219)	32,433
Increase (decrease) in liabilities
Accounts payable	229,299	(43,449)	83,374
Accounts payable and accrued expenses- related parties	9,768	(14,610)	14,618
Accrued expenses	35,790	(25,039)	24,422

Net cash used in operating activities	(11,139,136)	(2,368,462)	(1,682,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(523,035)	(83,248)	(93,778)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(451,879)	(265,634)	(17,894)

Net cash used in provided by investing activities	(871,003)	(348,882)	(111,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	1,000,000
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,021,404	444,400	-
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	5,049,999	4,849,999	200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	14,941,660	5,294,399	1,200,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,931,521	2,577,055	(594,043)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	359,824	953,867

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 2,936,879	$ 2,936,879	$ 359,824

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW
FOR YEARS ENDING DECEMBER 31, 2012 AND 2011 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

DECEMBER 31, 2012

	Cumulative	For the	For the
	Since	Year Ending	Year Ending
	Inception	December 31, 2012	December 31, 2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,341	$ 109	$ 288

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -

Warrants issued in exchange for deferred charges	$ 1,581,056	$ -	$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 210,001	$ -	$ -

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2012, the Company did not have deposits with a financial institution that exceed the FDIC deposit insurance coverage.

Property and Equipment

Equipment is stated at cost.  Depreciation is principally provided by use of straight-line methods for financial and tax reporting purposes over the estimated useful lives of the assets, generally 5 years.   When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Income Statement.

Intangible Assets

Definite-lived intangible assets are stated at cost.  Patents are amortized over their estimated useful lives, generally 20 years.  When certain patent applications are abandoned by the Company for claims that are covered by patents already granted to the Company, the cost of patent applications and accumulated amortization are removed from the accounts and the resulting expense is reflected in the Income Statement.

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

DECEMBER 31, 2012

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

Recently Adopted Accounting Pronouncements

As of December 31, 2012 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

The Company currently has a cash position of approximately $3,300,000.  Based upon the current cash position and expenditures of approximately $250,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through April 2014.  In May 2011, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $13,950,003.  The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.  Additional funding may also be provided by the exercise of outstanding warrants of up to approximately $1,500,000 through September 2013.  With additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes the Company’s initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31, 2012	December 31, 2011

Office equipment	$ 12,741	$ 12,816
Lab equipment	388,521	169,028
Furniture	4,061	3,494
Leasehold improvements	28,134	5,368
	433,457	190,706
Less: Accumulated depreciation	132,463	101,955

	$ 300,994	$ 88,751

Depreciation expense for the years ending December 31, 2012 and 2011 was $53,391 and $26,711.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications.  The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over its legal life of 20 years and Chromophore patent granted by the Australian Patent Office in November 2012 which is amortized over its legal life of 20 years.  Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company.  Patent applications abandoned have been written off at full capitalized cost.  No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.  Once the patents are granted, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	December 31, 2012	December 31, 2011

Patents	$ 509,360	$ 439,787
Less: Accumulated amortization	20,834	8,683

	$ 488,526	$ 431,104

Amortization expense for the years ending December 31, 2012 and 2011 was $12,151 and $8,683.  Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the years ending December 31, 2012 and 2011 were $13,675 and $0.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 5 – COMMITMENTS

The Company is obligated under operating leases for laboratory space expiring June 2013 and April 2014.

Aggregate minimum future lease payments under the operating leases are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2013	$ 74,194
2014	23,276

Rent expense approximating $53,563 and $9,910 is included in research and development expenses for the years ended December 31, 2012 and 2011.

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2012	2011

Current	$ (1,563,000)	$ (895,000)
Deferred	(576,000)	(602,000)
Change in valuation allowance	2,139,000	1,497,000

	$ -	$ -

The reconciliation of the statutory federal rate to the Company’s effective Income tax rate is as follows:

	2012		2011

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$ (1,549,000)	(34)	$ (1,184,000)	(34)
State tax, net of federal tax effect	(410,000)	(9)	(313,000)	(9)
Non-deductible share-based compensation	(180,000)	(4)	-	-
Change in valuation allowance	2,139,000	47	1,497,000	43

	$ -	-	$ -	-

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 6 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2012, and December 31, 2011 are as follows:

	2012	2011

Deferred tax asset for NOL carryforwards	$ 8,647,000	$ 7,084,000
Share-based compensation	2,966,000	2,390,000
Accrued expenses	17,000	17,000
Valuation allowance	(11,630,000)	(9,491,000)

	$ -	$ -

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $11,630,000 and $9,491,000, respectively. The change in the total valuation for the years ended December 31, 2012 and 2011 was an increase of $2,139,000 and $1,497,000, respectively.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2012, the Company had net operating loss carry forwards of approximately $20,100,000, expiring through the year ending December 31, 2032.  This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2012, the Company had no unrecognized tax benefits and no charge during 2012, and accordingly, the Company did not recognize any interest or penalties during 2012 related to unrecognized tax benefits.  There is no accrual for uncertain tax positions as of December 31, 2012.

The Company files U.S. income tax returns and a state income tax return.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

DECEMBER 31, 2012

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

DECEMBER 31, 2012

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

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share.  The options were valued at $1,045,077 using the Black-Scholes Option Pricing Formula.  The options expire in 5 years with 146,000 shares vesting each quarter from date of grant.  During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. In November 2012, the remaining options were extended to November 2014.  The option extensions were valued at $266,710 using the Black-Scholes Option Pricing Formula and vest immediately.  The options are expensed over the vesting terms.  The consulting expense recognized during 2011, 2010, 2009, 2008 and 2007 is $0, $174,866, $199,233, $286,803 and $41,653.  For the year ending December 31, 2012 and 2011, the Company  recognized $266,710 and $0 of expense.  The options are still outstanding as of December 31, 2012.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share.  The option was valued at $59,490, fair value, using the Black-Scholes Option Pricing Formula vesting 25,000 immediately and the remaining in annual equal installments of 25,000.  In November 2012, the option was extended to January 2015.  The option extension was valued at $25,420 using the Black-Scholes Option Pricing Formula and vest immediately.  The option is expensed over the vesting terms.  The expense recognized during 2011, 2010, 2009 and 2008 is $285, $14,873, $13,582 and $30,750.  For the year ending December 31, 2012 and 2011, the Company recognized $25,420 and $285 of expense.  The option is still outstanding as of December 31, 2012.

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

DECEMBER 31, 2012

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense. The warrant is still outstanding as of December 31, 2012.

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan. Using the Black-Scholes Option Pricing Formula, the options were valued at $296,247, fair value, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  In November 2012, the option was extended to July 2015.  The option extension was valued at $58,904 using the Black-Scholes Option Pricing Formula and vest immediately.  The expense is being recognized based on vesting terms over a three year period.  The expense recognized during 2011, 2010, 2009 and 2008 is $39,829, $74,061, $67,840 and $114,519.  For the year ending December 31, 2012 and 2011, the Company recognized $58,904 and $39,829 of expense.  The options are still outstanding as of December 31, 2012.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. The options were valued at $2,176,201, fair value, using the Black-Scholes Option Pricing Formula.  In November 2012, the options were extended to August 2015 and July 2015, respectively.  The option extensions were valued at $450,797 using the Black-Scholes Option Pricing Formula and vest immediately.  The options are expensed over the vesting terms.  The expense recognized during 2011, 2010, 2009 and 2008 is $383,881, $643,812, $623,246 and $525,263.  For the year ending December 31, 2012 and 2011, the Company recognized $450,797 and $383,881 of expense.  The options are still outstanding as of December 31, 2012.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $13,136. In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of December 31, 2012, options to purchase 10,000 shares of common stock are still outstanding.

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $9,583. The options are still outstanding as of December 31, 2012.

During June 2009, in accordance to private placement memorandum, the Company issued 2,479,500 shares of common stock for proceeds of $855,000 dated June 10, 2009. Pursuant to the terms of the offering, up to 18 units were offered at the offering price of $50,000 per unit, with each unit comprised of 145,000 shares to purchase at $0.34 per share.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of December 31, 2012, warrants to purchase 434,000 shares of common stock are still outstanding.

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $21,085. The option is still outstanding as of December 31, 2012.

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

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company’s full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years.  The warrant expires in 5 years.  During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. The expense recognized during 2011 and 2010 is $306,765 and $580,167.  The warrant to purchase 487,500 shares of common stock is still outstanding as of December 31, 2012.

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

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $131,075, fair value. These options expire in 5 years and vest in equal installments of 12,500 over the next two years commencing  August 1, 2010. The expense recognized during 2011 and 2010 is $65,447 and $27,434.  For the year ending December 31, 2012 and 2011, the Company recognized $38,194 and $65,447 of expense. The options are still outstanding as of December 31, 2012.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share. During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   During August 2012, all warrants were extended six months expiring March 2013 and June 2013.  In January 2012, the warrant was partially exercised to purchase 40,000 shares of common stock for proceeds of $50,000. The remaining warrants to purchase 335,000 shares of common stock at $1.25 per share are still outstanding as of December 31, 2012.

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

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using the Black-Scholes Option Pricing Formula, the options were valued at $283,787, fair value. These options expire in 5 years with 125,000 vesting on December 13, 2010 and 125,000 vesting on June 13, 2011.  The expense recognized during 2011 and 2010 is $127,080 and $156,707.  The options are still outstanding as of December 31, 2012.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 35,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at $39,730, fair value. These options expire in 5 years and vest on December 13, 2010.  The expense recognized during 2010 is $39,730.  The options are still outstanding as of December 31, 2012.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share.  These options were granted on December 13, 2010.  Using  the Black-Scholes Option Pricing Formula, the options were valued at valued at $340,545, fair value. These options expire in 5 years and vest 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011.  The expense recognized during 2011 and 2010 is $85,056 and $89,565.  For the year ending December 31, 2012 and 2011, the Company recognized $85,290 and $85,056 of expense.  The options are still outstanding as of December 31, 2012.

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

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $10,453.  The warrants are still outstanding as of December 31, 2012.

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

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During March 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $14,500, fair value.  The Company recognized $14,500 of investor relations expense for the year ending December 31, 2011.

During April 2011, the Company issued warrants to purchase 150,000 shares of common stock at a purchase price of $1.18 per share for accounting services rendered commencing January 1, 2011.  The warrant was valued at $146,425 using the Black-Scholes Option Pricing Formula, vesting 37,500 immediately and the remaining on equal monthly installments of 9,375 over the next twelve months expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a sixteen month period. The accounting expense recognized during 2011 is $109,820.  For the year ending December 31, 2012 and 2011, the Company recognized $36,605 and $109,820 of expense.  The warrants are still outstanding as of December 31, 2012.

In May 2011, the board of directors approved a grant to a new outside director of an option to purchase up to 200,000 shares of common stock at a purchase price of $1.12 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $193,686, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The option is expensed over the vesting terms.  The expense recognized during 2011 is $79,702.  For the year ending December 31, 2012 and 2011, the Company recognized $48,510 and $79,702 of expense.  As of December 31, 2012, options to purchase 200,000 shares of common stock are still outstanding.

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through December, 2012, the institutional investor purchased 3,724,285 shares of common stock for proceeds of $5,049,999.  The Company issued 76,177 shares of common stock as additional commitment fee, valued at $134,283, fair value, leaving 225,482 in reserve for additional commitment fees.  For the year ending December 31, 2012, the institutional investor purchased 3,539,100 shares of common stock for proceeds of $4,849,999 and the Company issued 73,160 shares of common stock as additional commitment fee, valued at $130,813, fair value.

During June 2011, the Company issued 10,000 shares of common stock for investor relations expense valued at $10,400, fair value.  The Company recognized $10,400 of investor relations expense for the year ending December 31, 2011.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011. The expense recognized during 2011 is $17,204.  For the year ending December 31, 2012 and 2011, the Company recognized $41,156 and $17,204 of expense.  As of December 31, 2012, options to purchase 150,000 shares of common stock are still outstanding.

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

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011.  Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share.  The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share are still outstanding as of December 31, 2012.

In November 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $78,764, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning February 1, 2012. The expense recognized during 2011 is $4,384.  For the year ending December 31, 2012 and 2011, the Company recognized $26,304 and $4,384 of expense.  As of December 31, 2012, options to purchase 150,000 shares of common stock are still outstanding.

In December 2011, the board of directors approved a grant to the member of its board of directors serving as the Company’s non-executive chair of the board of directors of an option to purchase up to 250,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $205,197, fair value. The option expires in 5 years and vests 62,500 immediately and the remaining in annual equal installments of 62,500 over the next three years.  The expense recognized during 2011 is $53,124.  For the year ending December 31, 2012 and 2011, the Company recognized $51,392 and $53,124 of expense.  As of December 31, 2012, options to purchase 250,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2011, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 150,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $158,415, fair value. The warrant expires in 5 years and vests 37,500 immediately and the remaining in annual equal monthly installments of 9,375 over the next year.  The expense recognized during 2011 is $1,288.  For the year ending December 31, 2012 and 2011, the Company recognized $157,127 and $1,288 of expense.  As of December 31, 2012, warrants to purchase 150,000 shares of common stock are still outstanding.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.  For the year ending December 31, 2012, the Company recognized $1,607 of expense.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $168,909, fair value. The option expires in 10 years and vests 25,000 immediately and the remaining vest 25,000 in six months, nine months and twelve months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $139,755 of expense.  As of December 31, 2012, option to purchase 100,000 shares of common stock are still outstanding.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 25,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $42,227, fair value. The option expires in 10 years with 12,500 vesting immediately and 12,500 vesting in six months from date of grant.  The option is expensed over the vesting terms.    For the year ending December 31, 2012, the Company recognized $42,227 of expense.   As of December 31, 2012, option to purchase 25,000 shares of common stock are still outstanding.

In March 2012, the Company issued a warrant to purchase up to 10,000 shares of common stock for legal services at an exercise price of $1.69 per share.  Using the Black-Scholes Option Pricing Formula, the warrants were valued at $13,709, fair value.  These warrants expire in 5 years and vest immediately and are being expensed over the service period.  For the year ending December 31, 2012, the Company recognized $13,709 of expense.   As of December 31, 2012, warrant to purchase 10,000 shares of common stock are still outstanding.

In May, 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its new Chief Executive Officer and Executive Chairman of the board of directors and approved a grant of an option to purchase up to 500,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $613,805, fair value.  The option expires in 10 years and vests quarterly over one year in equal installments of 125,000 shares per quarter commencing on date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $462,455 of expense.   As of December 31, 2012, option to purchase 500,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During May 2012, the Company issued warrants to purchase 100,000 shares of common stock at a purchase price of $1.20 per share for accounting services rendered commencing May 1, 2012.  The warrant was valued at $97,386 using the Black-Scholes Option Pricing Formula, vesting in thirteen monthly installments with 3,846 vesting at the beginning of each of the succeeding twelve months commencing June 1, 2012 and 3,848 the thirteenth month expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a fourteen-month period.  For the year ending December 31, 2012, the Company recognized $55,648 of expense.  As of December 31, 2012, warrants to purchase 100,000 shares of common stock are still outstanding.

In June 2012, the board of directors appointed a new member of the board of directors and approved a grant of an option to purchase up to 200,000 shares of common stock at a purchase price of $0.90 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $145,150, fair value.  The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $56,568 of expense.   As of December 31, 2012, option to purchase 200,000 shares of common stock are still outstanding.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $15,611 of expense.  As of December 31, 2012, option to purchase 100,000 shares of common stock are still outstanding.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 50,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $37,486, fair value. The option expires in 5 years with 6,250 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $7,137 of expense.   As of December 31, 2012, option to purchase 50,000 shares of common stock are still outstanding.

Effective August 24, 2012, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 6,500,000 to 8,000,000 shares.

In December 2012, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $97,692, fair value. The warrant expires in 5 years with 31,256 vesting immediately and 7,812 vesting every month from date of grant.  The warrant is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $28,237 of expense.   As of December 31, 2012, warrant to purchase 125,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2012 and 2011: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, between 77% and 217% in 2012 and between 115% and 125% in 2011, risk-free interest rate between 0.13% and 2.26% in 2012 and between 0.82% and 2.15% in 2011 and expected option life of two to ten years in 2012 and three to five years in 2011.

As of December 31, 2012, there was $829,247 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2014.

The following tables summarize all stock option and warrant activity of the Company since December 31, 2004:

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2004	-	$ -	$ -

Granted	680,000	$0.25 - $2.10	$ 0.99
Exercised	(300,000)	$ 0.25	$ 0.25

Outstanding, December 31, 2005	380,000	$1.40 - $2.10	$ 0.68

Granted	1,425,000	$0.25 - $1.00	$ 0.70
Cancelled	(260,000)	$1.40 - $2.10	$ (0.48)
Expired	(70,000)	$1.40 - $2.00	$ (0.12)

Outstanding, December 31, 2006	1,475,000	$0.25 - $2.00	$ 0.83

Granted	5,768,971	$0.25 - $0.72	$ 0.48
Rescinded	(200,000)	$ 0.50	$ 0.50
Forfeited	(125,019)	$ 1.00	$ 1.00
Expired	(574,981)	$ 1.00	$ 1.00

Outstanding, December 31, 2007	6,343,971	$0.25 - $2.00	$ 0.48

Granted	3,495,001	$0.001 - $1.75	$ 1.16
Expired	(115,000)	$0.50 - $2.00	$ 0.07
Forfeited	(750,000)	$ 0.72	$ 0.72
Exercised	(807,770)	$0.25 - $0.50	$ 0.53

Outstanding, December 31, 2008	8,166,202	$0.001 - $1.75	$ 0.79

Granted	939,000	$0.25 - $0.45	$ 0.30
Expired	(1,304,451)	$0.25 - $1.00	$ 0.59
Forfeited	-
Exercised	(1,488,384)	$0.001 - $1.00	$ 0.20

Outstanding, December 31, 2009	6,312,367	$0.25 - $1.75	$ 0.71

Granted	1,860,000	$0.25 - $1.51	$ 1.20
Expired	(16,667)	$ 1.00	$ 1.00
Forfeited	-	-	-
Exercised	(1,279,700)	$0.25 - $1.00	$ 0.42

Outstanding, December 31, 2010	6,876,000	$0.25 - $1.75	$ 1.01

Granted	2,085,000	$0.63 - $1.30	$ 1.09
Expired	-	-	-
Forfeited	(162,500)	$ 1.51	$ 1.51
Exercised	-	-	-

Outstanding, December 31, 2011	8,798,500	$0.25 - $1.75	$ 1.02

Granted	1,210,000	$0.90 - $1.69	$ 1.19
Expired	(25,000)	$ 1.25	$ 1.25
Forfeited		-	-
Exercised	(1,210,000)	$0.25 - $1.25	$ 0.37

Outstanding, December 31, 2012	8,773,500	$0.25 - $1.75	$ 1.13

Exercisable, December 31, 2012	7,714,850	$0.25 - $1.75	$ 1.15

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2012	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,714,850	2.71	$ 1.15

NOTE 9 – RELATED PARTY

At December 31, 2012 and 2011 the Company has accrued salaries to officers and two beneficial owners of $48,650 and $47,588.

NOTE 10 – SUBSEQUENT EVENTS

During January 2013, warrants for 600,000 shares issued in April 2008 at an exercise price of $0.73 and an expiration date of April 2013 were amended to 400,000 shares at an exercise price of $0.73 expiring October 2013 and 200,000 shares were rescinded.

During February, 2013 through March, 2013, the institutional investor under the Company’s May 2011 agreement purchased 911,385 shares of common stock for proceeds of $1,000,000.  The Company issued 15,085 shares of common stock as additional commitment fee, valued at $19,550, fair value.

In March 2013, a new employee was granted an option to purchase up to 75,000 shares of common stock at an exercise price of $1.16 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at $81,076, fair value.  These options expire in 10 years and 9,375 shares vest quarterly commencing June 1, 2013.  The option will be expensed over the vesting terms.

On March 12, 2013, the Company entered into an agreement with EM Photonics to co-develop an advanced telecom modulator.

During March 2013, the warrants issued under the July 2010 private placement memorandum as amended in September 2010, were extended three months with 156,250 warrants expiring on June 30, 2013 and 178,750 warrants expiring on September 8, 2013.