Form 10-Q
period 2013-03-31
Lightwave Logic, Inc.
filed 2013-05-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of May 15, 2013 was 51,826,797

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1

Financial Information

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

CONTENTS

PAGE

BALANCE SHEETS	1

STATEMENTS OF OPERATIONS	2

STATEMENT OF STOCKHOLDERS’ EQUITY	3 – 9

STATEMENTS OF CASH FLOWS	10 – 11

NOTES TO FINANCIAL STATEMENTS	12 – 17

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,319,258	$ 2,936,879
Prepaid expenses	75,107	89,975
	3,394,365	3,026,854

PROPERTY AND EQUIPMENT - NET	364,752	300,994

OTHER ASSETS
Intangible assets - net	495,533	488,526

TOTAL ASSETS	$ 4,254,650	$ 3,816,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 125,451	$ 96,384
Accounts payable and accrued expenses- related parties	75,787	55,606
Accrued expenses	9,738	3,338

TOTAL LIABILITIES	210,976	155,328

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	-	-

Common stock $0.001 par value, 100,000,000 authorized 51,097,728 and 50,160,758 issued and outstanding at March 31, 2013 and December 31, 2012	51,099	50,161
Additional paid-in-capital	33,346,912	32,042,751
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(``,338,510)	(28,416,039)

TOTAL STOCKHOLDERS' EQUITY	4,043,674	3,661,046

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,254,650	$ 3,816,374

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2013 AND 2012 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2013	March 31, 2012

NET SALES	$ 3,200	$ -	$ -

COST AND EXPENSE
Research and development	13,609,570	455,382	472,409
General and administrative	15,369,185	447,618	297,190
	28,978,755	903,000	769,599

LOSS FROM OPERATIONS	(28,975,555)	(903,000)	(769,599)

OTHER INCOME (EXPENSE)
Interest income	31,125	79	198
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Commitment fee and interest expense	(352,679)	(19,550)	(101,945)

NET LOSS	$ (29,338,510)	$ (922,471)	$ (871,346)

Basic and Diluted Loss per Share		$ (0.02)	$ (0.02)

Basic and Diluted Weighted Average Number of Shares		50,461,598	46,732,009

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013

(UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/				Deficit
				Receivable		Unrealized		Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2006	27,888,750	$27,889	$5,966,430	$-	$-	$(26,000)	$(15,827)	$(5,377,720)	$574,772

Common stock issued in private placement during 2007 at $0.50/share	2,482,000	2,482	1,238,518	-	-	-	-	-	1,241,000
Common stock issued in private placement during 2007 at $0.60/share	1,767,540	1,768	1,058,756	-	-	-	-	-	1,060,524
Common stock subscription rescinded during 2007 at $0.50/share	(400,000)	(400)	(199,600)	-	-	-	-	-	(200,000)
Common stock issued for future services in February 2007, valued at $0.70/share	151,785	152	106,098	-	-	-	-	-	106,250
Common stock issued for future services in March 2007, valued at $0.58/share	1,000,000	1,000	579,000	-	-	-	-	-	580,000
Common stock issued for services and settlement for accounts payable in April 2007, valued at $0.35/share	100,000	100	34,900						35,000
Common stock issued for services in October 2007, valued at $0.68/share	150,000	150	101,850	-	-	-	-	-	102,000
Common stock issued for services in October 2007, valued at $0.90/share	150,000	150	134,850	-	-	-	-	-	135,000
Common stock issued for services in November 2007, valued at $0.72/share	400,000	400	287,600	-	-	-	-	-	288,000
Warrants issued for services in September 2005, vested during 2007, valued at $1.45/share	-	-	36,370	-	-	-	-	-	36,370
Warrants issued for services in March 2007, vested during 2007, valued at $0.63/share	-	-	52,180	-	-	-	-	-	52,180
Warrants issued for services in April 2007, vested during 2007, valued at $0.69/share	-	-	293,476	-	-	-	-	-	293,476
Warrants issued for services in April 2007, vested during 2007, valued at $0.63/share	-	-	140,490	-	-	-	-	-	140,490
Warrants issued for services in May 2007, vested during 2007, valued at $0.56/share	-	-	52,946	-	-	-	-	-	52,946
Warrants issued for services in October 2007, vested during 2007, valued at $0.61/share	-	-	61,449	-	-	-	-	-	61,449
Warrants issued for services in October 2007, vested during 2007, valued at $0.78/share	-	-	52,292	-	-	-	-	-	52,292
Warrants issued for services in December 2007, vested during 2007, valued at $0.55/share	-	-	1,159	-	-	-	-	-	1,159
Options issued for services in February 2006, vested during 2007, valued at $1.01/share	-	-	17,589	-	-	-	-	-	17,589
Options issued for services in February 2006, vested during 2007, valued at $1.09/share	-	-	43,757	-	-	-	-	-	43,757
Options issued for services in November 2007, vested during 2007, valued at $0.60/share	-	-	41,653	-	-	-	-	-	41,653
Warrants issued for future services in April 2007, vested during 2007, valued at $0.70/share	-	-	348,000	-	-	-	-	-	348,000
Deferred charges for common stock issued for future services in March 2007, valued at $0.58/share	-	-	-	-	(928,000)	-	-	-	(928,000)
Amortization of deferred charges	-	-	-	-	773,333	-	-	-	773,333
Unrealized gain (loss) on securities	-	-	-	-	-	(32,610)	-	-	(32,610)
Net loss for the year ending December 31, 2007	-	-	-	-	-	-	-	(4,223,449)	(4,223,449)

BALANCE AT DECEMBER 31, 2007	33,690,075	33,690	10,449,763	-	(154,667)	(58,610)	(15,827)	(9,601,169)	653,180

Common stock issued in private placement during 2008 at $0.60/share	690,001	690	413,310	-	-	-	-	-	414,000
Common stock issued for services in March 2008, valued at $0.75/share	100,000	100	74,900	-	-	-	-	-	75,000
Common stock issued for services in August 2008, valued at $1.80/share	200,000	200	359,800	-	-	-	-	-	360,000
Exercise of warrants at $0.25/share	320,000	320	79,680	-	-	-	-	-	80,000
Exercise of warrants at $0.25/share, pursuant to November 2008 adjusted stock offering	641,080	641	159,629						160,270
Exercise of warrants at $0.50/share	270,000	270	134,730	-	-	-	-	-	135,000
Warrants issued for services in September 2005, vested during 2008, valued at $1.45/share	-	-	27,014	-	-	-	-	-	27,014
Warrants issued for services in March 2007, vested during 2008, valued at $0.63/share	-	-	10,885	-	-	-	-	-	10,885
Warrants issued for services in April 2007, vested during 2008, valued at $0.69/share	-	-	121,713	-	-	-	-	-	121,713
Warrants issued for services in April 2007, vested during 2008, valued at $0.63/share	-	-	48,738	-	-	-	-	-	48,738
Warrants issued for services in May 2007, vested during 2008, valued at $0.56/share	-	-	31,444	-	-	-	-	-	31,444
Warrants issued for services in December 2007, vested during 2008, valued at $0.55/share	-	-	12,487	-	-	-	-	-	12,487
Options issued for services in November 2007, vested during 2008, valued at $0.60/share	-	-	286,803	-	-	-	-	-	286,803
Options issued for services in January 2008, vested during 2008, valued at $0.60/share	-	-	30,750	-	-	-	-	-	30,750
Options issued for services in July 2008, vested during 2008, valued at $1.48/share	-	-	114,519	-	-	-	-	-	114,519
Options issued for services in August 2008, vested during 2008, valued at $1.36/share	-	-	525,263	-	-	-	-	-	525,263
Options issued for services in November 2008, vested during 2008, valued at $0.50/share	-	-	6,439	-	-	-	-	-	6,439
Warrants issued for future services in March 2008, vested through September 2008, valued at $0.83/share	-	-	332,000	-	(332,000)	-	-	-	-
Warrants issued for services in May 2008, vested through September 2008, valued at $1.63/share	-	-	976,193	-	-	-	-	-	976,193
Amortization of deferred charges	-	-	-	-	431,337	-	-	-	431,337
Receivable for the issuance of common stock	-	-	-	(12,500)	-	-	-	-	(12,500)
Realized loss reclassification	-	-	-	-	-	58,610	-	-	58,610
Net loss for the year ending December 31, 2008	-	-	-	-	-	-	-	(4,340,607)	(4,340,607)

BALANCE AT DECEMBER 31, 2008	35,911,156	$35,911	$14,196,060	$(12,500)	$(55,330)	$-	$(15,827)	$(13,941,776)	$206,538

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total
BALANCE AT DECEMBER 31, 2010	43,966,042	$ 43,966	$ 21,704,361	$ -	$ -	$ -	$ (15,827)	$ (20,376,879)	$ 1,355,621

Common stock issued for services in March 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Options issued for services in January 2008, vested during 2011, valued at $0.60/share	-	-	285	-	-	-	-	-	285
Options issued for services in July 2008, vested during 2011, valued at $1.48/share	-	-	39,829	-	-	-	-	-	39,829
Options issued for services in August 2008, vested during 2011, valued at $1.36/share	-	-	383,881	-	-	-	-	-	383,881
Options issued for services in November 2008, vested during 2011, valued at $0.50/share	-	-	26,648	-	-	-	-	-	26,648
Warrants issued for services in January 2010, vested during 2011, valued at $1.83/share	-	-	306,765	-	-	-	-	-	306,765
Warrants issued for services in March 2010, vested during 2011, valued at $1.86/share	-	-	64,983	-	-	-	-	-	64,983
Options issued for services in August 2010, vested during 2011, valued at $1.31/share	-	-	65,447	-	-	-	-	-	65,447
Options issued for services in December 2010, vested during 2011, valued at $1.14/share	-	-	212,136	-	-	-	-	-	212,136
Warrants issued for services in January 2011, vested during 2011, valued at $1.05/share	-	-	36,585	-	-	-	-	-	36,585
Warrants issued for services in April 2011, vested during 2011, valued at $0.98/share	-	-	109,820	-	-	-	-	-	109,820
Options issued for services in May 2011, vested during 2011, valued at $0.97/share	-	-	79,702	-	-	-	-	-	79,702
Options issued for services in August 2011, vested during 2011, valued at $0.82/share	-	-	17,204	-	-	-	-	-	17,204
Options issued for services in November 2011, vested during 2011, valued at $0.53/share	-	-	4,384	-	-	-	-	-	4,384
Options issued for services in December 2011, vested during 2011, valued at $0.82/share	-	-	53,124	-	-	-	-	-	53,124
Warrants issued for services in December 2011, vested during 2011, valued at $1.05/share	-	-	1,288	-	-	-	-	-	1,288
Common stock issued for commitment shares, valued at $1.08/share	150,830	151	162,746	-	-	-	-	-	162,896
Common stock issued to institutional investor, valued at $1.08/share	185,185	185	199,815	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.15/share	3,017	3	3,467	-	-	-	-	-	3,470
Common stock issued for services in June 2011, valued at $1.04/share	10,000	10	10,390	-	-	-	-	-	10,400
Common stock issued in private placement during 2011 at $1.00/share	1,000,000	1,000	999,000	-	-	-	-	-	1,000,000
Common stock issued for services in September 2011, valued at $1.45/share	10,000	10	14,490	-	-	-	-	-	14,500
Common stock issued for services in May 2011 through August 2011, valued at $0.90/share to $1.25/share	2,018	2	2,161	-	-	-	-	-	2,163
Net loss for the year ending December 31, 2011	-	-	-	-	-	-	-	(3,482,622)	(3,482,622)

BALANCE AT DECEMBER 31, 2011	45,337,092	$ 45,337	$ 24,513,000	$ -	$ -	$ -	$ (15,827)	$ (23,859,501)	$ 683,009

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013 (CONTINUED)

(UNAUDITED)

				Subscription
				Receivable/
				Receivable				Deficit Accumulated
	Number of	Common	Paid-in	for Issuance	Deferred	Unrealized Loss	Accumulated	During
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Development Stage	Total

BALANCE AT DECEMBER 31, 2012	50,160,758	$ 50,161	$ 32,042,751	$ -	$ -	$ -	$ (15,827)	$ (28,416,039)	$ 3,661,046

Common stock issued to institutional investor, valued at $1.07/share	186,916	187	199,813	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.11/share	3,017	3	3,346	-	-	-	-	-	3,349
Common stock issued to institutional investor, valued at $1.027/share	196,078	196	199,803	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.07/share	3,017	3	3,225	-	-	-	-	-	3,228
Common stock issued to institutional investor, valued at $1.037/share	192,864	193	199,807	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.36/share	3,017	3	4,100	-	-	-	-	-	4,103
Common stock issued to institutional investor, valued at $1.1367/share	175,948	176	199,824	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.2533/share	159,579	160	199,841	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.59/share	3,017	3	4,794	-	-	-	-	-	4,797
Exercise of warrants at $1.25/share	12,500	13	15,612	-	-	-	-	-	15,625
Reversal of common stock issuance during 2013 at $0.50/share	(2,000)	(2)	2	-	-	-	-	-	-
Options issued for services in December 2010, vested during 2013, valued at $1.14/share	-	-	20,973	-	-	-	-	-	20,973
Options issued for services in May 2011, vested during 2013, valued at $0.97/share	-	-	11,929	-	-	-	-	-	11,929
Options issued for services in August 2011, vested during 2013, valued at $0.82/share	-	-	10,120	-	-	-	-	-	10,120
Options issued for services in November 2011, vested during 2013, valued at $0.53/share	-	-	6,468	-	-	-	-	-	6,468
Options issued for services in December 2011, vested during 2013, valued at $0.82/share	-	-	12,638	-	-	-	-	-	12,638
Options issued for services in March 2012, vested during 2013, valued at $1.37/share	-	-	29,154	-	-	-	-	-	29,154
Options issued for services in May 2012, vested during 2013, valued at $1.23/share	-	-	113,512	-	-	-	-	-	113,512
Warrants issued for services in May 2012, vested during 2013, valued at $0.97/share	-	-	20,868	-	-	-	-	-	20,868
Options issued for services in June 2012, vested during 2013, valued at $0.73/share	-	-	8,948	-	-	-	-	-	8,948
Options issued for services in August 2012, vested during 2013, valued at $0.74/share	-	-	9,183	-	-	-	-	-	9,183
Options issued for services in August 2012, vested during 2013, valued at $0.75/share	-	-	4,622	-	-	-	-	-	4,622
Warrants issued for services in December 2012, vested during 2013, valued at $0.78/share	-	-	18,066	-	-	-	-	-	18,066
Options issued for services in March 2013, vested during 2013, valued at $1.08/share	-	-	3,443	-	-	-	-	-	3,443
Net loss for three months ending March 31, 2013	-	-	-	-	-	-	-	(922,471)	(922,471)

BALANCE AT MARCH 31, 2013 (UNAUDITED)	51,097,728	$ 51,099	$ 33,346,912	$ -	$ -	$ -	$ (15,827)	$ (29,338,510)	$ 4,043,674

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2013 AND 2012 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (29,338,510)	$ (922,471)	$ (871,346)
Adjustment to reconcile net loss to net cash
used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	4,097,707	38,934	73,377
Stock options issued for services	7,020,798	230,990	145,243
Common stock issued for services and fees	1,475,841	19,550	103,443
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	248,972	26,328	9,548
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(75,107)	14,868	(2,392)
Increase (decrease) in liabilities
Accounts payable	258,366	29,067	(42,659)
Accounts payable and accrued expenses- related parties	29,949	20,181	(5,302)
Accrued expenses	42,190	6,400	5,753

Net cash used in operating activities	(11,675,289)	(536,153)	(584,335)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(533,757)	(10,722)	(26,518)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(538,250)	(86,371)	(13,692)

Net cash used in investing activities	(968,096)	(97,093)	(40,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,037,029	15,625	219,400
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	6,049,999	1,000,000	2,999,998
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	15,957,285	1,015,625	3,219,398

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,313,900	382,379	2,594,853

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	2,936,879	359,824

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 3,319,258	$ 3,319,258	$ 2,954,677

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW (CONTINUED)

FOR THE THREE MONTHS ENDING MARCH 31, 2013 AND 2012 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2013

(UNAUDITED)

	Cumulative	For the Three	For the Three
	Since	Months Ending	Months Ending
	Inception	March 31, 2013	March 31, 2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$ 23,232	$ -	$ 109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$ 3,142,400	$ -	$ -
`
Warrants issued in exchange for deferred charges	$ 1,581,056		$ -

Common stock issued as settlement for accounts payable	$ 74,708	$ -	$ -

Accrued interest contributed as capital	$ 35,624	$ -	$ -

Common stock issued in the conversion of notes payable	$ 529,000	$ -	$ -

Acquisition of automobile through loan payable	$ 24,643	$ -	$ -

Common stock issued upon exercise of a warrant
in exchange for receivable	$ 75,000	$ -	$ -

Insurance company pay off of note payable	$ 9,673	$ -	$ -

Receivable for issuance of common stock	$ 210,001	$ -	$ 200,001

Contribution of officer accrued payroll	$ 52,129	$ -	$ -

Common stock issued for prepaid expense	$ 75,000	$ -	$ -

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2012 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The interim operating results for the three months ending March 31, 2013 may not be indicative of operating results expected for the full year.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 2 – MANAGEMENT’S PLANS

The Company currently has a cash position of approximately $3,600,000.  Based upon the current cash position and expenditures of approximately $250,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through June 2014.  In May 2011, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $13,150,001.  The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.  Additional funding may also be provided by the exercise of outstanding warrants of up to approximately $1,500,000 through September 2013.  With additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes the Company’s initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2013	December 31, 2012

Office equipment	$ 17,316	$ 12,741
Lab equipment	462,499	388,521
Furniture	4,061	4,061
Leasehold Improvements	35,952	28,134
	519,828	433,457
Less: Accumulated depreciation	155,076	132,463

	$ 364,752	$ 300,994

Depreciation expense for the three months ending March 31, 2013 and 2012 was $22,613 and $6,736.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Patents consists of the following:

	March 31, 2013	December 31, 2012

Patents	$ 520,082	$ 509,360
Less: Accumulated amortization	24,549	20,834

	$ 495,533	$ 488,526

Amortization expense for the three months ending March 31, 2013 and 2012 was $3,715 and $2,811.  Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months ending March 31, 2013 and 2012 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2013 and 2012 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2013, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2013.  The Company did not recognize any interest or penalties during 2013 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense.  During January 2013, the warrant agreement was amended from 600,000 warrants to 400,000 shares at an exercise price of $0.73 expiring October 2013 and 200,000 shares were rescinded.  The modification did not result in the recognition of any additional expense.  The warrant to purchase 400,000 shares of common stock is still outstanding as of March 31, 2013.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share.  During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   In January 2012, some warrants were exercised to purchase 40,000 shares of common stock for proceeds of $50,000.  During August 2012, all remaining warrants were extended six months expiring March 2013 and June 2013.  During March 2013, 335,000 warrants were extended three months expiring June 2013 and September 2013.  The extension did not result in the recognition of any additional expense.  In March 2013, a warrant was exercised to purchase 12,500 shares of common stock for proceeds of $15,625.  The remaining warrants to purchase 322,500 shares of common stock at $1.25 per share are still outstanding as of March 31, 2013.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through March, 2013, the institutional investor purchased 4,635,670 shares of common stock for proceeds of $6,049,997.  The Company issued 91,262 shares of common stock as additional commitment fee, valued at $153,833, fair value, leaving 210,397 in reserve for additional commitment fees.  For the three month ending March 31, 2013, the institutional investor purchased 911,385 shares of common stock for proceeds of $1,000,000 and the Company issued shares 15,085 of common stock as additional commitment fee, valued at $19,550, fair value.

In March 2013, the board of directors approved a grant to a new employee of a option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  For the three month ending March 31, 2013, the Company recognized $3,443 of expense.  As of March 31, 2013, option to purchase 75,000 shares of common stock are still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2013: no dividend yield, expected volatility, based on the Company’s historical volatility, 113%, risk-free interest rate 1.86% and expected option life of ten years in 2013.

As of March 31, 2013, there was $640,399 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2015.

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2013:

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2012	8,773,500	$0.25 - $1.75	$ 1.13

Granted	75,000	$ 1.16	$ 1.16
Expired
Forfeited	(200,000)	$ 0.73	$ 0.73
Exercised	(12,500)	$ 1.25	$ 1.25

Outstanding, March 31, 2013	8,636,000	$0.25 - $1.75	$ 1.14

Exercisable, March 31, 2013	7,742,612	$0.25 - $1.75	$ 1.16

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2013	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	7,742,612	2.62 Years	$ 1.16

NOTE 8 – RELATED PARTY

At March 31, 2013 the Company has accrued salaries to officers and two beneficial owners of $46,538.

NOTE 9 – SUBSEQUENT EVENTS

During April and May 2013, the institutional investor under the Company’s May 2011 agreement purchased 717,001 shares of common stock for proceeds of $800,001.  The Company issued 12,068 shares of common stock as additional commitment fee, valued at $14,723, fair value.

In May 2013, a new employee was granted an option to purchase up to 10,000 shares of common stock at an exercise price of $1.03 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at $9,574, fair value.  These options expire in 10 years and 1,250 shares vest quarterly commencing August 1, 2013.  The option will be expensed over the vesting terms.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Factors that that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to: lack of available funding; general economic and business conditions; competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; those events and factors described by us in Item 1.A “Risk Factors” in our most recent Annual Report on Form 10-K; other risks to which our Company is subject; other factors beyond the Company's control.

Any forward-looking statement made by us in this report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

In August 2009, Photon-X, LLC commenced a compatibility study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators (bench top devices) were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that is typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our PerkinamineTM materials could successfully withstand each step of the fabrication process without damage.

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

In November 2012 Australia granted our Company Australian Patent No. AU2005302506 entitled Heterocyclical Chromophore Architectures.  This patent protects the unique molecular structures that give our chromophores the thermal stability necessary to withstand CMOS processing temperatures without compromising electro-optical effects.

In February 2013 we delivered to a potential microelectronics customer prototype devices that were coated with our advanced organic nonlinear electro-optical polymer, Perkinamine IndigoTM. Tests conducted by the University of Colorado, Boulder on coupons coated with the material demonstrated consistent R33 measurements from 100-125 picometers per volt, which exceeded the potential microelectronics customer's stated requirements.

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. The phase modulator will utilize our advanced organic nonlinear electro-optical polymer, Perkinamine IndigoTM material, which we provided to EMP. This effort is predicated on the compatibility of EMP’s processes with our EO materials. EMP will produce demonstration organic EO polymer waveguides and phase modulators and assess device performance. We anticipate that this product development contract could lead us into a collaboration with EMP that would enable us to develop an advanced telecom modulator utilizing an organic electro-optic modulator with performance parameters and data rates that are significantly advanced over legacy modulators. We have multi-paths in our advanced telecom modulator development, of which EMP is only one of those paths.

In April 2013 our potential microelectronics customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed.  We are working with our potential customer utilizing our Perkinamine Indigo™ chromophore in a number of host polymers and will  evaluate these polymers  for a specific performance attributes for their application.

In April 2013 Japan granted our Company Japanese Patent No. 5241234 entitled Heterocyclical Chromophore Architectures.  This patent protects the unique molecular structures that give our chromophores the thermal stability necessary to withstand CMOS processing temperatures without compromising electro-optical effects.

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

In an effort to maximize our future revenue stream from our non-linear all-optical and electro-optic polymer products, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

•

Develop non-linear all-optical and electro-optic polymers and photonic devices;

•

Continue to develop proprietary intellectual property;

•

Streamline our product development process;

•

Develop a comprehensive marketing plan;

•

Maintain/develop strategic relationships with government agencies, private firms, and academic institutions; and

•

Continue to attract and retain high level science and technology personnel to our Company.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development that utilize our organic nonlinear optical materials.

They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed material PerkinamineTMIndigo.  We intend to have a working bench-top prototype sometime during 2013 followed by fully packaged modulators for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

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

We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2004 we raised approximately $529,000 from the issuance of convertible promissory notes, of which $30,000 was converted into common stock of the Company during 2004 and the remaining $499,000 converted in 2005. Also, during 2005, we raised an aggregate of $1,000,000 from the private sale of our common stock. During 2006 we raised approximately $425,000 from the private sale of our common stock, of which $200,000 was rescinded during 2007. During 2007 we raised approximately $2,301,524 from the private sale of our common stock. During 2008 we raised approximately $414,000 from the private sale of our common stock and $375,270 from the exercise of outstanding warrants. Through June 30, 2009, we raised approximately $855,000 from the private sale of our common stock. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our Company, including professional services.  During October 2009 we obtained proceeds of $455,000 from the exercise of outstanding warrants. During 2010 we raised $1,500,000 from the private sale of our common stock and $539,000 from the exercise of outstanding options and warrants. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our Company.

During 2011 we raised $1,000,000 from the private sale of our common stock and warrants to purchase our common stock. We also issued shares of our common stock and warrants to purchase shares of our common stock in exchange for services rendered to our Company. Additionally, in May 2011, we signed an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at our sole discretion, Lincoln Park has committed to invest up to $20 million in our common stock over a 30-month period. We filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to Lincoln Park.  Lincoln Park is obligated to make purchases as we direct in accordance with the agreement, which may be terminated by us at any time, without cost or penalty. Sales of shares are made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park.

During 2011 Lincoln Park purchased 185,185 shares of common stock for proceeds of $200,000. During 2012 Lincoln Park purchased 3,539,100 shares of common stock for proceeds of $4,849,999.  Also, during 2012, we raised $447,700 from the exercise of options and warrants. From January 1, 2013 to March 31, 2013, Lincoln Park purchased 911,385 shares of common stock for proceeds of $1,000,000.  During April and early May 2013, Lincoln Park purchased 717,001 shares of common stock for proceeds of $800,001.

Results of Operations

Results of Operations

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2013 and 2012.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges and sale of electro-optic polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $903,000 and $769,599 for the three months ended March 31, 2013 and 2012, respectively, for an increase of $133,401. This increase in operating expenses was due primarily to increases in salaries and wages, laboratory lease rent, general and administrative non-cash stock option and warrant amortization, depreciation, insurance expense and legal expenses offset by decreases in laboratory electro-optic device prototype, development and outsourced testing expenses, consulting expenses and research and development non-cash stock option and warrant amortization.

Included in our operating expenses for the three months ended March 31, 2013 was $455,382 for research and development expenses compared to $472,409 for the three months ended March 31, 2012, for a decrease of $17,027.  This is primarily due to decreases in outsourced testing expenses, consulting expenses and non-cash stock option and warrant amortization offset by increases in salaries and wages, laboratory rent and depreciation.

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

Wages and salaries increased $36,519 from $135,815 for the three months ended March 31, 2012 to $172,334 for the three months ended March 31, 2013 primarily due to additional employees hired to perform in-house material testing and material and device development in the Company’s new lab facility. Accordingly, laboratory electro-optic device prototype, development and outsourced testing expenses decreased $36,660 from $86,379 for the three months ended March 31, 2012 to $49,719 for the three months ended March 31, 2013.  Also consulting expenses decreased $19,437 from $27,602 for the three months ended March 31, 2012 to $8,165 for the year ended March 31, 2013.

Non-cash stock option amortization decreased $18,640 from $148,925 for the three months ended March 31, 2012 to $130,285 for the three months ended March 31, 2013.

During the second half of 2012, the Company leased additional laboratory space and rent expense increased accordingly $16,838 from $2,661 for the three months ended March 31, 2012 to $19,499 for the three months ended March 31, 2013.  Depreciation expense increased $15,905 from $6,445 for the three months ended March 31, 2012 to $22,350 for the three months ended March 31, 2013 primarily due to the additional equipment purchased for the new lab facility.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $150,428 to $447,618 for the three months ended March 31, 2013 compared to $297,190 for the three months ended March 31, 2012.  The increase is due primarily to increases in wages and salaries, non-cash amortization of options and warrants, insurance expense and legal expense.

In May 2012, the board of directors appointed its current Non-Executive Chairman of the Board of Directors as its Executive Chairman of the Board of Directors and Chief Executive Officer.  As a result, wages and salaries increased $41,072 from $87,505 for the three months ended March 31, 2012 to $128,577 for the three months ended March 31, 2013.

Non-cash stock option amortization increased $76,799 from $62,840 for the three months ended March 31, 2012 to $139,639 for the three months ended March 31, 2013.

Insurance increased $25,079 from $21,855 for the three months ended March 31, 2012 to $46,934 for the three months ended March 31, 2013.

Legal fees increased $9,072 to $37,834 for the three months ended March 31, 2013 compared to $28,762 for the three months ended March 31, 2012.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $82,276 to ($19,471) for the three months ended March 31, 2013 from ($101,747) for the three months ended March 31, 2012, relating primarily to the commitment fee associated with the resale of shares to an institutional investor during the corresponding three-month period.

Net Loss

Net loss was $922,471 and $871,346 for the three months ended March 31, 2013 and 2012, respectively, for an increase of $51,125, primarily due to increases in salaries and wages, laboratory lease rent, general and administrative non-cash stock option and warrant amortization, depreciation, insurance expense and legal expenses offset by decreases in commitment fee to institutional investor, outsourced testing expenses, consulting expenses and research and development non-cash stock option and warrant  amortization.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2013, as set forth herein.

Liquidity and Capital Resources

For the three months ended March 31, 2013

During the three months ended March 31, 2013, net cash used in operating activities was $536,153 and net cash used in investing activities was $97,093, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2013 was $1,015,625.  At March 31, 2013, our cash and cash equivalents totaled $3,319,258, our assets totaled $4,254,650, our liabilities totaled $210,976, and we had stockholders’ equity of $4,043,674.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $3,000,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2013. We continue to develop and test our next generation electro-optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes our initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Presently, our Company has a cash position of approximately $3,600,000; based upon our current cash position and expenditures of approximately $250,000 per month and no debt service, management believes we have sufficient funds currently to finance our operations through June 2014.  We plan to continue obtaining additional financing, now and in the future, until such time that we can conduct profitable revenue-generating activities.

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

Analysis of Cash Flows

For the three months ended March 31, 2013

Net cash used in operating activities was $536,153 for the three months ended March 31, 2013, primarily attributable to the net loss of $922,471 adjusted by $38,934 in warrants issued for services, $230,990 in options issued for services, $19,550 in common stock issued for services, $26,328 in depreciation expenses and patent amortization expenses, $14,868 in prepaid expenses and $55,648 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $97,093 for the three months ended March 31, 2013, consisting of $10,722 in cost for intangibles and $86,371 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $1,015,625 for the three months ended March 31, 2013 and consisted of $1,000,000 proceeds from the sale of common stock to an institutional investor and $15,625 from the exercise of warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

March 2013	Option grant - 75,000 shares of common stock at $1.16 per share issued for services. The option was valued at $81,076 using the Black-Scholes Option Pricing Formula.

March 2013	Warrant exercise - 12,500 shares of common stock purchased at $1.25 for proceeds of $15,625.

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
101

The following financial information from Lightwave Logic Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date:  May 15, 2013

By: /s/ Thomas E. Zelibor
       Thomas E. Zelibor,

       Chief Executive Officer

       (Principal Executive Officer)

Date:  May 15, 2013

By: /s/ James S. Marcelli
      James S. Marcelli,

      President, Chief Operating Officer

      (Principal Financial Officer)

Date:  May 15, 2013