Form 10-Q
period 2013-09-30
Lightwave Logic, Inc.
filed 2013-11-14
CIK 1325964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s Common Stock outstanding as of November 13, 2013 was 52,592,789.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1                      Financial Information

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,621,067	$2,936,879
Prepaid expenses and other current assets	145,421	89,975
	2,766,488	3,026,854

PROPERTY AND EQUIPMENT - NET	324,780	300,994

OTHER ASSETS
Intangible assets - net	538,596	488,526

TOTAL ASSETS	$3,629,864	$3,816,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$247,468	$96,384
Accounts payable and accrued expenses- related parties	98,466	55,606
Accrued expenses	37,921	3,338

TOTAL LIABILITIES	383,855	155,328

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized 52,046,797 and 50,160,758 issued and outstanding at September 30, 2013 and December 31, 2012	52,047	50,161
Additional paid-in-capital	34,695,159	32,042,751
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(31,485,370)	(28,416,039)

TOTAL STOCKHOLDERS' EQUITY	3,246,009	3,661,046

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,629,864	$3,816,374

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD
JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO SEPTEMBER 30, 2013
(UNAUDITED)

		For the Three	For the Three	For the Nine	For the Nine
	Cumulative	Months Ending	Months Ending	Months Ending	Months Ending
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2013	2012	2013	2012

NET SALES	$3,200	$-	$-	$-	$-

COST AND EXPENSE
Research and development	14,721,089	580,403	490,694	1,566,901	1,418,357
General and administrative	16,219,928	417,357	479,103	1,298,361	1,330,153
	30,941,017	997,760	969,797	2,865,262	2,748,510

LOSS FROM OPERATIONS	(30,937,817)	(997,760)	(969,797)	(2,865,262)	(2,748,510)

OTHER INCOME (EXPENSE)
Interest income	31,250	63	125	204	447
Dividend income	1,551	-	-	-	-
Realized gain on investment	3,911	-	-	-	-
Realized gain on disposal of assets	637	-	-	-	-
Litigation settlement	(47,500)
Commitment fee and Interest expense	(537,402)	-	-	(204,273)	(120,560)

NET LOSS	$(31,485,370)	$(997,697)	$(969,672)	$(3,069,331)	$(2,868,623)

Basic and Diluted Loss per Share		$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and Diluted Weighted Average Number of Shares		52,046,797	49,506,837	51,417,151	48,435,475

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2013
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
SEPTEMBER 30, 2013 (CONTINUED)
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
SEPTEMBER 30, 2013 (CONTINUED)
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
SEPTEMBER 30, 2013 (CONTINUED)
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
SEPTEMBER 30, 2013 (CONTINUED)
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
SEPTEMBER 30, 2013 (CONTINUED)
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

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2013 (CONTINUED)
(UNAUDITED)

				Subscription				Deficit
				Receivable/				Accumulated
				Receivable		Unrealized		During
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	Development
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Stage	Total

BALANCE AT DECEMBER 31, 2012	50,160,758	$50,161	$32,042,751	$-	$-	$-	$(15,827)	$(28,416,039)	$3,661,046

Common stock issued to institutional investor, valued at $1.07/share	186,916	187	199,813	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.11/share	3,017	3	3,346	-	-	-	-	-	3,349
Common stock issued to institutional investor, valued at $1.027/share	196,078	196	199,803	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.07/share	3,017	3	3,225	-	-	-	-	-	3,228
Common stock issued to institutional investor, valued at $1.037/share	192,864	193	199,807	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.36/share	3,017	3	4,100	-	-	-	-	-	4,103
Common stock issued to institutional investor, valued at $1.1367/share	175,948	176	199,824	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.2533/share	159,579	160	199,841	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.59/share	3,017	3	4,794	-	-	-	-	-	4,797
Common stock issued to institutional investor, valued at $1.34/share	149,254	149	199,851	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.55/share	3,017	3	4,674	-	-	-	-	-	4,677
Common stock issued to institutional investor, valued at $1.14/share	175,439	175	199,825	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.19/share	3,017	3	3,587	-	-	-	-	-	3,590
Common stock issued to institutional investor, valued at $1.04/share	192,308	192	199,808	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.08/share	3,017	3	3,256	-	-	-	-	-	3,259
Common stock issued to institutional investor, valued at $1.00/share	200,000	200	199,800	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.06/share	3,017	3	3,195	-	-	-	-	-	3,198
Common stock issued for commitment shares, valued at $0.85/share	200,000	200	169,800	-	-	-	-	-	170,000
Exercise of warrants at $1.25/share	12,500	13	15,612	-	-	-	-	-	15,625
Exercise of warrants at $0.345/share	20,000	20	6,880	-	-	-	-	-	6,900
Reversal of common stock issuance during 2013 at $0.50/share	(2,000)	(2)	2	-	-	-	-	-	-
Options issued for services in December 2010, vested during 2013, valued at $1.14/share	-	-	63,618	-	-	-	-	-	63,618
Options issued for services in May 2011, vested during 2013, valued at $0.97/share	-	-	36,184	-	-	-	-	-	36,184
Options issued for services in August 2011, vested during 2013, valued at $0.82/share	-	-	13,531	-	-	-	-	-	13,531
Options issued for services in November 2011, vested during 2013, valued at $0.53/share	-	-	19,620	-	-	-	-	-	19,620
Options issued for services in December 2011, vested during 2013, valued at $0.82/share	-	-	38,334	-	-	-	-	-	38,334
Options issued for services in March 2012, vested during 2013, valued at $1.37/share	-	-	29,154	-	-	-	-	-	29,154
Options issued for services in May 2012, vested during 2013, valued at $1.23/share	-	-	151,350	-	-	-	-	-	151,350
Warrants issued for services in May 2012, vested during 2013, valued at $0.97/share	-	-	41,738	-	-	-	-	-	41,738
Options issued for services in June 2012, vested during 2013, valued at $0.73/share	-	-	27,141	-	-	-	-	-	27,141
Options issued for services in August 2012, vested during 2013, valued at $0.74/share	-	-	27,855	-	-	-	-	-	27,855
Options issued for services in August 2012, vested during 2013, valued at $0.75/share	-	-	6,920	-	-	-	-	-	6,920
Warrants issued for services in December 2012, vested during 2013, valued at $0.78/share	-	-	54,801	-	-	-	-	-	54,801
Options issued for services in March 2013, vested during 2013, valued at $1.08/share	-	-	23,768	-	-	-	-	-	23,768
Options issued for services in May 2013, vested during 2013, valued at $0.96/share	-	-	2,007	-	-	-	-	-	2,007
Options issued for services in May 2013, vested during 2013, valued at $0.81/share	-	-	40,081	-	-	-	-	-	40,081
Warrants issued for services in July 2013, vested during 2013, valued at $0.49/share	-	-	12,329	-	-	-	-	-	12,329
Options issued for services in August 2013, vested during 2013, valued at $0.71/share	-	-	39,064	-	-	-	-	-	39,064
Net loss for nine months ending September 30, 2013	-	-	-	-	-	-	-	(3,069,331)	(3,069,331)

BALANCE AT SEPTEMBER 30, 2013 (UNAUDITED)	52,046,797	$52,047	$34,695,159	$-	$-	$-	$(15,827)	$(31,485,370)	$3,246,009

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2013
(UNAUDITED)

		For the Nine	For the Nine
	Cumulative	Months Ending	Months Ending
	Since	September 30,	September 30,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,485,370)	$(3,069,331)	$(2,868,623)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	4,167,641	108,868	202,724
Stock options issued for services	7,308,435	518,627	779,870
Common stock issued for services and fees	1,660,565	204,274	122,058
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	316,085	93,441	40,554
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(145,421)	(55,446)	(63,307)
Increase (decrease) in liabilities
Accounts payable	380,383	151,084	22,960
Accounts payable and accrued expenses- related parties	7,540	42,860	13,897
Accrued expenses	115,461	34,583	(25,933)

Net cash used in operating activities	(13,110,176)	(1,971,040)	(1,775,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(584,251)	(61,216)	(72,329)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(557,960)	(106,081)	(224,342)

Net cash used in investing activities	(1,038,300)	(167,297)	(296,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,043,929	22,525	444,400
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	6,849,999	1,800,000	4,200,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	16,764,185	1,822,525	4,644,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,615,709	(315,812)	2,571,929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	2,936,879	359,824

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,621,067	$2,621,067	$2,931,753

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
SEPTEMBER 30, 2013
(UNAUDITED)

		For the Nine	For the Nine
	Cumulative	Months Ending	Months Ending
	Since	September 30,	September 30,
	Inception	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$23,232	$-	$109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-
	`
Warrants issued in exchange for deferred charges	$1,581,056	$-	$-

Common stock issued as settlement for accounts payable	$74,708	$-	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$210,001	$-	$200,001

Contribution of officer accrued payroll	$52,129	$-	$-

Common stock issued for prepaid expense	$75,000	$-	$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2012 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.   The interim operating results for the three and nine months ending September 30, 2013 may not be indicative of operating results expected for the full year.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 2 – MANAGEMENT’S PLANS

The Company currently has a cash position of approximately $2,750,000. Based upon the current cash position and expenditures of approximately $235,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through October 2014. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $19,521,500. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock. With additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model. The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices. Management believes the Company’s initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	September 30, 2013	December 31, 2012

Office equipment	$24,243	$12,741
Lab equipment	470,853	388,521
Furniture	4,061	4,061
Leasehold Improvements	37,519	28,134
	536,676	433,457
Less: Accumulated depreciation	211,896	132,463

	$324,780	$300,994

Depreciation expense for the nine months ending September 30, 2013 and 2012 was $82,295 and $32,117.  Depreciation expense for the three months ending September 30, 2013 and 2012 was $30,393 and $15,631.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

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

Patents consists of the following:

	September 30, 2013	December 31, 2012

Patents	$570,576	$509,360
Less: Accumulated amortization	31,980	20,834

	$538,596	$488,526

Amortization expense for the nine months ending September 30, 2013 and 2012 was $11,146 and $8,436.  Amortization expense for the three months ending September 30, 2013 and 2012 was $3,715 and $2,812.  Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and nine months ending September 30, 2013 and 2012 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2013 and 2012 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2013, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2013.  The Company did not recognize any interest or penalties during 2013 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to the Company’s Articles of Incorporation, the Company’s board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine.  The rights and preferences of this preferred stock may be superior to the rights and preferences of the Company’s common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock.  Additionally, preferred stock, if issued, could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of the Company’s business or a takeover from a third party.

Common Stock and Warrants

During April 2008, the Company issued a warrant to purchase 600,000 shares of common stock at a purchase price of $0.73 per share for consulting services rendered.  The warrant was valued at $976,193, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately.  For the year ended December 31, 2008, the Company recognized $976,193 in consulting expense.  During January 2013, the warrant agreement was amended from 600,000 warrants to 400,000 shares at an exercise price of $0.73 expiring October 2013 and 200,000 shares were rescinded.  The modification did not result in the recognition of any additional expense.  The warrant to purchase 400,000 shares of common stock is still outstanding as of September 30, 2013.  In October 2013, the warrant to purchase 400,000 shares of common stock expired.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  In June 2013, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of September 30, 2013, warrants to purchase 414,000 shares of common stock are still outstanding.

During 2010, the Company issued 1,500,000 shares of common stock and warrants to purchase 375,000 shares of common stock with 156,250 warrants expiring September 2011 and 218,750 warrants expiring December 2011 for proceeds of $1,500,000 in accordance to a private placement memorandum as amended on September 14, 2010.  Pursuant to the terms of the offerings, up to 30 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 50,000 shares and a warrant to purchase 12,500 shares of common stock at $1.25 per share.  During September 2011, all warrants were extended one year expiring September 2012 and December 2012.   In January 2012, some warrants were exercised to purchase 40,000 shares of common stock for proceeds of $50,000.  During August 2012, all remaining warrants were extended six months expiring March 2013 and June 2013.  During March 2013, 335,000 warrants were extended three months expiring June 2013 and September 2013.  The extension did not result in the recognition of any additional expense.  In March 2013, a warrant was exercised to purchase 12,500 shares of common stock for proceeds of $15,625.  In June 2013, warrants to purchase 143,750 shares of common stock expired.  The remaining warrants to purchase 178,750 shares of common stock expired as of September 30, 2013.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June, 2011 through September, 2013, the institutional investor purchased 5,352,671 shares of common stock for proceeds of $6,849,998.  The Company issued 103,330 shares of common stock as additional commitment fee, valued at $168,556, fair value, leaving 198,329 in reserve for additional commitment fees.  For the nine month ending September 30, 2013, the institutional investor purchased 1,628,386 shares of common stock for proceeds of $1,800,000 and the Company issued shares 27,153 of common stock as additional commitment fee, valued at $34,274, fair value.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next three years beginning November 1, 2011.  The expense recognized during 2012 and 2011 is $41,156 and $17,204.  In August 2013, options to purchase 62,500 shares of common stock forfeited.  For the three and nine month ending September 30, 2013 and 2012, the Company recognized a forfeiture credit of $6,822 and net expense of $13,531 and expense of $10,345 and $30,811.  As of September 30, 2013, options to purchase 87,500 shares of common stock are still outstanding.  During October, 2013, 38,350 options were exercised for proceeds of $38,734 and the remaining 49,150 options forfeited.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 50,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $37,486, fair value. The option expires in 5 years with 6,250 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $7,137 of expense.  In July 2013, the option to purchase 31,250 shares of common stock forfeited.  For the three and nine month ending September 30, 2013 and 2012, the Company recognized a forfeiture credit of $2,375 and net expense of $6,920 and expense of $2,413 and $2,413.  As of September 30, 2013, options to purchase 18,750 shares of common stock are still outstanding.   In October 2013, the options to purchase 18,750 shares of common stock forfeited.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2013, the board of directors approved a grant to a new employee of an option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  For the three month and nine month ending September 30, 2013, the Company recognized $10,218 and $23,768 of expense.  As of September 30, 2013, options to purchase 75,000 shares of common stock are still outstanding.

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  For the three month and nine month ending September 30, 2013, the Company recognized $1,207 and $2,007 of expense.  As of September 30, 2013, options to purchase 10,000 shares of common stock are still outstanding.

In May 2013, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.00 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $80,824, fair value. The option expires in 10 years with 25,000 vesting August 1, 2013, October 1, 2013 and quarterly thereafter.  The option is expensed over the vesting terms.  For the three month and nine month ending September 30, 2013, the Company recognized $28,272 and $40,081 of expense.  As of September 30, 2013, options to purchase 100,000 shares of common stock are still outstanding.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. The institutional investor did not purchase any shares as of September 30, 2013. During October and November, 2013, the institutional investor purchased 500,000 shares of common stock for proceeds of $478,500. During October and November, 2013, the Company issued 7,642 shares of common stock as additional commitment fee, valued at $7,882, fair value, leaving 392,358 in reserve for additional commitment fees.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During July 2013, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.90 per share for accounting services rendered commencing July 1, 2013.  The warrant was valued at $48,915 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting each month for the first eleven months and 8,337 vesting the twelfth month from date of grant.  The warrant expires in five years.  The expense is being recognized based on service terms of the agreement over a twelve month period.  For the three and nine month ending September 30, 2013, the Company recognized $12,329 of expense.  As of September 30, 2013, warrant to purchase 100,000 shares of common stock are still outstanding.

During August 2013, the Company issued an option to an employee to purchase 25,000 shares of common stock at a purchase price of $0.84 per share.  The option was valued at $17,852 using the Black-Scholes Option Pricing Formula.  The option expires in ten years and vests immediately.  The option is expensed over the vesting terms.  For the three and nine month ending September 30, 2013, the Company recognized $17,852 of expense.  As of September 30, 2013, the option to purchase 25,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to a director to purchase 50,000 shares of common stock at a purchase price of $0.84 per share.  The option was valued at $35,704 using the Black-Scholes Option Pricing Formula, vesting 20,000 options immediately and 10,000 options vesting in three equal quarterly installments commencing October 1, 2013.  The option expires in ten years.  The option is expensed over the vesting terms.  For the three and nine month ending September 30, 2013, the Company recognized $21,212 of expense.  As of September 30, 2013, the option to purchase 50,000 shares of common stock is still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2013: no dividend yield, expected volatility, based on the Company’s historical volatility, 109% to 113%, risk-free interest rate 0.94% to 1.86% and expected option life of three to ten years in 2013.

As of September 30, 2013, there was $400,918 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2015.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the three months ended September 30, 2013:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Avereage
	Shares	Price	Exercise Price

Outstanding, December 31, 2012	8,773,500	$0.25 - $1.75	$1.13

Granted	360,000	$0.84 - $1.16	$0.97
Expired	(1,522,500)	$0.73 - $1.25	$1.10
Forfeited	(93,750)	$0.93 - $1.01	$0.98
Exercised	(32,500)	$0.345 - $1.25	$0.69

Outstanding, September 30, 2013	7,484,750	$0.25 - $1.75	$1.13

Exercisable, September 30, 2013	6,753,813	$0.25 - $1.75	$1.15

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2013	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	6,753,813	2.72 Years	$1.15

NOTE 8 – RELATED PARTY

At September 30, 2013 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $54,206 and travel and office expense accruals of officers in the amount of $2,172.  At December 31, 2012 the Company had accrued salaries to two beneficial owners of $48,650, legal accrual to related party of $3,600 and travel and office expense accruals of officers in the amount of $3,356.

NOTE 9 – SUBSEQUENT EVENTS

In October 2013, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013.  The option was valued at $174,106 using the Black-Scholes Option Pricing Formula.  The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013.  The option is expensed over the vesting terms.

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

We are a development stage, organic nonlinear materials and electro-optical device company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Both types of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets such as, telecommunication, data communications, high-speed computing and photovoltaic cells. Secondarily, the Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

In August 2009, Photon-X, LLC commenced a compatibility study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators (bench top devices) were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary PerkinamineTM materials to extreme conditions that is typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine materials could successfully withstand each step of the fabrication process without damage.

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

In March 2011 the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) fabricated our first-ever all optical waveguides using Perkinamine and Perkinamine NRTM chromophores.  It is anticipated that LaNMP could use this device architecture to develop various all-optical devices including an all-optical transistor. This effort, starting with an all-optical switch, is being continued at the University of Colorado, Boulder through an agreement entered into in January 2013.

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

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver.  In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators.  The devices utilize an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating prototype devices.

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

In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators.  The devices utilize an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating prototype devices. These first-generation devices have achieved greater electro-optical activity and dramatically lower drive voltage than industry standard modulators based on inorganic materials.

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

They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating one of  our newly developed electro-optic polymer materials.  To date, we have completed phase one of the second-generation design, and the first set of optical structures that will be used as the basic building blocks of our unique telecommunications modulator. We intend to have a working bench-top prototype sometime during 2013 followed by fully packaged modulators for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

Datacomm/Telecomm Photonic Transceiver

We, along with our partners at the University of Colorado, Boulder, propose to develop multichannel integrated nanophotonic transceivers (Mints) for application in data communications. The transceiver consists of a silicon photonic chip fabricated with nonlinear polymer infused modulators (SOH), multiplexers, demultiplexers, detectors and grating fiber couplers to an external light source. The CMOS-compatible optical modulators are key components for future silicon-based photonic transceivers. Our solution, the silicon-organic hybrid (SOH) platform has been proposed and is being prototyped. In the SOH approach, the optical signal is guided by a silicon waveguide while an organic cladding provides the electro-optic effect.

Spatial Light Modulator

We have a development program to develop a Spatial Light Modulator with an outside manufacturer, Boulder Nonlinear Systems (BNS) utilizing certain Perkinamine chromophores.  A spatial modulator is a form of optical computer that can perform various advanced tasks, such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 to 60 times per second.

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

During 2011 Lincoln Park purchased 185,185 shares of common stock for proceeds of $200,000. During 2012 Lincoln Park purchased 3,539,100 shares of common stock for proceeds of $4,849,999.  Also, during 2012, we raised $444,400 from the exercise of options and warrants. For the nine months ending September 30, 2013, Lincoln Park purchased 1,628,386 shares of common stock for proceeds of $1,800,001.

Results of Operations

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2013 and 2012.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges and sale of electro-optic polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $997,760 and $969,797 for the three months ended September 30, 2013 and 2012, respectively, for an increase of $27,963.  This is primarily due to increases in research & development salaries and wages, laboratory materials and supplies, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, investor relations expenses, website design fees, and legal expenses offset by decreases in non-cash stock option and warrant amortization and general and administrative salaries and wages.

Included in our operating expenses for the three months ended September 30, 2013 was $580,403 for research and development expenses compared to $490,694 for the three months ended September 30, 2012, for an increase of $89,709. This is primarily due to increases in salaries and wages, laboratory materials and supplies, depreciation and laboratory electro-optic device prototype, development and outsourced testing expenses offset by a decrease in non-cash stock option and warrant amortization.

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

Wages and salaries increased $30,498 from $165,469 for the three months ended September 30, 2012 to $195,967 for the three months ended September 30, 2013 primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s new lab facility.  Accordingly, laboratory materials and supplies increased $8,758 from $20,717 for the three months ended September 30, 2012 to $29,475 for the three months ended September 30, 2013.  Also, laboratory electro-optic device prototype, development and outsourced testing expenses increased $101,130 from $61,861 for the three months ended September 30, 2012 to $162,991 for the three months ended September 30, 2013 as the Company expands its prototype development efforts.

During the second half of 2012, the Company leased additional laboratory space.  Depreciation expense increased $14,903 from $15,168 for the three months ended September 30, 2012 to $30,071 for the three months ended September 30, 2013 primarily due to the additional equipment purchased for the new lab facility.

Non-cash stock option amortization decreased $65,552 from $160,166 for the three months ended September 30, 2012 to $94,614 for the three months ended September 30, 2013.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $61,746 to $417,357 for the three months ended September 30, 2013 compared to $479,103 for the three months ended September 30, 2012. The decrease is due primarily to decreases in non-cash amortization of options and warrants and wages and salaries, offset by increases in investor relations expenses, legal expenses and website design fees.

Wages and salaries decreased $21,646 from $126,128 for the three months ended September 30, 2012 to $104,482 for the three months ended September 30, 2013.

Non-cash stock compensation decreased by $67,614 to $77,442 for the three months ended September 30, 2013 compared to $145,056 for the three months ended September 30, 2012.

Investor relations expenses increased by $11,214 from $400 for the three months ended September 30, 2012 to $11,614 for the three months ended September 30, 2013 in an effort to expand the Company’s exposure to a broader base of investors.

Legal fees increased $9,231 to $62,061 for the three months ended September 30, 2013 compared to $52,830 for the three months ended September 30, 2012.

Website design expenses increased $4,149 to $4,450 for the three months ended September 30, 2013 compared to $301 for the three months ended September 30, 2012 for the development of the new website.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $997,697 and $969,672 for the three months ended September 30, 2013 and 2012, respectively, for an increase of $28,025, primarily due to increases in research & development salaries and wages, laboratory materials and supplies, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, investor relations expenses, website design fees and legal expenses, offset by decreases in non-cash stock option and warrant amortization and general and administrative salaries and wages.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2013 and 2012.  The Company is in various stages of material evaluation and product development with potential customers and expects the next revenue stream to be in prototype devices, application and non-recurring engineering charges and sale of electro-optic polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $2,865,262 and $2,748,510 for the nine months ended September 30, 2013 and 2012, respectively, for an increase of $116,752. This increase in operating expenses was due primarily to increases in salaries and wages, laboratory lease rent, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, insurance expense, accounting, conferences, investor relations expenses and website design fees, offset by a decrease in non-cash stock option and warrant amortization.

Included in our operating expenses for the nine months ended September 30, 2013 was $1,566,901 for research and development expenses compared to $1,418,357 for the nine months ended September 30, 2012, for an increase of $148,544.  This is primarily due to increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, laboratory rent and depreciation offset by a decrease in non-cash stock option and warrant amortization.

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

Wages and salaries increased $137,729 from $435,432 for the nine months ended September 30, 2012 to $573,161 for the nine months ended September 30, 2013 primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s new lab facility.  Accordingly laboratory materials and supplies increased $23,705 from $42,004 for the nine months ended September 30, 2012 to $65,709 for the nine months ended September 30, 2013.  Also, laboratory electro-optic device prototype, development and outsourced testing expenses increased $93,429 from $237,182 for the nine months ended September 30, 2012 to $330,611 for the nine months ended September 30, 2013 as the Company expands its prototype development efforts.

During the second half of 2012, the Company leased additional laboratory space and rent expense increased accordingly $24,837 from $33,659 for the nine months ended September 30, 2012 to $58,496 for the nine months ended September 30, 2013.  Depreciation expense increased $50,551 from $30,895 for the nine months ended September 30, 2012 to $81,446 for the nine months ended September 30, 2013 primarily due to the additional equipment purchased for the new lab facility.

Non-cash stock compensation and stock option amortization decreased $179,796 from $501,047 for the nine months ended September 30, 2012 to $321,251 for the nine months ended September 30, 2013.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $31,792 to $1,298,361 for the nine months ended September 30, 2013 compared to $1,330,153 for the nine months ended September 30, 2012. The decrease is due primarily to a decrease in non-cash amortization of options and warrants offset by increases in wages and salaries, insurance expense, accounting expenses, conferences, investor relations expenses and website design fees.

Non-cash stock compensation and stock option amortization decreased $161,594 from $467,838 for the nine months ended September 30, 2012 to $306,244 for the nine months ended September 30, 2013.

In May 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its Executive Chairman of the board of directors and Chief Executive Officer.  As a result, wages and salaries increased $32,620 from $327,835 for the nine months ended September 30, 2012 to $360,455 for the nine months ended September 30, 2013.

Insurance expense increased $49,337 from $101,539 for the nine months ended September 30, 2012 to $150,876 for the nine months ended September 30, 2013.

Accounting fees increased $8,290 to $68,290 for the nine months ended September 30, 2013 compared to $60,000 for the nine months ended September 30, 2012 primarily for the implementation of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Conferences increased $8,030 to $9,060 for the nine months ended September 30, 2013 compared to $1,030 for the nine months ended September 30, 2012.

Investor relations expenses increased by $11,244 from $400 for the nine months ended September 30, 2012 to $11,644 for the nine months ended September 30, 2013 in an effort to expand the Company’s exposure to a broader base of investors.

Website design expenses increased $6,941 to $14,187 for the nine months ended September 30, 2013 compared to $7,246 for the nine months ended September 30, 2012 for the development of the new website.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) increased $83,956 to ($204,069) for the nine months ended September 30, 2013 from ($120,113) for the nine months ended September 30, 2012, relating primarily to the commitment fee associated with the resale of shares to an institutional investor of an amended agreement for resale during the corresponding nine-month period.

Net Loss

Net loss was $3,069,331 and $2,868,623 for the nine months ended September 30, 2013 and 2012, respectively, for an increase of $200,708, due primarily to primarily due to increases in salaries and wages, laboratory lease rent, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, insurance expense, accounting, conferences, investor relations expenses, website design fees, and commitment fee to institutional investor offset by a decrease in non-cash stock option and warrant amortization.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012.  See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2013, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, net cash used in operating activities was $1,971,040 and net cash used in investing activities was $167,297, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $1,822,525.  At September 30, 2013, our cash and cash equivalents totaled $2,621,067, our assets totaled $3,629,864, our liabilities totaled $383,855, and we had stockholders’ equity of $3,246,009.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $2,820,000of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2013. We continue to develop and test our next generation electro-optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes our initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Presently, our Company has a cash position of approximately $2,750,000; based upon our current cash position and expenditures of approximately $235,000 per month and no debt service, management believes we have sufficient funds currently to finance our operations through October 2014.  We plan to continue obtaining additional financing, now and in the future, until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011. The stock purchase agreement expires in December 2013. In June 2013 we signed our new stock purchase agreement with Lincoln Park to sell up to $20 million of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in October 2013covering the resale of the shares that may be issued to Lincoln Park pursuant to the new stock purchase agreement.  Pursuant to both agreements, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreements, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide our Company with sufficient funds to maintain its operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.  We cannot assure you that we will meet the conditions of the stock purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

We expect that our cash used in operations will increase during the remainder of 2013 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the nine months ended September 30, 2013

Net cash used in operating activities was $1,971,040 for the nine months ended September 30, 2013, primarily attributable to the net loss of $3,069,331 adjusted by $108,868 in warrants issued for services, $518,627 in options issued for services, $204,274 in common stock issued for services, $93,441 in depreciation expenses and patent amortization expenses, ($55,446) in prepaid expenses and $228,527 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $167,297 for the nine months ended September 30, 2013, consisting of $61,216 for intangibles and $106,081 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $1,822,525 for the nine months ended September 30, 2013 and consisted of $1,800,000 proceeds from resale of common stock to an institutional investor and $22,525 from the exercise of warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2                      Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

July 2013	Warrant – right to buy 100,000 shares of common stock at $0.90 per share issued for services. The warrant was valued at $48,915 using the Black-Scholes Option Pricing Formula.

August 2013	Option – right to buy 25,000 shares of common stock at $0.84 per share issued for services. The option was valued at $17,852 using the Black-Scholes Option Pricing Formula.

August 2013	Option – right to buy 50,000 shares of common stock at $0.84 per share issued for services. The option was valued at $35,704 using the Black-Scholes Option Pricing Formula.

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

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2013

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:	November 14, 2013