Form 10-K
period 2013-12-31
Lightwave Logic, Inc.
filed 2014-03-31
CIK 1325964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 0-52567

Lightwave Logic, Inc.
(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1831 Lefthand Circle, Suite C, Longmont, CO	80501
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 720-340-4949

Securities registered pursuant to Section 12(b) of the Act

Title of each class registered	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $38,193,179 as of June 30, 2013.

As of March 31, 2014, there were 53,080,469 shares outstanding of the registrant’s common stock, $.001 par value.

i

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

ii

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

Our principal executive office is located at 1831 Lefthand Circle, Suite C, Longmont, CO 80501, and our telephone number is (720) 340-4949. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Overview

We are a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

Our Business

Lightwave Logic, Inc. is developing a new generation of advanced organic nonlinear materials to be used to make electro-optic polymers and non-linear all-optical polymers and photonic devices that utilize them. These polymer-based materials, when used in modulators or waveguide structures, can convert high-speed electronic signals into optical (light) signals for use in communications systems, high-speed data transfer or advanced high speed computing. In the case of nonlinear all-optical polymers, certain of our Company’s materials can be used in devices that use light waves to switch other light waves, in other words, have third-order properties.

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

For the past two decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T Bell Labs, Honeywell and 3M, as well as numerous universities and U.S. Government Agencies, have been attempting to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications. These efforts have largely been unsuccessful due, in our opinion, to the industry's singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic polymers.

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

None of our patented molecular designs rely on the BLA polyene chain design model.

Our Intellectual Property

Issued U.S. Patents:

US 7 919 619	-	Heterocyclical Chromophore Architectures (Granted April 5, 2011)
US 7 894 695	-	Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted – February 22, 2011)
US 8 269 004	-	Heterocyclical Chromophore Architectures (Granted September 18, 2012)
US 8 298 326	-	Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted- October 30, 2012)

Issued Australian Patents:

AU 2005302506	-	Heterocyclical Chromophore Architectures (Granted November 29, 2012)

Allowed Japanese Patents:

JP 539187/2007	-	Heterocyclical Chromophore Architectures (Granted March 19, 2013)

We have twenty-six pending patent applications (including six patent families with applications in Australia, Canada, China, European Patent Office, Japan and the U.S. based on the PCT and U.S. applications below) in the field of nonlinear optic chromophore design as follows:

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

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2- dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with our new design partner was started in late 2011. This research and development program continued through 2013, and was completed the end of the third quarter of 2013.  The results of this study gave us a guide on how to move forward with the design of our prototype spatial light modulator. The second phase of the program is under review and we expect to start the second phase sometime the second half of 2014.

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

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  This application is presently on hold while Celestech continues to engage its customer on its schedule and budget priorities. Additionally, we worked on three other applications with Celestech, two of which are in white paper design stage. Development of these applications continued through 2013. If these projects move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

In October of 2010 we announced the results of testing performed by Lehigh University that demonstrated the third-order non-linear properties of our proprietary molecules in the Perkinamine NRTM chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at rates of 1 THz (terahertz). Additional testing at Lehigh University of the Company’s other PerkinamineTM class of materials demonstrated third-order non-linear properties, which may have utility in all optical switches.

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

In March 2011, we entered into a research and development agreement with the City University of New York’s (“CUNY”) Laboratory for Nano Micro Photonics (LaNMP) to develop third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. The agreement ran through the end of 2011. The goal of the project was to fabricate and test slot waveguides embedded with two types of nonlinear optical polymers obtained from our Company. These two polymers were PerkinamineTM and Perkinamine NRTM. In CUNY’s final report it showed they successfully demonstrated that the PerkinamineTM and Perkinamine NRTM survived their 170o C processing temperature without degradation. According to their report, they were successful in one processing run wherein they showed the possibility to realize waveguides with very smooth sidewalls. Reflectivity measurements carried out under optical pumping showed phase shift in the PerkinamineTM material. We are continuing research in this area with the University of Colorado, Boulder.

In March 2011 we announced a two-year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our PerkinamineTM class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infrared into the near ultraviolet. We have subsequently ended our relationship with the University.

In December 2011, we announced the discovery of a new material named Perkinamine IndigoTM.  We believe this represents a major advancement in the field of organic nonlinear optical materials. These were initial results and we have much to learn about how to harness full potential of Perkinamine IndigoTM. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability.  Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics. More recent measurements have shown an electro-optical effect closer to 100 picometers per volt in a 500 nm thin films. We continued the development work to better understand these results. In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve its ability to generate more powerful organic, nonlinear electro-optical (EO) polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

 In June 2012 we opened a new internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This new lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthetic chemistry in much more tightly controlled conditions. Additionally, we equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.

 In July 2012 we entered into an agreement with The University of Colorado, Boulder to conduct analytical testing and to carry out studies that will give a better understanding of the properties of a new class of composite organic electro-optic materials. This class of materials is our Perkinamine IndigoTM. The processing and measurements were carried out primarily at the university’s Guided Wave Optics Laboratory (GWOL). The work was completed in close collaboration with Company personnel. It was determined a new synthetic chemistry and material process methodology was needed for consistent and repeatable results. That methodology was announced in January 2014.

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

 In February 2013 we delivered to a potential large system supplier customer prototype devices that were coated with our advanced organic nonlinear electro-optical polymer, Perkinamine IndigoTM. Tests conducted by the University of Colorado, Boulder on coupons coated with the material demonstrated R33 measurements from 100-125 picometers per volt, as measured by the University of Colorado which exceeded the potential large system supplier customer's stated requirements.

 In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver.  In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group, we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators.  The devices utilize an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating devices.

 In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed.  We are working with our potential customer utilizing our PerkinamineTM family of chromophores in a number of host polymers and will evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application.

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

 In November 2013, preliminary testing and initial data on our SOH slot waveguide modulators demonstrated several promising characteristics. The tested SOH chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate.  In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide.  With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial data rates exceeded 30-35 Gb/sec in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.

In January 2014 we created a new methodology to combined multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical (EO) polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

 In February 2014 we received our first purchase order for our advanced organic nonlinear electro-optic (EO) polymer from Boulder Nonlinear Systems (BNS) of Boulder, Colorado in connection with the development of a next generation LADAR system. A LADAR system is a radar system that utilizes a pulse laser to calculate the distance to a target, but is also capable of rendering a 3-D image.

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and has released the completed chip design to the OpSIS Center at the University of Delaware who will be producing initial silicon chips.  Delivery of the chips is expected in early summer 2014, which will be used for qualification and testing. The OpSIS Center at the University of Delaware will be providing us with chips that we will process with various combinations of our electro-optic polymer systems.  The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

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

Our Business Strategy

The Company has recently revised its business strategy from a materials only approach into a dual path strategy that also includes developing devices, components and potentially sub-systems. Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

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

Develop a Comprehensive Marketing Plan

We are presently building a sales and marketing plan and have engaged a consultant dedicated to developing customers and multiple distribution channels for our products. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales organizations, such as electro-optic component representatives and distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

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

In November 2011 we retained Dr. Louis C. Glasgow as our Chief Technology Officer. For seven years Dr. Glasgow worked at Corning, Inc. as the Director of Organic Technology. Prior to that, Dr. Glasgow spent 28 years working at DuPont in various capacities, his last being Director of Innovation. In May 2013 Dr. Glasgow resigned as Chief Technology Officer and now serves as Senior Technical Advisor to the Company, a non-executive position.

In December 2011, we retained Dr. Frederick Leonberger, PhD as our Senior Advisor.  Dr Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. We previously retained EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, as a consultant to the Company. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop. Starting January 2013, Dr. Leonberger also serves as an advisor to our Board of Directors.

In March 2013 we retained Mr. Lou Bintz as our Manager of Product Development. In June 2013 Mr. Bintz was promoted to Vice President of Product Development, a non-executive position. Mr. Bintz brings almost two decades of experience in research and business development activities involving fiber and polymer optical sensors, electro-optic modulators, high power laser diodes, HDTV CRT systems, and OLED design fabrication and testing. His technical management experience includes principal investigator for a USAF electro-optic polymer modulator government contract, group leader of image quality and electron deflection units for Philips Global USA, and engineering manager of process development at Nlight Photonics. He was an original member of Lumera Photonics and was the lead photonic device scientist whose duties included device design and modeling capabilities, optical testing specification and build out of optical test and characterization facilities, as well complete ground up build out of class 100 clean room electro-optic waveguide fabrication facilities. Mr. Bintz has strong experience in six sigma based lean manufacturing methodologies & management of high volume production environments, and holds six US patents and four international patents in the field of electro-optic photonic device design and fabrication. He received his B.S. in engineering physics and M.S. in electrical engineering degrees from the University of Colorado, Boulder.

In February 2014 we retained Dr. Ashok Shenvi as part of our technology team as Senior Principal Investigator. Dr. Shenvi received his Ph.D. from Stanford University and a M.Sc. from the Indian Institute of Technology in Bombay, India. Dr. Shenvi has over 30 years of experience working in medicinal and organic chemistry at Astra Zeneca Pharmaceuticals and central research at E. I. DuPont Company. Dr. Shenvi has authored 37 scientific publications and presentations, and has been granted 20 patents.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Included in our operating expenses for the year ended December 31, 2013 was $2,068,050 for research and development expenses compared to $2,489,747 for the year ended December 31, 2012, for a decrease of $421,697.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed materials in the PerkinamineTM family.  We intend to have a working bench-top prototype sometime during 2014 followed by fully packaged modulators for commercial marketing. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

Datacomm/Telecomm Photonic Transceiver

We along with our partners at the University of Colorado at Boulder (UCB) propose to develop multichannel integrated nanophotonic transceivers (MINTS) for application in data communications. The transceiver consists of a silicon photonic chip fabricated with nonlinear polymer infused modulators (SOH), multiplexers, demultiplexers, detectors and grating fiber couplers to an external light source. The CMOS-compatible optical modulators are key components for future silicon-based photonic transceivers. Our solution, the silicon-organic hybrid (SOH) platform has been proposed and is being prototyped. In the SOH approach, the optical signal is guided by a silicon waveguide while an organic cladding provides the electro-optic effect.

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

Our Competition

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, JDSU, Oclaro, NeoPhotonics, OpLink, CyOptics. Additional the five largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are JDSU, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

We consider GigOptix, Inc., as our primary competitor.  They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed at the University of Washington. GigOptix recently established a joint venture with CPqD.

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

In January of 2014 we moved our Corporate Headquarters as well as our optical testing facility to Longmont, Colorado in order to be closer to our development partners.  In the near future, clean-room capability will also be constructed there to establish prototype development capabilities for the Company.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $3,912,326 for the year ended December 31, 2013 and $4,556,538 for the year ended December 31, 2012. We anticipate that we will continue to incur operating losses through at least 2014.

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

Our independent auditors have included an explanatory paragraph in their audit report issued in connection with our financial statements that states that our ability to continue as a going concern is dependent upon our ability to successfully complete our development program and, ultimately, attain profitable operations, which is dependent upon future events, including obtaining adequate financing to fulfill our development activities. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We cannot assure you that we will be able to secure the necessary financing and/or equity investment or achieve an adequate sales level.

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

We will require additional capital to continue to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through September 2014; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than the Lincoln Park Capital Fund, LLC (“Lincoln Park”) financing transaction (described in the paragraph below), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

In June 2013, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park, under which we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our registered common stock over a 30-month period. If we make sales of our common stock under the Purchase Agreement, we would be able to fund our operations for a longer period of time. However, the extent to which we will rely on the Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Lincoln Park does not have the obligation to purchase any shares of our common stock on any business day that the price of our common stock is less than $1.00 per share.

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

Under the Purchase Agreement, we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our common stock over a 30-month period.  On any trading day selected by us, we may sell shares of common stock to Lincoln Park in amounts up to 100,000 shares per regular sale (“Regular Purchases”), which may be increased to up to 200,000 shares depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $20,000,000.  If the market price of our common stock is not below $2.00 per share on the purchase date, then the Regular Purchase amount may be increased to 150,000 shares.  If the market price is not below $2.50 per share on the purchase date, then the Regular Purchase amount may be increased to 200,000 shares.  Although there are no upper limits on the per share price Lincoln Park may pay to purchase our common stock, the Company may not sell more than $500,000 in shares of common stock to Lincoln Park per Regular Purchase.

In addition to Regular Purchases, we may in our sole discretion direct Lincoln Park on each purchase date to make “accelerated purchases” on the following business day up to the lesser of (i) two (2) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the accelerated purchase date at a purchase price equal to the lesser of (i) the closing sale price on the accelerated purchase date and (ii) 93% of the accelerated purchase date’s volume weighted average price.

The purchase price of the shares related to the Purchase Agreement will be based on the prevailing market prices of the Company’s shares of common stock, which shall be equal to the lesser of the lowest sale price of the common shares during the purchase date and the average of the three (3) lowest closing sale prices of the common shares during the twelve (12) business days prior to the purchase date without any fixed discount. However, Lincoln Park shall not have the right or the obligation to purchase any shares of our common stock pursuant to a Regular Purchase on a purchase date where the closing sale price on the purchase date is below $1.00.  To the extent that the closing sale price of our common stock is below $1.00 per share on a purchase date, we would not receive any proceeds under the Purchase Agreement for that day.

Depending on the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park for the maximum $20,000,000 over the term of the Purchase Agreement. In addition, we only registered up to 10,000,000 shares of our common stock in connection with the Purchase Agreement, which includes 200,000 shares previously issued to Lincoln Park as initial commitment shares.  Assuming a purchase price of $1.00 per share, which is the minimum purchase price at which shares can be sold under the Purchase Agreement, and the issuance to Lincoln Park of 9,800,000 additional shares under the Purchase Agreement, which would be comprised of 9,400,000 shares purchased at $1.00 per share and 400,000 shares issued as additional pro rata commitment shares for no additional consideration, the proceeds to us would only be $9,400,000. In the event we elect to issue more than 9,800,000 shares, we would be required to file a new registration statement and have it declared effective by the SEC.

The sale of shares of our common stock to Lincoln Park under the Purchase Agreement may cause substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

Under the Purchase Agreement, we may sell to Lincoln Park, from time to time and under certain circumstances, up to $20,000,000 of our common stock over approximately 30 months commencing in October 2013. Generally, with respect to the Purchase Agreement, we have the right, but no obligation, to direct Lincoln Park to periodically purchase up to $20,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances.

We also agreed to issue to Lincoln Park up to an aggregate of 600,000 shares of common stock as a fee for Lincoln Park’s commitment to purchase our shares under the Purchase Agreement. Of these commitment shares, we issued 200,000 shares upon entering into the Purchase Agreement. The remaining 400,000 commitment shares are issuable to Lincoln Park on a pro rata basis as additional purchases are made under the Purchase Agreement.

Depending upon market liquidity at the time, sales of shares of our common stock to Lincoln Park may cause the trading price of our common stock to decline. Lincoln Park may ultimately purchase all, some or none of the $20,000,000 of common stock under the Purchase Agreement, and after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park, and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2013, we have outstanding options and warrants to purchase an aggregate of 7,146,000 shares of our common stock at exercise prices ranging from $0.25 per share to $1.75 per share with a weighted average exercise price of $1.16 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

We have generated no significant sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

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

Products as complex as those we intend to market might contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to sell our products. If our products experience defects, we may need to undertake a redesign of the product, a process that may result in significant additional expenses.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There is no assurance that problems will not be found in new products after commencement of commercial production, despite testing by our suppliers, our customers and us.

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

There Is A Limited Market For Our Common Stock Which May Make It More Difficult For You To Sell Your Stock.

Our Company’s common stock is quoted on the OTC Market (OTCQB) under the symbol "LWLG." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

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

Our Company’s Stock Price May Be Volatile.

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	Technological innovations or new products and services by our Company or our competitors;
•	Additions or departures of key personnel;
•	Sales of our Company’s common stock;
•	Our Company’s ability to integrate operations, technology, products and services;
•	Our Company’s ability to execute our business plan;
•	Operating results below expectations;

•	Loss of any strategic relationship;
•	Industry developments
•	Economic and other external factors; and
•	Period-to-period fluctuations in our Company’s financial results.

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

Our executive and business office headquarters are located at 1831 Lefthand Circle, Suite C, Longmont, CO 80501. We coordinate our operations, optical device design, optical laboratory, thin films laboratory and clean room, and market our services from this space. The rent and operating expenses (NNN) for this space during the lease’s first 12 months is $41,182, as a result of the abatement of the first three months rent.

We also lease approximately 2,000 square feet of laboratory space at 1 Innovation Way, Newark, Delaware 19711, which we utilize to operate an organic synthesis and thin-films laboratory.  Our annual rent for this space is $69,914. We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. Our annual rent for this space is $9,869.

Item 3.	Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is traded on the OTCQB under the symbol “LWLG”. The following table set forth below lists the range of high and low bids for our common stock for our two most recent fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions or a liquid trading market.

		High	Low

2012	1st Quarter	$2.85	$1.61
	2nd Quarter	$1.52	$0.86
	3rd Quarter	$0.96	$0.831
	4th Quarter	$1.21	$0.825

2013	1st Quarter	$1.65	$0.83
	2nd Quarter	$1.55	$0.83
	3rd Quarter	$0.94	$0.74
	4th Quarter	$1.11	$0.69

As of March 31, 2014, we have a total of 53,080,469 shares of common stock outstanding, held by approximately 283 record shareholders.  We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2013.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,599,500	$1.19	1,191,600
Equity compensation plans not approved by security holders (2)	1,546,500	$1.04	0
Total	7,146,000	$1.16	1,191,600

1.	Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to that plan.
2.	Comprised of common stock purchase warrants we issued for services.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

March 2013	Warrant Exercise – 12,500 shares of common stock at $1.25 per share for aggregate proceeds of $15,625.

June 2013	Warrant Exercise – 20,000 shares of common stock at $0.345 per share for aggregate proceeds of $6,900.

Securities issued for services

Date	Security

July 2013	Warrant - 100,000 shares of common stock at $0.90 per share for services.

Securities issued pursuant to our Employee Stock Plan

Date	Security

March 2013	Stock options - 75,000 shares of common stock at $1.16 per share.

May 2013	Stock options - 10,000 shares of common stock at $1.03 per share.

May 2013	Stock options - 100,000 shares of common stock at $1.00 per share.

August 2013	Stock options – 75,000 shares of common stock at $0.84 per share.

October 2013	Stock options - 200,000 shares of common stock at $0.93 per share.

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

Overview

We are a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius.  Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. In December 2011 one of our non-linear optical polymers, Perkinamine IndigoTM demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt on 1.5-micron films with excellent thermal and photo stability. Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We continued our development program on Perkinamine IndigoTM to better understand the properties that gave us the results reported in December 2011.  More recent measurements have shown an electro-optical effect closer to 100 picometers per volt in a 500 nm thin films. We are continuing to perform development work to better understand these results. In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical (EO) polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

Our non-linear all optical polymers have demonstrated resonantly enhanced third-order properties about 2,630 times larger than fused silica, which means that they are very photo-optically active in the absence of an RF layer.  In this way they differ from our electro-optical polymers and are considered more advanced next-generation materials.

Our revenue model relies substantially on the assumption that we will be able to successfully develop non-linear polymer materials and photonic device products, which will use non-linear all-optical and electro-optic polymers for applications within the industries named below. When appropriate, we intend to create specific materials for each of these applications and use our proprietary knowledge base to continue to enhance its discoveries.

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

Some of our more significant milestones that we achieved during 2013 and the first quarter of 2014 include:

In February 2013 we delivered to a potential large system supplier customer prototype devices that were coated with our advanced organic nonlinear electro-optical polymer, Perkinamine IndigoTM. Tests conducted by the University of Colorado, Boulder on coupons coated with the material demonstrated consistent R33 measurements from 100-125 picometers per volt at 1550 nm, which as tested by the University of Colorado exceeded the potential large system supplier customer's stated requirements.

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver.   In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators.  The devices utilize an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating devices.

In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed.  We are working with our potential customer utilizing our Perkinamine family of chromophores in a number of host polymers and will evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application.

In April 2013 Japan granted our Company Japanese Patent No. 5241234 entitled Heterocyclical Chromophore Architectures.  This patent protects the unique molecular structures that give our chromophores the thermal stability necessary to withstand CMOS processing temperatures without compromising electro-optical effects.

In June 2013 we signed a new agreement with Lincoln Park to sell up to $20 million of common stock.  Under the agreement subject to certain conditions and at our sole discretion, Lincoln Park has committed to invest up to $20 million in the Company’s common stock over a 30-month period.  In October 2013 the U.S. Securities and Exchange Commission declared effective our registration statement covering the resale of the shares that may be issued to Lincoln Park.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock.

In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators. The devices utilize an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013 we confirmed the functionality of the SOH slot waveguide modulators as operating prototype devices. These first-generation devices have achieved greater electro-optical activity and dramatically lower drive voltage than industry standard modulators based on inorganic materials.

In November 2013 preliminary testing and initial data on our SOH slot waveguide modulators demonstrated several promising characteristics. The tested SOH chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate.  In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide.  With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial data rates exceeded 30-35 Gb/sec in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.

In February 2014 we received our first purchase order for our advanced organic nonlinear electro-optic (EO) polymer from Boulder Nonlinear Systems (BNS) of Boulder, Colorado in connection with the development of a next generation LADAR system. It is a radar system that utilizes a pulse laser to calculate the distance to a target, but is also capable of rendering a 3-D image.

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and have released the completed chip design to the OpSIS Center at the University of Delaware who will be producing initial silicon chips.  Delivery of the chips is expected in early summer 2014, which will be used for qualification and testing. The OpSIS Center at the University of Delaware will be providing us with chips that we will process with various combinations of our electro-optic polymer systems.  The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

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

In an effort to maximize our future revenue stream from our non-linear all-optical and electro-optic polymer products, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

•	Develop non-linear all-optical and electro-optic polymers and photonic devices;
•	Continue to develop proprietary intellectual property;
•	Streamline our product development process;
•	Develop a comprehensive marketing plan;
•	Maintain/develop strategic relationships with government agencies, private firms, and academic institutions; and
•	Continue to attract and retain high-level science and technology personnel to our Company.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development that utilize our organic nonlinear optical materials.

They include:

•	datacomm/telecomm photonic transceiver
•	telecommunications modulator
•	spatial light modulator
•	optical filter
•	all-optical switch
•	multi-channel optical modem

Additionally, we must create an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2013 we received $2,351,008 in cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of fiscal 2013 to fiscal 2012

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2013 and 2012.  The Company is in various stages of material development and evaluation, and product development with potential customers and expects the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $3,700,437 and $4,426,164 for the years ended December 31, 2013 and 2012, respectively, for a decrease of $725,727.  This decrease in operating expenses was due primarily to a decrease in non-cash stock option and warrant amortization, offset by increases in research and development salaries and wages, laboratory lease rent, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, investor relations expenses, insurance expense, legal expenses, accounting, conferences, SEC related filing fees and website design fees.

Included in our operating expenses for the year ended December 31, 2013 was $2,068,050 for research and development expenses compared to $2,489,747 for the year ended December 31, 2012, for a decrease of $421,697.  This is primarily due to a decrease in non-cash stock option and warrant amortization offset by increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, laboratory rent and depreciation.

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

Wages and salaries increased $176,401 from $592,976 for the year ended December 31, 2012 to $769,377 for the year ended December 31, 2013 primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s new lab facility.  Accordingly laboratory materials and supplies increased $21,534 from $59,219 for the year ended December 31, 2012 to $80,753 for the year ended December 31, 2013.  Also, laboratory electro-optic device prototype, development and outsourced testing expenses increased $128,640 from $267,745 for the year ended December 31, 2012 to $396,385 for the year ended December 31, 2013 as the Company expands its prototype development efforts.

During the second half of 2012, the Company leased additional laboratory space and rent expense increased accordingly $24,431 from $53,563 for the year ended December 31, 2012 to $77,994 for the year ended December 31, 2013.  Depreciation expense increased $58,834 from $51,790 for the year ended December 31, 2012 to $110,624 for the year ended December 31, 2013 primarily due to the additional equipment purchased for the new lab facility.

Non-cash stock compensation and stock option amortization decreased $823,189 from $1,277,924 for the year ended December 31, 2012 to $454,735 for the year ended December 31, 2013.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $304,030 to $1,632,387 for the year ended December 31, 2013 compared to $1,936,417 for the year ended December 31, 2012.  The decrease is due primarily to a decrease in non-cash amortization of options and warrants offset by increases in investor relations expenses, insurance expense, legal expenses, accounting expenses, conferences, SEC related filing fees and website design fees.

 Non-cash stock compensation and stock option amortization decreased $460,110 from $816,123 for the year ended December 31, 2012 to $356,013 for the year ended December 31, 2013.

Investor relations expenses increased by $35,492 from $1,073 for the year ended December 31, 2012 to $36,565 for the year ended December 31, 2013 in an effort to expand the Company’s exposure to a broader base of investors.

Insurance expense increased $49,530 from $147,083 for the year ended December 31, 2012 to $196,613 for the year ended December 31, 2013.

Legal fees increased $19,557 to $193,419 for the year ended December 31, 2013 compared to $173,862 for the year ended December 31, 2012.

Accounting fees increased $9,190 to $89,590 for the year ended December 31, 2013 compared to $80,400 for the year ended December 31, 2012 primarily for the implementation of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Conferences increased $8,371 to $9,401 for the year ended December 31, 2013 compared to $1,030 for the year ended December 31, 2012.

SEC related filing fees increased $6,887 to $29,348 for the year ended December 31, 2013 compared to $22,461 for the year ended December 31, 2012.

Internet and website expenses increased $5,010 to $15,050 for the year ended December 31, 2013 compared to $10,040 for the year ended December 31, 2012 for the development of the new website.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) increased $81,514 to ($211,889) for the year ended December 31, 2013 from ($130,375) for the year ended December 31, 2012, relating primarily to the commitment fee associated with the resale of shares to an institutional investor of an amended agreement for resale during the corresponding twelve-month period.

Net Loss

Net loss was $3,912,326 and $4,556,538 for the years ended December 31, 2013 and 2012, respectively, for a decrease of $644,212, due primarily to a decrease in non-cash stock option and warrant amortization, offset by increases in commitment fee to institutional investor, research and development salaries and wages, laboratory lease rent, depreciation, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, investor relations expenses, insurance expense, legal expenses, accounting, conferences, SEC related filing fees and website design fees.

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

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2013 and 2012: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 107% to 113% in 2013 and between 77% and 217% in 2012, risk-free interest rate between 0.94% to 1.86% in 2013 and between 0.13% and 2.26% in 2012 and expected option life of 3 to 10 years in 2013 and 2 to 10 years in 2012.

As of December 31, 2013, there was $384,591 of unrecognized compensation expense related to non-vested market-based share awards that are expected to be recognized through October 2016.

Liquidity and Capital Resources

During the year ended December 31, 2013, net cash used in operating activities was $2,838,030 and net cash used in investing activities was $179,153, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2013 was $2,351,008.  At December 31, 2013, our cash and cash equivalents totaled $2,270,704, our assets totaled $3,244,808, our liabilities totaled $122,176, and we had stockholders’ equity of $3,122,632.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $3,240,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2014.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through September 2014, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

 In May 2011 we signed our stock purchase agreement with Lincoln Park whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in June 2011. The stock purchase agreement expired in December 2013. In June 2013 we signed our new stock purchase agreement with Lincoln Park to sell up to $20 million of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in October 2013.  Pursuant to the new stock purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide our Company with sufficient funds to maintain its operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.  We cannot assure you that we will meet the conditions of the stock purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

 There are no trading volume requirements or restrictions under the new stock purchase agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the purchase agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. We may terminate the stock purchase agreement at any time, at our discretion, without any penalty or cost to us. Lincoln Park may not assign or transfer its rights and obligations under stock the purchase agreement.

We expect that our cash used in operations will increase during 2014 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2013

Net cash used in operating activities was $2,838,030 for the year ended December 31, 2013, primarily attributable to the net loss of $3,912,326 adjusted by $135,851 in warrants issued for services, $674,897 in options issued for services, $212,156 in common stock issued for services, $126,773 in depreciation expenses and patent amortization expenses, ($42,229) in prepaid expenses and ($33,152) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used in investing activities was $179,153 for the year ended December 31, 2013, consisting of $69,875 in cost for intangibles and $109,278 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $2,351,008 for the year ended December 31, 2013 and consisted of $2,278,500 proceeds from resale of common stock to an institutional investor and $72,508 from the exercise of options and warrants.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term as a Director

Thomas E. Zelibor	59	Chair of the Board of Directors; Chief Executive Officer	1 year
James S. Marcelli	66	Director; President; Chief Operating Officer	1 year
Andrew J. Ashton	40	Director; Senior Vice President; Secretary	1 year
Terry Turpin	71	Optical Computing Expert(1)	---
William C. Pickett, III	70	Director	1 year
Joseph A. Miller	72	Director	1 year
Ronald A Bucchi	58	Director	1 year
Siraj Nour El-Ahmadi	49	Director	1 year

(1)
Our Optical Computing and signal processing expert is not an executive officer position, but our Company anticipates that Mr. Turpin’s expertise in optical computing and his respect in the optical computing community will significantly contribute to the development of our Company.

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

Mr. James S. Marcelli. Mr. Marcelli has served as an officer and director of our Company since August 2008. Since May 2012 Mr. Marcelli has served as our Company’s President and Chief Operating Officer. Previously, from August 2008 to April 2012, Mr. Marcelli served as our President and Chief Executive Officer. Mr. Marcelli is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation, and also serves as our Company’s principal financial officer. Since 2000, Mr. Marcelli has served as the president and chief executive officer of Marcelli Associates, a consulting company that offers senior management consulting, mentoring, and business development services to start-up and growth companies. Business segments Mr. Marcelli has worked with included an Internet networking gaming center, high-speed custom gaming computers, high tech manufacturing businesses and business service companies.

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

Mr. Siraj Nour El-Ahmadi. Mr. El-Ahmadi has served as a director of our Company since October 2, 2013. Since 2004, Mr. El-Ahmadi has served as Founder, President and Chief Executive Officer of Menara Networks, a developer of innovative products and solutions that simplify layered optical transport networks. Mr. El-Ahmadi has over 17 years of experience in optical transmission in particular and the telecom industry in general. Prior to founding Menara, Mr. El-Ahmadi served as Vice President-Marketing & Product Management at Nortel where he was responsible for the OPTera LH 4000 ULR product (acquired from Qtera) that achieved over $200M in revenues in its first two years. Prior to that, Mr. El-Ahmadi was the Product Architect & Vice President of Product Management at Qtera Corporation, a successful technology start-up acquired by Nortel in 2000 for $3.25 billion. Mr. El-Ahmadi also held a Senior Manager position at Bell Northern Research and worked as a Transmission Engineer at WilTel (WorldCom) where he evaluated and deployed the world first bidirectional EDFA and bi-directional WDM transmission. Mr. El-Ahmadi holds a BS and MS in Electrical Engineering from the University of Oklahoma, is a member of Eta Kappa Nu and is the inventor of 11 patents, issued or pending, in the area of optical communications. He has authored a number of publications and is a frequent speaker at telecom and optical networking events and conferences.

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

Code of Ethics

Our Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s employees, including its principal executive officer and principal accounting officer. A copy of our Code of Ethics is available for review on the “Investors” page of our Company’s website www.lightwavelogic.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on June 28, 2013.

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

Our audit committee is comprised of Ronald A. Bucchi, William C. Pickett, III, Joseph A Miller, Jr. and Siraj Nour El-Ahmadi. Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. Mr. Bucchi is an independent director, as defined below in Certain Relationships and Related Transactions, and Director Independence.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Thomas E. Zelibor	2013	217,128	0	0	229,480	0	446,608
CEO, Chmn. of the Board (1)	2012	140,000	0	1,607	610,922	5,100	757,629

James S. Marcelli	2013	208,290	0	0	60,399	0	268,689
President, COO, Director (2)	2012	200,000	0	0	347,243	0	547,243

1.
Mr. Zelibor has served as our Chief Executive Officer since May 1, 2012; and prior to that time, he served as a non-executive member of our Board of Directors. Pursuant to an employment agreement, effective May 1, 2012, Mr. Zelibor receives a salary of $17,500 per month and an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share.  The employment agreement was amended on August 29, 2013, and effective September 1, 2013, his receives a salary of $18,750 per month.  The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012.  On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009.  On November 9, 2012 the options were extended to July 10, 2015.  On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share.  The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009.  On November 9, 2012 the options were extended to August 28, 2015. On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share.  The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011.  On December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share.  The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011.  The values described in column (e) reflect shares of common stock for services related to our Operation Committee prior to May 1, 2012, the values described in column (f) reflect vested Options and the values described in column (i) reflect consulting fees paid to Mr. Zelibor prior to May 1, 2012. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

2.
Mr. Marcelli served as our Chief Executive Officer and President from August 1, 2008 to April 30, 2012; and has served as our President and Chief Operating Officer since May 1, 2012. Pursuant to an employment agreement, effective August 1, 2010, and subsequently amended, Mr. Marcelli receives a salary of $16,667 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010. Effective August 1, 2013, Mr. Marcelli receives a salary of $17,917 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share.  The options vest in equal installments of 25,000 options with the first installment vesting on August 1, 2013 and the remaining installments vesting quarterly commencing on October 1, 2013.  Pursuant to a previous employment agreement, Mr. Marcelli received, among other things, an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008. On November 9, 2012 the options were extended to July 31, 2015.  Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer.  The values described in column (f) reflect vested Options. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2013, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options(#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Thomas E. Zelibor	100,000	0	--	1.75	7/10/15	--	--	--	--
CEO, Chairman of the Board(1)(3)	150,000	0	--	1.42	8/28/15	--	--	--	--
	100,000	0		1.00	12/12/15	--	--	--	--
	187,500	62,500		1.01	12/19/16
	500,000	0		1.69	4/30/22

James S. Marcelli	100,000	--	--	1.50	7/31/15	--	--	--	--
President, COO,	1,050,000	--	--	1.75	7/31/15	--	--	--	--
Director(2)(3)	50,000	50,000	--	1.00	5/16/23

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

(2)
On August 1, 2008 Mr. Marcelli received an option to purchase up to 1,050,000 shares of company common stock. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008.  On August 1, 2010, Mr. Marcelli received an option to purchase up to 100,000 shares of company common stock. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010.   On November 9, 2012 the options were extended to July 31, 2015.    August 1, 2013, Mr. Marcelli received an option to purchase up to 100,000 shares of common stock.  The options vest in equal installments of 25,000 options with the first installment vesting on August 1, 2013 and the remaining installments vesting quarterly commencing on October 1, 2013.

(3)
In the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2013 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas E. Zelibor (1)	--	--	--	--	--	--	--

James S. Marcelli (1)	--	--	--	--	--	--	--

Andrew J. Ashton (1)	--	--	--	--	--	--	--

William C. Pickett, III (2)	--	--	--	--	--	--	--

Joseph A. Miller (3)	--	--	--	--	--	--	--

Ronald A. Bucchi, (4)	--		35,704	--	--	--	35,704

Siraj Nour El-Ahmadi (5)	--		174,106	--	--	--	174,106

(1)	Serves as an executive officer and a director, but receives no additional compensation for serving as a director.
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

(4)
On August 29, 2013, Mr. Bucchi received an option to purchase up to 50,000 shares of company stock at an exercise price of $0.84 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 options per year commencing on October 1, 2013.

(5)
On November 1, 2013, Mr. Siraj Nour El-Ahmadii received an option to purchase up to 200,000 shares of company stock at an exercise price of $0.93 that vest pursuant to the following schedule: 50,000 shares on November 1, 2013 and the remaining options vest in equal annual installments of 50,000 options per year commencing on November 1, 2014.

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

The following table sets forth, as of March 31, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership		% of Class Owned (5)
Frederick J. Goetz, Jr. (2)	2,857,298	(4)	5.38%

Jennifer J. Goetz Exec Est. of Frederick J Goetz (2)(3)	3,205,511	(4)	6.04%

Mary Goetz (2)	2,977,926	(4)	5.61%

Andrew J. Ashton	2,981,667	(4)	5.62%

(1)	In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.
(2)	Frederick J. Goetz (deceased) and Mary Goetz were Husband and wife, and Frederick J. Goetz, Jr. is their son.

(3)	Jennifer J. Goetz Exec Est. of Frederick J Goetz is the record holder of the shares. To our best knowledge, as of the date hereof, Jennifer Goetz is the Administer of the Estate of Frederick J. Goetz.
(4)
To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(5)
Based on 53,080,469 shares of common stock outstanding on March 31, 2014. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 31, 2014, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)

Thomas E. Zelibor Chief Executive Officer, Principal Executive Officer and Chmn. of the Board of Directors	1,080,924	(5)	2.03%

James S. Marcelli President, Chief Operating Officer, Principal Financial Officer and Director	1,490,000	(6)	2.8%

Andrew J. Ashton Senior Vice President, Secretary, and Director	2,981,667		5.62%

William C. Pickett, III Director	501,000	(7)	*

Joseph A. Miller, Jr. Director	230,000	(8)	*

Ronald A. Bucchi Director	340,600	(9)	*

Siraj Nour El-Ahmadi Director	80,000	(10)	*

Directors and Officers as a Group (7 Persons):	6,704,191		12.63%
* Less than 1%.

(1)	In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.
(2)
To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 31, 2014.

(3)
Based on 53,080,469 shares of common stock outstanding on March 31, 2014. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)
If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 31, 2014, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)	Consists of 43,424 shares of common stock and an option to purchase up to 1,037,500 shares of common stock exercisable within 60 days from March 31, 2014.
(6)	Consists of 240,000 shares of common stock and an option to purchase up to 1,250,000 shares of common stock exercisable within 60 days from March 31, 2014.
(7)	Consists of 21,000 shares of common stock and an option to purchase up to 480,000 shares of common stock exercisable within 60 days from March 31, 2014.
(8)	Consists of an option to purchase up to 230,000 shares of common stock exercisable within 60 days from March 31, 2014.
(9)
Consists of 160,600 shares of common stock and an option to purchase up to 180,000 shares of common stock exercisable within 60 days from March 31, 2014.  Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(10)	Consists of an option to purchase up to 80,000 shares of common stock exercisable within 60 days from March 31, 2014.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 of the listing standards of the NYSE Alternext US and has affirmatively determined that four of our directors, William C. Pickett, III, Joseph A. Miller, Jr. Ronald A. Bucchi and Siraj Nour El-Ahmadi, are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  Additionally, prior to his resignation, Ross Fasick was determined to be such an independent director. Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

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

Audit Fees.

The aggregate fees billed for the years ended December 31, 2013 and 2012 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $49,000 for the year ended December 31, 2013; and $48,800 for the year ended December 31, 2012.

Audit-Related Fees.

Fees billed for the years ended December 31, 2013 and December 31, 2012 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2013 and $0 for the year ended December 31, 2012.

Tax Fees.

Fees billed for the year ended December 31, 2013 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2012 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2013 and December 31, 2012 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for year ended December 31, 2013 and 2012.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2013 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits And Financial Statement Schedules

(a)           The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)           The following exhibits are filed as part of this report.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Bylaws of the Company	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.4	Amendments to Bylaws of the Company	Incorporated by reference to Company's Form 8-K as filed with the SEC on July 31, 2013
10.1	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.2	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on June 16, 2010
10.3	Employment Agreement – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2008
10.4	Employment Agreement Renewal – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on filed June 22, 2010
10.5	Employment Agreement Renewal and Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2012
10.6	Employment Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 24, 2012
10.7	Employment Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 21, 2013
10.8	Employment Agreement – Thomas E. Zelibor	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on May 3, 2012
10.9	Employment Agreement Amendment – Thomas E. Zelibor	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on August 30, 2013
10.10	Director Agreement – Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 7, 2013
10.10	Purchase Agreement – Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 10, 2013
10.11	Registration Rights Agreement – Lincoln Park Capital Funds, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 10, 2013
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2013
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101*	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

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

Date:  March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Zelibor
Thomas E. Zelibor	Chief Executive Officer, (Principal Executive Officer) Chmn. of the Board of Directors	March 31, 2014

/s/ James S. Marcelli
James S. Marcelli	President, Chief Operating Officer, (Principal Financial Officer) Director	March 31, 2014

/s/ Andrew J. Ashton
Andrew J. Ashton	Senior Vice President & Secretary, Director	March 31, 2014

/s/ Siraj Nour El-Ahmadi
Siraj Nour El-Ahmadi	Director	March 31, 2014

/s/ William C. Pickett, III
William C. Pickett, III	Director	March 31, 2014

/s/ Joseph A. Miller
Joseph A. Miller	Director	March 31, 2014

/s/ Ronald A. Bucchi
Ronald A. Bucchi	Director	March 31, 2014

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENT OF STOCKHOLDERS’ EQUITY	F-5 - F-11

STATEMENTS OF CASH FLOWS	F-12 - F-13

NOTES TO FINANCIAL STATEMENTS	F-14 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.
Longmont, Colorado

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2013.  Lightwave Logic, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2013 and 2012 and results of its operations and its cash flows for the years then ended and for the period from January 1, 2004 (inception of development stage) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2013. As discussed in Note 2 to the financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 31, 2014

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,270,704	$2,936,879
Prepaid expenses and other current assets	132,204	89,975
	2,402,908	3,026,854

PROPERTY AND EQUIPMENT - NET	298,360	300,994

OTHER ASSETS
Intangible assets - net	543,540	488,526

TOTAL ASSETS	$3,244,808	$3,816,374

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,410	$96,384
Accounts payable and accrued expenses- related parties	48,817	55,606
Accrued expenses	7,949	3,338

TOTAL LIABILITIES	122,176	155,328

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized no shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized 52,617,789 and 50,160,758 issued and outstanding at December 31, 2013 and December 31, 2012	52,618	50,161
Additional paid-in-capital	35,414,206	32,042,751
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(32,328,365)	(28,416,039)

TOTAL STOCKHOLDERS' EQUITY	3,122,632	3,661,046

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,244,808	$3,816,374

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDING DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD
JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO DECEMBER 31, 2013

		For the	For the
	Cumulative	Year Ending	Year Ending
	Since	December 31,	December 31,
	Inception	2013	2012

NET SALES	$3,200	$-	$-

COST AND EXPENSE
Research and development	15,222,238	2,068,050	2,489,747
General and administrative	16,553,954	1,632,387	1,936,417
	31,776,192	3,700,437	4,426,164

LOSS FROM OPERATIONS	(31,772,992)	(3,700,437)	(4,426,164)

OTHER INCOME (EXPENSE)
Interest income	31,313	267	548
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Commitment fee and interest expense	(545,285)	(212,156)	(130,922)

NET LOSS	$(32,328,365)	$(3,912,326)	$(4,556,538)

Basic and Diluted Loss per Share		$(0.08)	$(0.09)

Basic and Diluted Weighted Average Number of Shares		51,672,177	48,778,783

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2013

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
DECEMBER 31, 2013 (CONTINUED)

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
DECEMBER 31, 2013 (CONTINUED)

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
DECEMBER 31, 2013 (CONTINUED)

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
DECEMBER 31, 2013 (CONTINUED)

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
DECEMBER 31, 2013 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2013 (CONTINUED)

				Subscription				Deficit
				Receivable/				Accumulated
				Receivable		Unrealized		During
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	Development
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Stage	Total

BALANCE AT DECEMBER 31, 2012	50,160,758	$50,161	$32,042,751	$-	$-	$-	$(15,827)	$(28,416,039)	$3,661,046

Common stock issued to institutional investor, valued at $1.07/share	186,916	187	199,813	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.11/share	3,017	3	3,346	-	-	-	-	-	3,349
Common stock issued to institutional investor, valued at $1.027/share	196,078	196	199,803	-	-	-	-	-	199,999
Common stock issued for additional commitment shares, valued at $1.07/share	3,017	3	3,225	-	-	-	-	-	3,228
Common stock issued to institutional investor, valued at $1.037/share	192,864	193	199,807	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.36/share	3,017	3	4,100	-	-	-	-	-	4,103
Common stock issued to institutional investor, valued at $1.1367/share	175,948	176	199,824	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.35/share	3,017	3	4,070	-	-	-	-	-	4,073
Common stock issued to institutional investor, valued at $1.2533/share	159,579	160	199,841	-	-	-	-	-	200,001
Common stock issued for additional commitment shares, valued at $2.59/share	3,017	3	4,794	-	-	-	-	-	4,797
Common stock issued to institutional investor, valued at $1.34/share	149,254	149	199,851	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.55/share	3,017	3	4,674	-	-	-	-	-	4,677
Common stock issued to institutional investor, valued at $1.14/share	175,439	175	199,825	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.19/share	3,017	3	3,587	-	-	-	-	-	3,590
Common stock issued to institutional investor, valued at $1.04/share	192,308	192	199,808	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.08/share	3,017	3	3,256	-	-	-	-	-	3,259
Common stock issued to institutional investor, valued at $1.00/share	200,000	200	199,800	-	-	-	-	-	200,000
Common stock issued for additional commitment shares, valued at $1.06/share	3,017	3	3,195	-	-	-	-	-	3,198
Common stock issued for commitment shares, valued at $0.85/share	200,000	200	169,800	-	-	-	-	-	170,000
Common stock issued to institutional investor, valued at $0.865/share	100,000	100	86,400	-	-	-	-	-	86,500
Common stock issued for additional commitment shares, valued at $1.03/share	1,730	2	1,780	-	-	-	-	-	1,782
Common stock issued to institutional investor, valued at $$0.9083/share	100,000	100	90,730	-	-	-	-	-	90,830
Common stock issued for additional commitment shares, valued at $1.06/share	1,370	1	1,451	-	-	-	-	-	1,452
Common stock issued to institutional investor, valued at $1.0117/share	100,000	100	101,070	-	-	-	-	-	101,170
Common stock issued for additional commitment shares, valued at $1.04/share	1,526	2	1,585	-	-	-	-	-	1,587
Common stock issued to institutional investor, valued at $1.00/share	100,000	100	99,900	-	-	-	-	-	100,000
Common stock issued for additional commitment shares, valued at $1.03/share	1,508	1	1,552	-	-	-	-	-	1,553
Common stock issued to institutional investor, valued at $1.00/share	100,000	100	99,900	-	-	-	-	-	100,000
Common stock issued for additional commitment shares, valued at $1.00/share	1,508	2	1,506	-	-	-	-	-	1,508
Exercise of warrants at $1.25/share	12,500	13	15,612	-	-	-	-	-	15,625
Exercise of warrants at $0.345/share	20,000	20	6,880	-	-	-	-	-	6,900
Reversal of common stock issuance during 2013 at $0.50/share	(2,000)	(2)	2	-	-	-	-	-	-
Exercise of options at $1.01/share	38,350	38	38,695	-	-	-	-	-	38,733
Exercise of options at $0.45/share	25,000	25	11,225	-	-	-	-	-	11,250
Options issued for services in December 2010, vested during 2013, valued at $1.14/share	-	-	80,634	-	-	-	-	-	80,634
Options issued for services in May 2011, vested during 2013, valued at $0.97/share	-	-	48,378	-	-	-	-	-	48,378
Options issued for services in August 2011, vested during 2013, valued at $0.82/share	-	-	13,531	-	-	-	-	-	13,531
Options issued for services in November 2011, vested during 2013, valued at $0.53/share	-	-	26,232	-	-	-	-	-	26,232
Options issued for services in December 2011, vested during 2013, valued at $0.82/share	-	-	51,252	-	-	-	-	-	51,252
Options issued for services in March 2012, vested during 2013, valued at $1.69/share	-	-	29,154	-	-	-	-	-	29,154
Options issued for services in May 2012, vested during 2013, valued at $1.23/share	-	-	151,350	-	-	-	-	-	151,350
Warrants issued for services in May 2012, vested during 2013, valued at $0.97/share	-	-	41,738	-	-	-	-	-	41,738
Options issued for services in June 2012, vested during 2013, valued at $0.73/share	-	-	36,287	-	-	-	-	-	36,287
Options issued for services in August 2012, vested during 2013, valued at $0.74/share	-	-	37,242	-	-	-	-	-	37,242
Options issued for services in August 2012, vested during 2013, valued at $0.75/share	-	-	6,920	-	-	-	-	-	6,920
Warrants issued for services in December 2012, vested during 2013, valued at $0.78/share	-	-	69,455	-	-	-	-	-	69,455
Options issued for services in March 2013, vested during 2013, valued at $1.08/share	-	-	33,986	-	-	-	-	-	33,986
Options issued for services in May 2013, vested during 2013, valued at $0.96/share	-	-	2,394	-	-	-	-	-	2,394
Options issued for services in May 2013, vested during 2013, valued at $0.81/share	-	-	60,399	-	-	-	-	-	60,399
Warrants issued for services in July 2013, vested during 2013, valued at $0.49/share	-	-	24,658	-	-	-	-	-	24,658
Options issued for services in August 2013, vested during 2013, valued at $0.71/share	-	-	46,337	-	-	-	-	-	46,337
Options issued for services in November 2013, vested during 2013, valued at $0.87/share	-	-	50,801	-	-	-	-	-	50,801
Net loss for the year ending December 31, 2013	-	-	-	-	-	-	-	(3,912,326)	(3,912,326)

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$-	$-	$-	$(15,827)	$(32,328,365)	$3,122,632

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2013

		For the	For the
	Cumulative	Year Ending	Year Ending
	Since	December 31,	December 31,
	Inception	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,328,365)	$(3,912,326)	$(4,556,538)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	4,194,624	135,851	291,326
Stock options issued for services	7,464,705	674,897	1,816,430
Common stock issued for services and fees	1,668,447	212,156	132,420
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	349,417	126,773	79,217
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(132,204)	(42,229)	(48,219)
Increase (decrease) in liabilities
Accounts payable	198,325	(30,974)	(43,449)
Accounts payable and accrued expenses-related parties	(42,109)	(6,789)	(14,610)
Accrued expenses	85,489	4,611	(25,039)

Net cash used in operating activities	(13,977,166)	(2,838,030)	(2,368,462)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(592,910)	(69,875)	(83,248)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(561,157)	(109,278)	(265,634)

Net cash used in investing activities	(1,050,156)	(179,153)	(348,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,093,912	72,508	444,400
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	7,328,499	2,278,500	4,849,999
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-

Net cash provided by financing activities	17,292,668	2,351,008	5,294,399

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,265,346	(666,175)	2,577,055

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	2,936,879	359,824

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,270,704	$2,270,704	$2,936,879

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO
DECEMBER 31, 2013 (CONTINUED)

		For the	For the
	Cumulative	Year Ending	Year Ending
	Since	December 31,	December 31,
	Inception	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$23,341	$-	$109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-

Warrants issued in exchange for deferred charges	$1,581,056	$-	$-

Common stock issued as settlement for accounts payable	$74,708	$-	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$210,001	$-	$-

Contribution of officer accrued payroll	$52,129	$-	$-

Common stock issued for prepaid expense	$75,000	$-	$-

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board of Accounting Standards Codification (“FASB ASC”) 915 for development stage companies. The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents
For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk
Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of cash.  At December 31, 2013, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

Property and Equipment
Equipment is stated at cost.  Depreciation is principally provided by use of straight-line methods for financial and tax reporting purposes over the estimated useful lives of the assets, generally 5 years.   When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

Intangible Assets
Definite-lived intangible assets are stated at cost.  Patents are amortized over their estimated useful lives, generally 20 years.  When certain patent applications are abandoned by the Company for claims that are covered by patents already granted to the Company, the cost of patent applications and accumulated amortization are removed from the accounts and the resulting expense is reflected in the Statement of Operations.

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

Recoverability of Long Lived Assets
The Company follows FASB ASC 360, “Property, Plant, and Equipment”.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Adopted Accounting Pronouncements
As of December 31, 2013 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

The Company currently has a cash position of approximately $2,000,000.  Based upon the current cash position and expenditures of approximately $270,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through September 2014.  In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $19,343,840.  The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.   Additional funding may also be provided by the exercise of 1,441,000 outstanding options and warrants expiring during 2014 at an exercise price of $0.34 and $0.72, which may raise additional capital up to approximately $873,000.  With additional capital raised, the Company expects to achieve a level of revenues attractive enough to fulfill its development activities and achieve a level of revenue adequate to support the Company’s business model.  Also, historically the Company has successfully raised sufficient cash to fund its operations.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes the Company’s initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3 – PROPERTY AND EQUIPMENT

Equipment consists of the following:

	December 31, 2013	December 31, 2012

Office equipment	$24,244	$12,741
Lab equipment	474,049	388,521
Furniture	4,061	4,061
Leasehold improvements	37,519	28,134
	539,873	433,457
Less: Accumulated depreciation	241,513	132,463

	$298,360	$300,994

Depreciation expense for the years ending December 31, 2013 and 2012 was $111,912 and $53,391.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications.  The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over its legal life of 20 years and Chromophore patent granted by the Australian Patent Office in November 2012 which is amortized over their legal life of 20 years.  Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company.  Patent applications abandoned have been written off at full capitalized cost.  No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.  Once the patents are granted, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	December 31, 2013	December 31, 2012

Patents	$579,235	$509,360
Less: Accumulated amortization	35,695	20,834

	$543,540	$488,526

Amortization expense for the years ending December 31, 2013 and 2012 was $14,861 and $12,151.  Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the years ending December 31, 2013 and 2012 were $0 and $13,675.

NOTE 5 – COMMITMENTS

The Company is obligated under an operating lease for office space expiring in 5 years.  The commencement date will be in 2014 upon completion of tenant improvements.  The aggregate minimum future lease payments under the operating leases are as follows:

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 – COMMITMENTS (CONTINUED)

DECEMBER 31,	AMOUNT

2014	$28,025
2015	46,038
2016	47,407
2017	48,817
Thereafter	56,581
TOTAL	$226,868

The Company is obligated under operating leases for laboratory space expiring April 2014.

Aggregate minimum future lease payments under the operating leases are as follows:

YEAR ENDING
DECEMBER 31,	AMOUNT

2014	$22,708

Rent expense approximating $68,125 and $53,563 is included in research and development expenses for the years ended December 31, 2013 and 2012.

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2013	2012

Current	$(1,345,000)	$(1,563,000)
Deferred	(370,000)	(576,000)
Change in valuation allowance	1,715,000	2,139,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2013		2012

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(1,330,000)	(34)	$(1,549,000)	(34)
State tax, net of federal tax effect	(352,000)	(9)	(410,000)	(9)
Non-deductible share-based compensation	(33,000)	(1)	(180,000)	(4)
Change in valuation allowance	1,715,000	44	2,139,000	47

	$-	-	$-	-

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 6 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2013, and December 31, 2012 are as follows:

	2013	2012

Deferred tax asset for NOL carryforwards	$9,992,000	$8,647,000
Share-based compensation	3,335,000	2,966,000
Accrued expenses	17,000	17,000
Valuation allowance	(13,344,000)	(11,630,000)

	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $13,344,000 and $11,630,000, respectively. The change in the total valuation for the years ended December 31, 2013 and 2012 was an increase of $1,715,000 and $2,139,000, respectively.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2013, the Company had net operating loss carry forwards of approximately $23,200,000, expiring through the year ending December 31, 2033.  This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2013, the Company had no unrecognized tax benefits and no charge during 2013, and accordingly, the Company did not recognize any interest or penalties during 2013 related to unrecognized tax benefits.  There is no accrual for uncertain tax positions as of December 31, 2013.

The Company files U.S. income tax returns and a state income tax return.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY

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
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In January 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.25 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at $13,136, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $13,136. In May 2010, the option was partially exercised to purchase 15,000 shares of common stock for proceeds of $3,750.  As of December 31, 2013, options to purchase 10,000 shares of common stock are still outstanding.  In January 2014, the remaining 10,000 options were exercised to purchase 10,000 shares of common stock for proceeds of $2,500.

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share.  Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately.  The expense recognized during 2009 is $9,583. During December 2013, the options were fully exercised for proceeds of $11,250.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  In June 2013, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  As of December 31, 2013, warrants to purchase 414,000 shares of common stock are still outstanding. In March 2014, warrants were exercised to purchase 250,000 shares of common stock for proceeds of $86,250.

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
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June 2011 through December, 2013, the institutional investor purchased 5,352,671 shares of common stock for proceeds of $6,849,998.  The Company issued 103,330 shares of common stock as additional commitment fee, valued at $168,556, fair value, leaving 198,329 in reserve for additional commitment fees.  For the year ending December 31, 2013, the institutional investor purchased 1,628,386 shares of common stock for proceeds of $1,800,000 and the Company issued 27,153 shares of common stock as additional commitment fee, valued at $34,274, fair value.  For the year ending December 31, 2012, the institutional investor purchased 3,539,100 shares of common stock for proceeds of $4,849,999 and the Company issued 73,160 shares of common stock as additional commitment fee, valued at $130,813, fair value.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next 3 years beginning November 1, 2011.  The expense recognized during 2012 and 2011 is $41,156 and $17,204.  In August 2013, options to purchase 62,500 shares of common stock forfeited.  For the year ending December 31, 2013, the Company recognized net expense of $13,531.  During October 2013, 38,350 options were exercised for proceeds of $38,734 and the remaining 49,150 options forfeited.

During February 2012, the Company issued 1,406 shares of common stock to a director serving as a member of the Company’s Operations Committee valued at $1,607, fair value.  For the year ending December 31, 2013 and 2012, the Company recognized $0 and $1,607 of expense.

In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $168,909, fair value. The option expires in 10 years and vests 25,000 immediately and the remaining vest 25,000 in six months, nine months and twelve months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2013 and 2012, the Company recognized $29,154 and $139,755 of expense.  As of December 31, 2013, option to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In March 2012, the board of directors approved a grant to an employee of an option to purchase up to 25,000 shares of common stock at a purchase price of $1.69 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $42,227, fair value. The option expires in 10 years with 12,500 vesting immediately and 12,500 vesting in six months from date of grant.  The option is expensed over the vesting terms.    For the year ending December 31, 2013 and 2012, the Company recognized $0 and $42,227 of expense.   As of December 31, 2013, option to purchase 25,000 shares of common stock are still outstanding.

In March 2012, the Company issued a warrant to purchase up to 10,000 shares of common stock for legal services at an exercise price of $1.69 per share.  Using the Black-Scholes Option Pricing Formula, the warrants were valued at $13,709, fair value.  These warrants expire in 5 years and vest immediately and are being expensed over the service period.  For the year ending December 31, 2013 and 2012, the Company recognized $0 and $13,709 of expense.   As of December 31, 2013, warrant to purchase 10,000 shares of common stock are still outstanding.

In May, 2012, the board of directors appointed its current Non-Executive Chairman of the board of directors as its new Chief Executive Officer and Executive Chairman of the board of directors and approved a grant of an option to purchase up to 500,000 shares of common stock at a purchase price of $1.30 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $613,805, fair value.  The option expires in 10 years and vests quarterly over one year in equal installments of 125,000 shares per quarter commencing on date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2013 and 2012, the Company recognized $151,350 and $462,455 of expense.   As of December 31, 2013, option to purchase 500,000 shares of common stock are still outstanding.

During May 2012, the Company issued warrants to purchase 100,000 shares of common stock at a purchase price of $1.20 per share for accounting services rendered commencing May 1, 2012.  The warrant was valued at $97,386 using the Black-Scholes Option Pricing Formula, vesting in thirteen monthly installments with 3,846 vesting at the beginning of each of the succeeding twelve months commencing June 1, 2012 and 3,848 the thirteenth month expiring in 5 years.  The expense is being recognized based on service terms of the agreement over a fourteen-month period.  For the year ending December 31, 2013 and 2012, the Company recognized $41,738 and $55,648 of expense.  As of December 31, 2013, warrants to purchase 100,000 shares of common stock are still outstanding.

In June 2012, the board of directors appointed a new member of the board of directors and approved a grant of an option to purchase up to 200,000 shares of common stock at a purchase price of $0.90 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $145,150, fair value.  The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years.  The option is expensed over the vesting terms.  For the year ending December 31, 2013 and 2012, the Company recognized $36,287 and $56,568 of expense.  As of December 31, 2013, option to purchase 200,000 shares of common stock are still outstanding.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant.  The option is expensed over the vesting terms.  For the years ending December 31, 2013 and 2012, the Company recognized $37,242 and $15,611 of expense.  As of December 31, 2013, options to purchase 100,000 shares of common stock are still outstanding.  In February 2014, the option to purchase 25,000 shares of common stock forfeited.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 50,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $37,486, fair value. The option expires in 5 years with 6,250 vesting every three months from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2012, the Company recognized $7,137 of expense.  In July 2013, the option to purchase 31,250 shares of common stock forfeited.  For the year ending December 31, 2013, the Company recognized net expense of $6,920.  In October 2013, the option to purchase 18,750 shares of common stock forfeited.

Effective August 24, 2012, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 6,500,000 to 8,000,000 shares.

In December 2012, the board of directors approved a grant to a senior advisor of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.93 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $97,692, fair value. The warrant expires in 5 years with 31,256 vesting immediately and 7,812 vesting every month from date of grant.  The warrant is expensed over the vesting terms.  For the year ending December 31, 2013 and 2012, the Company recognized $69,455 and $28,237 of expense.  As of December 31, 2013, warrant to purchase 125,000 shares of common stock is still outstanding.

In March 2013, the board of directors approved a grant to a new employee of an option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  For the year ending December 31, 2013, the Company recognized $33,986 of expense.  As of December 31, 2013, options to purchase 75,000 shares of common stock are still outstanding.

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  In December 2013, the option to purchase 7,500 shares of common stock forfeited.  For the year ending December 31, 2013, the Company recognized a net expense of $2,394.  As of December 31, 2013, options to purchase 2,500 shares of common stock are still outstanding.   In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In May 2013, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.00 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $80,824, fair value. The option expires in 10 years with 25,000 vesting August 1, 2013, October 1, 2013 and quarterly thereafter.  The option is expensed over the vesting terms.  For the year ending December 31, 2013, the Company recognized $60,399 of expense.  As of December 31, 2013, options to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period.  The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During October and November 2013, the institutional investor purchased 500,000 shares of common stock for proceeds of $478,500.  During October and November 2013, the Company issued 7,642 shares of common stock as additional commitment fee, valued at $7,882, fair value, leaving 392,358 in reserve for additional commitment fees.    During February 2014, the institutional investor purchased 200,000 shares of common stock for proceeds of $177,660.  During February 2014, the Company issued 2,680 shares of common stock as additional commitment fee, valued at $2,741, fair value, leaving 389,678 in reserve for additional commitment fees.

During July 2013, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.90 per share for accounting services rendered commencing July 1, 2013.  The warrant was valued at $48,915 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting each month for the first eleven months and 8,337 vesting the twelfth month from date of grant.  The warrant expires in five years.  The expense is being recognized based on service terms of the agreement over a twelve month period.  For the year ending December 31, 2013, the Company recognized $24,658 of expense.  As of December 31, 2013, warrant to purchase 100,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to an employee to purchase 25,000 shares of common stock at a purchase price of $0.84 per share.  The option was valued at $17,852 using the Black-Scholes Option Pricing Formula.  The option expires in ten years and vests immediately.  The option is expensed over the vesting terms.  For the year ending December 31, 2013, the Company recognized $17,852 of expense.  As of December 31, 2013, the option to purchase 25,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to a director to purchase 50,000 shares of common stock at a purchase price of $0.84 per share.  The option was valued at $35,704 using the Black-Scholes Option Pricing Formula, vesting 20,000 options immediately and 10,000 options vesting in three equal quarterly installments commencing October 1, 2013.  The option expires in ten years.  The option is expensed over the vesting terms.  For the year ending December 31, 2013, the Company recognized $28,485 of expense.  As of December 31, 2013, the option to purchase 50,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)
In October 2013, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013.  The option was valued at $174,106 using the Black-Scholes option pricing model.  The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013.  The option is expensed over the vesting terms.  For the year ending December 31, 2013, the Company recognized $50,801 of expense.  As of December 31, 2013, the option to purchase 200,000 shares of common stock is still outstanding.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2013 and 2012: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 107% to 113% in 2013 and between 77% and 217% in 2012, risk-free interest rate between 0.94% to 1.86% in 2013 and between 0.13% and 2.26% in 2012 and expected option life of 3 to 10 years in 2013 and 2 to 10 years in 2012.

As of December 31, 2013, there was $384,591 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through October 2016.

The following tables summarize all stock option and warrant activity of the Company during the year ended December 31, 2013 and 2012:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2011	8,798,500	$0.25 - $1.75	$1.02

Granted	1,210,000	$0.90 - $1.69	$1.19
Expired	(25,000)	$1.25	$1.25
Forfeited		-	-
Exercised	(1,210,000)	$0.25 - $1.25	$0.37

Outstanding, December 31, 2012	8,773,500	$0.25 - $1.75	$1.13

Granted	560,000	$0.84 - $1.16	$0.96
Expired	(1,971,650)	$0.73 - $1.25	$1.02
Forfeited	(120,000)	$0.93 - $1.03	$0.99
Exercised	(95,850)	$0.345 - $1.25	$0.76

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16

Exercisable, December 31, 2013	6,529,123	$0.25 - $1.75	$1.18

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2013	Contractual Life	Warrants Currently Exercisable

$0.25 - $1.75	6,529,123	2.82	$1.18

NOTE 9 – RELATED PARTY

At December 31, 2013 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $5,500 and travel and office expense accruals of officers in the amount of $1,229.  At December 31, 2012 the Company had accrued salaries to two beneficial owners of $48,650, legal accrual to related party of $3,600 and travel and office expense accruals of officers in the amount of $3,356.

NOTE 10 – RETIREMENT PLAN

During 2013, the Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013.  There were no contributions charged to expense.

NOTE 11 – SUBSEQUENT EVENTS

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share.  Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months.  The warrant is expensed over the vesting terms.

In January 2014, the Company issued options to the Company’s 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share.  The options were each valued at $29,440 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014.  The options are expensed over the vesting terms.

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $23,865 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment.  The options are expensed over the vesting terms.

LIGHTWAVE LOGIC, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $59,792 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment.  The options are expensed over the vesting terms.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $39,862 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment.  The options are expensed over the vesting terms.

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $98,565 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014.  The options are expensed over the vesting terms.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $22,771 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014.  The options are expensed over the vesting terms.

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement.  The options were valued at $30,362 using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014.  The options are expensed over the vesting terms.

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share.  The warrants were valued at $66,936 using the Black-Scholes Option Pricing Formula.  The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014.  The warrants are expensed over the vesting terms.