Form 10-Q
period 2014-03-31
Lightwave Logic, Inc.
filed 2014-05-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	82-049-7368 (I.R.S. Employer Identification No.)
1831 Lefthand Circle, Suite C Longmont, CO (Address of principal executive offices)	80501 (Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2014 was 53,080,469.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,930,097	$2,270,704
Prepaid expenses and other current assets	112,850	132,204
	2,042,947	2,402,908

PROPERTY AND EQUIPMENT - NET	326,210	298,360

OTHER ASSETS
Intangible assets - net	568,573	543,540

TOTAL ASSETS	$2,937,730	$3,244,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$195,416	$65,410
Accounts payable and accrued expenses- related parties	67,052	48,817
Accrued expenses	50,169	7,949

TOTAL LIABILITIES	312,637	122,176

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	-	-
Common stock $0.001 par value, 100,000,000 authorized 53,080,469 and 52,617,789 issued and outstanding at March 31, 2014 and December 31, 2013	53,081	52,618
Additional paid-in-capital	35,904,055	35,414,206
Accumulated deficit	(15,827)	(15,827)
Deficit accumulated during development stage	(33,316,216)	(32,328,365)

TOTAL STOCKHOLDERS' EQUITY	2,625,093	3,122,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,937,730	$3,244,808

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2014 AND 2013 AND FOR THE PERIOD

JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

(UNAUDITED)

	Cumulative	For the Three Months Ending
	Since	March 31,
	Inception	2014	2013

NET SALES	$5,700	$2,500	$-

COST AND EXPENSE
Research and development	15,807,744	585,506	455,382
General and administrative	16,956,119	402,165	447,618
	32,763,863	987,671	903,000

LOSS FROM OPERATIONS	(32,758,163)	(985,171)	(903,000)

OTHER INCOME (EXPENSE)
Interest income	31,374	61	79
Dividend income	1,551	-	-
Realized gain on investment	3,911	-	-
Realized gain on disposal of assets	637	-	-
Litigation settlement	(47,500)	-	-
Commitment fee and interest expense	(548,026)	(2,741)	(19,550)

NET LOSS	$(33,316,216)	$(987,851)	$(922,471)

Basic and Diluted Loss per Share		$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares		52,764,679	50,461,598

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2014

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

MARCH 31, 2014 (CONTINUED)

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

MARCH 31, 2014 (CONTINUED)

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

MARCH 31, 2014 (CONTINUED)

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

MARCH 31, 2014 (CONTINUED)

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

MARCH 31, 2014 (CONTINUED)

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

MARCH 31, 2014 (CONTINUED)

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

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2014 (CONTINUED)

(UNAUDITED)

				Subscription				Deficit
				Receivable/				Accumulated
				Receivable		Unrealized		During
	Number of	Common	Paid-in	for Issuance	Deferred	Loss	Accumulated	Development
	Shares	Stock	Capital	of Common Stock	Charges	on Securities	Deficit	Stage	Total

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$-	$-	$-	$(15,827)	$(32,328,365)	$3,122,632

Common stock issued to institutional investor, valued at $0.8883/share	200,000	200	177,460	-	-	-	-	-	177,660
Common stock issued for additional commitment shares, valued at $1.03/share	1,340	2	1,379	-	-	-	-	-	1,381
Common stock issued for additional commitment shares, valued at $1.016/share	1,340	1	1,361	-	-	-	-	-	1,362
Exercise of options at $0.25/share	10,000	10	2,490	-	-	-	-	-	2,500
Exercise of warrants at $0.345/share	250,000	250	86,000	-	-	-	-	-	86,250
Options issued for services in May 2011, vested during 2013, valued at $0.97/share	-	-	11,929	-	-	-	-	-	11,929
Options issued for services in November 2011, vested during 2013, valued at $0.53/share	-	-	6,468	-	-	-	-	-	6,468
Options issued for services in December 2011, vested during 2013, valued at $0.82/share	-	-	12,638	-	-	-	-	-	12,638
Options issued for services in June 2012, vested during 2013, valued at $0.73/share	-	-	8,948	-	-	-	-	-	8,948
Options issued for services in August 2012, vested during 2013, valued at $0.74/share	-	-	3,012	-	-	-	-	-	3,012
Options issued for services in March 2013, vested during 2013, valued at $1.08/share	-	-	9,996	-	-	-	-	-	9,996
Options issued for services in May 2013, vested during 2013, valued at $0.81/share	-	-	20,201	-	-	-	-	-	20,201
Warrants issued for services in July 2013, vested during 2013, valued at $0.49/share	-	-	12,061	-	-	-	-	-	12,061
Options issued for services in August 2013, vested during 2013, valued at $0.71/share	-	-	7,139	-	-	-	-	-	7,139
Options issued for services in November 2013, vested during 2013, valued at $0.87/share	-	-	10,733	-	-	-	-	-	10,733
Warrants issued for services in January 2014, vested during 2014, valued at $0.53/share	-	-	13,146	-	-	-	-	-	13,146
Options issued for services in January 2014, vested during 2014, valued at $0.59/share	-	-	70,396	-	-	-	-	-	70,396
Options issued for services in March 2014, vested during 2014, valued at $0.74/share	-	-	7,152	-	-	-	-	-	7,152
Options issued for services in March 2014, vested during 2014, valued at $0.77/share	-	-	11,612	-	-	-	-	-	11,612
Options issued for services in March 2014, vested during 2014, valued at $0.74/share	-	-	5,364	-	-	-	-	-	5,364
Options issued for services in March 2014, vested during 2014, valued at $0.78/share	-	-	5,046	-	-	-	-	-	5,046
Warrants issued for services in March 2014, vested during 2014, valued at $0.67/share	-	-	5,318	-	-	-	-	-	5,318
Net loss for the three months ending March 31, 2014	-	-	-	-	-	-	-	(987,851)	(987,851)

BALANCE AT MARCH 31, 2014	53,080,469	$53,081	$35,904,055	$-	$-	$-	$(15,827)	$(33,316,216)	$2,625,093

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2014 AND 2013 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2014

(UNAUDITED)

	Cumulative	For the Three Months Ending
	Since	March 31,
	Inception	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,316,216)	$(987,851)	$(922,471)
Adjustment to reconcile net loss to net cash used in operating activities
Amortization of deferred charges	4,392,456	-	-
Amortization of prepaid expenses	75,000	-	-
Warrants issued for services	4,225,149	30,525	38,934
Stock options issued for services	7,655,339	190,634	230,990
Common stock issued for services and fees	1,671,190	2,743	19,550
Purchase right agreement amortization	132,058	-	-
Depreciation and amortization of patents	383,341	33,924	26,328
Realized gain on investments	(3,911)	-	-
Realized gain on disposal of assets	(637)	-	-
(Increase) decrease in assets
Receivables	(30,461)	-	-
Prepaid expenses and other current assets	(112,850)	19,354	14,868
Increase (decrease) in liabilities
Accounts payable	328,331	130,006	29,067
Accounts payable and accrued expenses- related parties	(23,874)	18,235	20,181
Accrued expenses	127,709	42,220	6,400
Net cash used in operating activities	(14,497,376)	(520,210)	(536,153)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(621,658)	(28,748)	(10,722)
Proceeds from sale of available for sale securities	203,911	-	-
Proceeds from receipt of note receivable	100,000	-	-
Purchase of available for sale securities	(200,000)	-	-
Purchase of equipment, furniture and leasehold improvements	(619,216)	(58,059)	(86,371)
Net cash used in investing activities	(1,136,963)	(86,807)	(97,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	7,495,524	-	-
Common stock rescinded, private placement	(200,000)	-	-
Issuance of common stock, exercise of options and warrants	2,182,662	88,750	15,625
Issuance of common stock, exercise of purchase right agreement	45,138	-	-
Issuance of common stock, institutional investor	7,506,159	177,660	1,000,000
Repayment of notes payable	(14,970)	-	-
Proceeds from subscription receivable	19,000	-	-
Advances to stockholders	(4,933)	-	-
Proceeds from convertible notes	529,000	-	-
Advances from officers	1,498	-	-
Net cash provided by financing activities	17,559,078	266,410	1,015,625

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,924,739	(340,607)	382,379

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	5,358	2,270,704	2,936,879

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,930,097	$1,930,097	$3,319,258

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2014 AND 2013 AND

FOR THE PERIOD JANUARY 1, 2004 (INCEPTION OF DEVELOPMENT STAGE) TO

MARCH 31, 2014 (CONTINUED)

(UNAUDITED)

	Cumulative	For the Three Months Ending
	Since	March 31,
	Inception	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest	$23,341	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued in exchange for deferred charges	$3,142,400	$-	$-
	`
Warrants issued in exchange for deferred charges	$1,581,056		$-

Common stock issued as settlement for accounts payable	$74,708	$-	$-

Accrued interest contributed as capital	$35,624	$-	$-

Common stock issued in the conversion of notes payable	$529,000	$-	$-

Acquisition of automobile through loan payable	$24,643	$-	$-

Common stock issued upon exercise of a warrant
in exchange for receivable	$75,000	$-	$-

Insurance company pay off of note payable	$9,673	$-	$-

Receivable for issuance of common stock	$210,001	$-	$-

Contribution of officer accrued payroll	$52,129	$-	$-

Common stock issued for prepaid expense	$75,000	$-	$-

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2013 Annual Report.  Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.  The interim operating results for the three months ending March 31, 2014 may not be indicative of operating results expected for the full year.

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2014 and 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements

As of March 31, 2014 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 2 – MANAGEMENT’S PLANS

As a development stage company, substantial net losses have been incurred since inception.  The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock.  In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $19,343,840.  The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement that may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock.   Management believes the Company has raised sufficient capital to finance its operations through October 2014.  Additional funding may also be provided by the exercise of 1,191,000 outstanding options and warrants expiring during 2014 at an exercise price of $0.34 and $0.72, which may raise additional capital up to approximately $787,000.  Also, historically the Company has successfully raised sufficient cash to fund its operations.  The Company continues to develop and test its next generation Electro-Optic and third-order material platform to support and cultivate potential customers, strategic partners and develop photonic devices.  Management believes the Company’s initial revenue stream will be in prototype devices, application and non-recurring engineering charges, and material charges for specialty non-linear application prior to moving into full commercialization and production.  However, there can be no assurances that the Company will achieve an adequate sales level or meet all the conditions to obligate the institutional investor to make purchases.  The Company has incurred significant losses and experienced negative cash flow during the development stage.  If these conditions continue beyond the next five months and if the Company is unable to raise capital, it will raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 –EQUIPMENT

Equipment consists of the following:

	March 31, 2014	December 31, 2013

Office equipment	$33,899	$24,244
Lab equipment	489,221	474,049
Furniture	17,022	4,061
Leasehold Improvements	57,790	37,519
	597,932	539,873
Less: Accumulated depreciation	271,722	241,513

	$326,210	$298,360

Depreciation expense for the three months ending March 31, 2014 and 2013 was $30,209 and $22,613.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Patents consists of the following:

	March 31, 2014	December 31, 2013

Patents	$607,984	$579,235
Less: Accumulated amortization	39,411	35,695

	$568,573	$543,540

Amortization expense for the three months ending March 31, 2014 and 2013 was $3,715 and $3,715.  Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months ending March 31, 2014 and 2013 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest of penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2014.  The Company did not recognize any interest or penalties during 2014 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered.  The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months.  The warrant expires in 5 years.  The expense is being recognized based on service terms of the agreement over a twenty two month period.  The expense recognized during 2010 and 2009 is $213,459 and $177,883.  In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  In June 2013, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900.  In March 2014, warrants were exercised to purchase 250,000 shares of common stock for proceeds of $86,250.  As of March 31, 2014, warrants to purchase 164,000 shares of common stock are still outstanding.

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value.  These warrants expire in 3 years and vest immediately.  The expense recognized during 2011 is $10,453.  In January 2014, the warrant to purchase 10,000 shares of common stock forfeited.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant.  The option is expensed over the vesting terms.  For the years ending December 31, 2013 and 2012, the Company recognized $37,242 and $15,611 of expense.  For the three months ending March 31, 2014 and 2013, the Company recognized $3,012 and $9,183 of expense.  In February 2014, the option to purchase 25,000 shares of common stock forfeited.  As of March 31, 2014, options to purchase 75,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant.  The option is expensed over the vesting terms.  In December 2013, the option to purchase 7,500 shares of common stock forfeited.  For the year ending December 31, 2013, the Company recognized a net expense of $2,394.  For the three months ending March 31, 2014, the Company recognized $0 of expense.  As of December 31, 2013, options to purchase 2,500 shares of common stock are still outstanding.   In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period.  The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013.  The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor.  The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.  During June 2013 through March 2014, the institutional investor purchased 700,000 shares of common stock for proceeds of $656,160 and the Company issued 10,322 shares of common stock as additional commitment fee, valued at $10,623, fair value, leaving 389,678 in reserve for additional commitment fees.  For the three months ending March 31, 2014, the institutional investor purchased 200,000 shares of common stock for proceeds of $177,660 and the Company issued 2,680 shares of common stock as additional commitment fee, valued at $2,741, fair value.

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share.  Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months.  The warrant is expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $13,146 of expense.  As of March 31, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

In January 2014, the Company issued options to the Company’s 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share.  The options were each valued at $29,440, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $70,396 of expense.  As of March 31, 2014, the options to purchase 200,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $1,073 of expense.  As of March 31, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $2,492 of expense.  As of March 31, 2014, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $1,481 of expense.  As of March 31, 2014, the options to purchase 50,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $11,612 of expense.  As of March 31, 2014, the options to purchase 125,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share.  The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $5,364 of expense.  As of March 31, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement.  The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula.  The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014.  The options are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $7,152 of expense.  As of March 31, 2014, the options to purchase 40,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share.  The warrants were valued at $66,936, fair value, using the Black-Scholes Option Pricing Formula.  The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014.  The warrants are expensed over the vesting terms.  For the three month ending March 31, 2014, the Company recognized $5,318 of expense.  As of March 31, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2014: no dividend yield, expected volatility, based on the Company’s historical volatility, 96% to 109%, risk-free interest rate 1.46% to 2.08% and expected option life of 5 to 7.25 years.

As of March 31, 2014, there was $651,493 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through October 2016.

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2014:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16

Granted	750,000	$0.72 - $0.92	$0.84
Expired	(10,000)	$1.25	$1.25
Forfeited	(27,500)	$0.93 - $1.03	$0.93
Exercised	(260,000)	$0.25 - $0.35	$0.34

Outstanding, March 31, 2014	7,598,500	$0.34 - $1.75	$1.15

Exercisable, March 31, 2014	6,495,997	$0.34 - $1.75	$1.20

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2014	Contractual Life	Warrants Currently Exercisable

$0.34 - $1.75	6,495,997	3.25 Years	$1.20

LIGHTWAVE LOGIC, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

NOTE 8 – RELATED PARTY

At March 31, 2014 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $23,000 and travel and office expense accruals of officers in the amount of $1,964.  At December 31, 2013 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $5,500 and travel and office expense accruals of officers in the amount of $1,229.

NOTE 9 – RETIREMENT PLAN

During 2013, the Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013.  There were no contributions charged to expense.

NOTE 10 – SUBSEQUENT EVENTS

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share.  The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms.

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

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells. Secondarily, the Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

spacial light modulators

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

Some of our more significant milestones that we achieved during 2013 and 2014 include:

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

In June 2013 we signed a new agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20 million of common stock.  Under the agreement subject to certain conditions and at our sole discretion, Lincoln Park has committed to invest up to $20 million in the Company’s common stock over a 30-month period.  In October 2013 the U.S. Securities and Exchange Commission declared effective our registration statement covering the resale of the shares that may be issued to Lincoln Park.  Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock.

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

In April 2014, we entered into a sole worldwide license agreement with Corning Incorporated enabling us to integrate Corning's organic electro-optical chromophores into our portfolio of electro-optic polymer materials.  The agreement allows us to use the licensed patents within a defined license field that includes communications, computing, power, and power storage applications utilizing the nonlinear optical properties of their materials.  As a result of obtaining this license agreement, we created a new powerful and durable nonlinear organic electro-optical (EO) material that will be used in photonic device development and is based on our new multi-chromophore approach that allows two or more chromophores to work in concert.  This multi-chromophore system has achieved a 50% increase in chromophore concentration, leading to higher electro-optical activity when compared to an equivalent single chromophore system.  Further, the system does not cause the high chromophore density loading issues such as reduced effective electro-optic activity due to a non-uniform concentration of chromophore in the polymer host.  Repeated, multi-point measurements multi-chromophore system shows twice the electro-optic effect of Lithium Niobate with excellent durability.

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

spatial light modulators

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

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2013 we received $2,351,008 in cash proceeds from the issuance and sale of our common stock. During the first quarter of 2014 we received $266,410 in cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013

Revenues

As a development stage company, we had revenues of $2,500 during the three months ended March 31, 2014 and $0 for the three months ending March 31, 2013.  The Company is in various stages of material development and evaluation, and product development with potential customers and expects the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, application and non-recurring engineering charges prior to moving into production.

Operating Expenses

Our operating expenses were $987,671 and $903,000 for the three months ended March 31, 2014 and 2013, respectively, for an increase of $84,671. This increase in operating expenses was due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation, investor relations expenses, software expense, rent and utility expenses, lodging and moving expenses,  offset by decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries and legal expenses.

Included in our operating expenses for the three months ended March 31, 2014 was $585,506 for research and development expenses compared to $455,382 for the three months ended March 31, 2013, for an increase of $130,124. This is primarily due to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation, lodging and moving expenses.

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

Research and development wages and salaries increased $38,938 from $172,334 for the three months ended March 31, 2013 to $211,272 for the three months ended March 31, 2014, primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s laboratory facilities.  Accordingly laboratory materials and supplies increased $9,763 from $12,363 for the three months ended March 31, 2013 to $22,126 for the three months ended March 31, 2014.  Also, laboratory electro-optic device prototype, development and outsourced testing expenses increased $46,448 from $57,884 for the three months ended March 31, 2013 to $104,332 for the three months ended March 31, 2014 as the Company expands its prototype development efforts.

Depreciation expense increased $7,266 from $22,350 for the three months ended March 31, 2013 to $29,616 for the three months ended March 31, 2014 primarily due to the additional equipment purchased for the Company’s laboratory facilities.

Research and development non-cash stock compensation and stock option and warrant amortization increased $14,166 from $130,285 for the three months ended March 31, 2013 to $144,451 for the three months ended March 31, 2014.

Research and development lodging expenses increased $6,119 from $2,469 for the three months ended March 31, 2013 to $8,588 for the three months ended March 31, 2014.

Moving expenses incurred during the three months ending March 31, 2014, for the move of the optical lab to the Company’s new headquarter facility in Colorado were $3,972.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $45,453 to $402,165 for the three months ended March 31, 2014 compared to $447,618 for the three months ended March 31, 2013.  The decrease is due primarily to decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries and legal expenses offset by increases in investor relations expenses, software expense, rent and utility expenses and general and administrative moving expenses.

General and administrative non-cash stock option and warrant amortization decreased $62,931 from $139,639 for the three months ended March 31, 2013 to $76,708 for the three months ended March 31, 2014.

General and administrative wages and salaries decreased $12,912 from $128,577 for the three months ended March 31, 2013 to $115,665 for the three months ended March 31, 2014.

Legal fees decreased $5,556 to $32,278 for the three months ended March 31, 2014 compared to $37,834 for the three months ended March 31, 2013.

Investor relations expenses increased $16,780 to $16,810 for the three months ended March 31, 2014 from $30 for the three months ended March 31, 2013 in an effort to expand the Company’s exposure to a broader base of investors.

Software expenses increased $4,266 from $0 for the three months ended March 31, 2013 to $4,266 for the three months ended March 31, 2014 primarily for the implementation during the second quarter of 2012, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Rent and utility expenses increased $4,583 from $3,900 for the three months ended March 31, 2013 to $8,483 for the three months ended March 31, 2014 for the expenses of the new headquarter facility in Colorado.

Moving expenses incurred during the three months ending March 31, 2014, for the move of the Company’s corporate office to the new headquarter facility in Colorado were $7,736.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $16,791 to ($2,680) for the three months ending March 31, 2014 from ($19,471) for the three months ending March 31, 2013, relating primarily to the commitment fee associated with the resale of shares to an institutional investor of an amended agreement for resale during the corresponding three-month period.

Net Loss

Net loss was $987,851 and $922,471 for the three months ended March 31, 2014 and 2013, respectively, for an increase of $65,380, due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation, investor relations expenses, software expense, rent and utility expenses, lodging and moving expenses, offset by decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, legal expenses and commitment fee to institutional investor.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements.  Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013.  See our Note 1 in our unaudited financial statements for the three months ended March 31, 2014, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2014, net cash used in operating activities was $520,210 and net cash used in investing activities was $86,807, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2014 was $266,410.  At March 31, 2014, our cash and cash equivalents totaled $1,930,097, our assets totaled $2,937,730, our liabilities totaled $312,637, and we had stockholders’ equity of $2,625,093.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through October 2014, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

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

Analysis of Cash Flows

For the three months ended March 31, 2014

Net cash used in operating activities was $520,210 for the three months ended March 31, 2014, primarily attributable to the net loss of $987,851 adjusted by $30,525 in warrants issued for services, $190,634 in options issued for services, $2,743 in common stock issued for services, $33,924 in depreciation expenses and patent amortization expenses, $19,354 in prepaid expenses and $190,461 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $86,807 for the three months ended March 31, 2014, consisting of $28,748 in cost for intangibles and $58,059 in asset additions primarily for the lab facility and new corporate office.

Net cash provided by financing activities was $266,410 for the three months ended March 31, 2014 and consisted of $177,660 in proceeds from resale of common stock to an institutional investor and $88,750 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

January 2014	Warrant – right to buy 100,000 shares of common stock at $0.715 per share issued for services.

January 2014	Common Stock – 10,000 shares of common stock at $0.25 per share pursuant to an option exercise for total proceeds of $2,500.

January 2014	Options – right to buy 200,000 shares of common stock at $0.715 per share issued for services.

March 2014	Common Stock – 250,000 shares of common stock at $0.345 per share pursuant to a warrant exercise for total proceeds of $86,250.

March 2014	Options – right to buy 350,000 shares of common stock at $0.92 per share issued for services.

March 2014	Warrant – right to buy 100,000 shares of common stock at $0.92 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5	Other Information

On March 3, 2014, we entered into a new employee agreement with Thomas E. Zelibor with respect to his position as Chief Executive Officer of our Company. Pursuant to the employee agreement, among other things, Mr. Zelibor is entitled to receive as compensation a stock award whereby 25,000 shares of our common stock would be issued to him on March 3, 2014 and 25,000 shares of our common stock would be issued to him on each successive contract anniversary of the commencement term of his employee agreement.  To date, no shares have been issued to Mr. Zelibor pursuant to the stock award provision of his employee agreement. On May 12, 2014, Mr. Zelibor delivered a letter to our Company confirming to our Company that he is declining the award of all current and future shares of common stock awards that he is entitled to under the stock award provision of his employee agreement.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employment Agreement - Thomas E. Zelibor	*
10.2	Letter Agreement Re: Employment Agreement - Thomas E. Zelibor	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Furnished herewith

*

Incorporated by reference to our Form 8-K filed on March 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  May 14, 2014

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  May 14, 2014