Form 10-Q
period 2014-06-30
Lightwave Logic, Inc.
filed 2014-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of August 13, 2014 was 58,156,013.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,030,317	$2,270,704
Prepaid expenses	198,275	132,204
	3,228,592	2,402,908

PROPERTY AND EQUIPMENT - NET	326,528	298,360

OTHER ASSETS
Intangible assets - net	572,894	543,540

TOTAL ASSETS	$4,128,014	$3,244,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$103,193	$65,410
Accounts payable and accrued expenses- related parties	54,549	48,817
Accrued expenses	32,609	7,949

TOTAL LIABILITIES	190,351	122,176

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	—	—
Common stock $0.001 par value, 100,000,000 authorized 56,032,240 and 52,617,789 issued and outstanding at June 30, 2014 and December 31, 2013	56,032	52,618
Additional paid-in-capital	38,224,914	35,414,206
Accumulated deficit	(34,343,283)	(32,344,192)

TOTAL STOCKHOLDERS' EQUITY	3,937,663	3,122,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,128,014	$3,244,808

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2014	2013	2014	2013

NET SALES	$—	$—	$2,500	$—

COST AND EXPENSE
Research and development	618,454	531,116	1,203,892	986,498
General and administrative	392,917	433,386	795,081	881,004
	1,011,371	964,502	1,998,973	1,867,502

LOSS FROM OPERATIONS	(1,011,371)	(964,502)	(1,996,473)	(1,867,502)

OTHER INCOME (EXPENSE)
Interest income	62	62	124	141
Commitment fee and interest expense	—	(184,723)	(2,742)	(204,273)

NET LOSS	$(1,011,309)	$(1,149,163)	$(1,999,091)	$(2,071,634)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	53,478,623	51,725,639	53,123,623	51,097,111

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2014

(UNAUDITED)

				Subscription
				Receivable/
				Receivable
				for Issuance		Unrealized
	Number of	Common	Paid-in	of Common	Deferred	Loss	Accumulated
	Shares	Stock	Capital	Stock	Charges	on Securities	Deficit	Total

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$—	$—	$—	$(32,344,192)	$3,122,632

Common stock issued to institutional investor	200,000	200	177,460	—	—	—	—	177,660
Common stock issued for additional commitment shares	2,680	3	2,739	—	—	—	—	2,742
Common stock issued in private placement	2,760,400	2,760	2,057,240	—	—	—	—	2,060,000
Common stock issued for services	2,371	2	1,998	—	—	—	—	2,000
Exercise of options	35,000	35	10,965	—	—	—	—	11,000
Exercise of warrants	414,000	414	142,416	—	—	—	—	142,830
Options issued for services	—	—	345,189	—	—	—	—	345,189
Warrants issued for services	—	—	72,701	—	—	—	—	72,701
Net loss for the six months ending June 30, 2014	—	—	—	—	—	—	(1,999,091)	(1,999,091)

BALANCE AT JUNE 30, 2014	56,032,240	$56,032	$38,224,914	$—	$—	$—	$(34,343,283)	$3,937,663

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2014 AND 2013

(UNAUDITED)

	For the Six Months Ending
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,999,091)	$(2,071,634)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	72,701	26,837
Stock options issued for services	345,189	495,084
Common stock issued for services and fees	4,742	204,274
Depreciation and amortization	71,502	59,333
(Increase) decrease in assets
Receivables	—	—
Prepaid expenses and other current assets	(66,071)	(76,793)
Increase (decrease) in liabilities
Accounts payable	37,783	18,715
Accounts payable and accrued expenses- related parties	5,732	36,532
Accrued expenses	24,660	6,717
Net cash used in operating activities	(1,502,853)	(1,300,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(36,785)	(26,493)
Purchase of equipment, furniture and leasehold improvements	(92,239)	(99,522)
Net cash used in investing activities	(129,024)	(126,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	2,060,000	—
Issuance of common stock, exercise of options and warrants	153,830	88,282
Issuance of common stock, institutional investor	177,660	1,800,000
Net cash provided by financing activities	2,391,490	1,888,282

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	759,613	461,332

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,270,704	2,270,704

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,030,317	$2,732,036

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2013 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The interim operating results for the three and six months ending June 30, 2014 may not be indicative of operating results expected for the full year.

Nature of Business

Lightwave Logic, Inc. is a technology Company focused on the development of next generation photonic devices and non-linear optical polymer materials systems for applications in high speed fiber-optic data communications and optical computing markets. Currently the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects the next revenue stream to be in sales of non-linear optical polymers, prototype devices and product development agreements prior to moving into production.

The Company's current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company's technology now under development.

Loss per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") 260, "Earnings per Share", resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2014 and 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Comprehensive Income

The Company follows FASB ASC 220.10, "Reporting Comprehensive Income." Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company adopted the amendments retrospectively for the interim period ending June 30, 2014.

NOTE 2 – MANAGEMENT'S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $4,500,000. Based upon the current cash position and expenditures of approximately $275,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through December 2015. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,619,512. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The Company recently raised $3,090,000 from an equity private placement. Additional funding may also be provided by the exercise of 1,002,000 outstanding options expiring during 2014 at an exercise price of $0.72, which may raise additional capital up to approximately $720,000. Historically the Company has successfully raised sufficient cash to fund its operations.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	June 30, 2014	December 31, 2013

Office equipment	$51,322	$24,244
Lab equipment	497,770	474,049
Furniture	17,022	4,061
Leasehold Improvements	65,998	37,519
	632,112	539,873
Less: Accumulated depreciation	305,584	241,513

	$326,528	$298,360

Depreciation expense for the six months ending June 30, 2014 and 2013 was $64,071 and $51,902. Depreciation expense for the three months ending June 30, 2014 and 2013 was $33,862 and $29,289.

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

Patents consists of the following:

	June 30, 2014	December 31, 2013

Patents	$616,020	$579,235
Less: Accumulated amortization	43,126	35,695

	$572,894	$543,540

Amortization expense for the six months ending June 30, 2014 and 2013 was $7,431 and $7,431. Amortization expense for the three months ending June 30, 2014 and 2013 was $3,716 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and six months ending June 30, 2014 and 2013 were $0 and $0.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in the Company's unrecognized tax benefits during the period ended June 30, 2014. The Company did not recognize any interest or penalties during 2014 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 6 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to the Company's Articles of Incorporation, the Company's board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine. The rights and preferences of this preferred stock may be superior to the rights and preferences of the Company's common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock. Additionally, preferred stock, if issued, could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of the Company's business or a takeover from a third party.

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

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share. Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 is $21,085. In May 2014, the option was fully exercised to purchase 25,000 shares of common stock for proceeds of $8,500.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered. The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months. The warrant expires in 5 years. The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 is $213,459 and $177,883. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900. In June 2013, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900. In March 2014, warrants were exercised to purchase 250,000 shares of common stock for proceeds of $86,250. In June 2014, the remaining outstanding 164,000 warrants were exercised to purchase 164,000 shares of common stock for proceeds of $56,580.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant. The option is expensed over the vesting terms. For the years ending December 31, 2013 and 2012, the Company recognized $37,242 and $15,611 of expense. For the three and six months ending June 30, 2014, the Company recognized $0 and $3,012 of expense. In February 2014, the option to purchase 25,000 shares of common stock forfeited. In May 2014, the option to purchase 75,000 shares of common stock forfeited.

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant. The option is expensed over the vesting terms. In December 2013, the option to purchase 7,500 shares of common stock forfeited. For the year ending December 31, 2013, the Company recognized a net expense of $2,394. For the six months ending June 30, 2014, the Company recognized $0 of expense. In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through June 2014, the institutional investor purchased 700,000 shares of common stock for proceeds of $656,160 and the Company issued 10,322 shares of common stock as additional commitment fee, valued at $10,623, fair value, leaving 389,678 in reserve for additional commitment fees. For the six months ending June 30, 2014, the institutional investor purchased 200,000 shares of common stock for proceeds of $177,660 and the Company issued 2,680 shares of common stock as additional commitment fee, valued at $2,741, fair value. For the three months ending June 30, 2014, the institutional investor did not purchase any shares of common stock. During July and August 2014, the institutional investor purchased 730,565 shares of common stock for proceeds of $724,328. During July and August 2014, the Company issued 10,927 shares of common stock as additional commitment fee, valued at $12,008, fair value, leaving 378,751 in reserve for additional commitment fees.

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $26,438 of expense. For the three month ending June 30, 2014, the Company recognized $13,292 of expense. As of June 30, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

In January 2014, the Company issued options to the Company's 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share. The options were each valued at $29,440, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $93,948 of expense. For the three month ending June 30, 2014, the Company recognized $23,552 of expense. As of June 30, 2014, the options to purchase 200,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $4,274 of expense. For the three month ending June 30, 2014, the Company recognized $3,201 of expense. As of June 30, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $10,233 of expense. For the three month ending June 30, 2014, the Company recognized $7,741 of expense. As of June 30, 2014, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $6,346 of expense. For the three month ending June 30, 2014, the Company recognized $4,865 of expense. As of June 30, 2014, the options to purchase 50,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $23,921 of expense. For the three month ending June 30, 2014, the Company recognized $12,309 of expense. As of June 30, 2014, the options to purchase 125,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $11,050 of expense. For the three month ending June 30, 2014, the Company recognized $5,686 of expense. As of June 30, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement. The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $14,734 of expense. For the three month ending June 30, 2014, the Company recognized $7,582 of expense. As of June 30, 2014, the options to purchase 40,000 shares of common stock are still outstanding.

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share. The warrants were valued at $66,936, fair value, using the Black-Scholes Option Pricing Formula. The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014. The warrants are expensed over the vesting terms. For the six month ending June 30, 2014, the Company recognized $22,006 of expense. For the three month ending June 30, 2014, the Company recognized $16,688 of expense. As of June 30, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the three and six month ending June 30, 2014, the Company recognized $34,824 of expense. As of June 30, 2014, the option to purchase 200,000 shares of common stock are still outstanding.

During June 2014, the Company issued 2,760,400 shares of common stock and warrants to purchase 2,760,400 shares of common stock expiring five years from the date of purchase, for proceeds of $2,060,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. The warrants to purchase 1,380,200 shares of common stock at $1.00 per share are still outstanding as of June 30, 2014. The warrants to purchase 1,380,200 shares of common stock at $1.25 per share are still outstanding as of June 30, 2014. During July 2014, the Company issued 1,380,200 shares of common stock and warrants to purchase 1,380,200 shares of common stock expiring five years from the date of purchase, for proceeds of $1,030,000.

During June 2014, the Company issued 2,371 shares of common stock to a director serving as a member of the Company's Operations Committee valued at $2,000, fair value. For the three and six month ending June 30, 2014, the Company recognized $2,000 of expense. During July 2014, the Company issued 2,081 shares of common stock to the director serving as a member of the Company's Operations Committee valued at $2,000, fair value.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2014: no dividend yield, expected volatility, based on the Company's historical volatility, 96% to 109%, risk-free interest rate 1.46% to 2.08% and expected option life of 5 to 7.25 years.

As of June 30, 2014, there was $577,277 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

The following tables summarize all stock option and warrant activity of the Company during the three months ended June 30, 2014:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16

Granted	3,710,400	$0.72 - $1.25	$1.05
Expired	(10,000)	$1.25	$1.25
Forfeited	(102,500)	$0.925 - $1.03	$0.93
Exercised	(449,000)	$0.25 - $0.345	$0.34

Outstanding, June 30, 2014	10,294,900	$0.63 - $1.75	$1.15

Exercisable, June 30, 2014	9,361,775	$0.63 - $1.75	$1.18

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2014	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.75	9,361,775	3.73 Years	$ 1.18

NOTE 8 – RELATED PARTY

At June 30, 2014 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $8,700 and travel and office expense accruals of officers in the amount of $3,761. At December 31, 2013 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $5,500 and travel and office expense accruals of officers in the amount of $1,229.

NOTE 9 – RETIREMENT PLAN

During 2013, the Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense.

NOTE 10 – SUBSEQUENT EVENTS

During July 2014, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.95 per share for accounting services rendered commencing July 1, 2014. The warrant was valued at $63,576 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting immediately, 8,333 vesting per month on the first day of the next ten months and 8,337 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period.

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

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage technology company focused on the development of next generation photonic devices and non-linear optical polymer materials systems for applications in high speed fiber-optic data communications and optical computing markets. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells. Secondarily, the Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

Plan of Operation

Since inception, we have been engaged primarily in the research and development of photonic devices and organic nonlinear polymer materials and associated products. We are devoting significant resources to engineer next-generation electro-optic polymers for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies, government agencies and internal device development. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

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

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver

In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed.  We are working with our potential customer utilizing our PerkinamineTM family of chromophores in a number of host polymers and will evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application.

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and have released the completed chip design to the OpSIS Center at the University of Delaware who will be producing initial silicon chips through their fabrication partner in Singapore.  Delivery of the chips was expected in early summer 2014 for qualification and testing.  We were recently notified that the delivery of these chips has been delayed until late summer or early fall. The OpSIS Center at the University of Delaware will be providing us with chips that we will process with various combinations of our electro-optic polymer systems.  The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

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

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2013 we received $2,351,008 in cash proceeds from the issuance and sale of our common stock. During the first two quarters of 2014 we received $2,391,490 in cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2014 and June 30, 2013.  The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners. We expect the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, and product development agreements prior to moving into production.

Operating Expenses

Our operating expenses were $1,011,371 and $964,502 for the three months ended June 30, 2014 and 2013, respectively, for an increase of $46,869.  This increase in operating expenses was due primarily to increases in research and development salaries and wages, research and development non-cash stock option and warrant amortization, depreciation, legal expenses, and rent and utility expenses, offset by decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses and internet web design fees.

Included in our operating expenses for the three months ended June 30, 2014 was $618,454 for research and development expenses compared to $531,116 for the three months ended June 30, 2013, for an increase of $87,338. This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, research and development non-cash stock option and warrant amortization and depreciation.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, internal and outsourced material and device testing and prototype electro-optic device design, development and processing work; customer testing; fees; costs; and related operating expenses.

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

Wages and salaries increased $32,775 from $217,387 for the three months ended June 30, 2013 to $250,162 for the three months ended June 30, 2014 primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s laboratory facilities in Delaware and Colorado.

Non-cash stock compensation and stock option and warrant amortization increased $41,434 from $96,352 for the three months ended June 30, 2013 to $137,786 for the three months ended June 30, 2014.

Depreciation expense increased $3,374 from $29,025 for the three months ended June 30, 2013 to $32,399 for the three months ended June 30, 2014 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $40,469 to $392,917 for the three months ended June 30, 2014 compared to $433,386 for the three months ended June 30, 2013.  The decrease is due primarily to decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel expenses and internet web design fees offset by increases in legal fees and rent and utility expenses.

Executive compensation including fringe benefits decreased $21,468 to $133,899 the three months ended June 30, 2014 compared to $155,367 for the three months ended June 30, 2013.  Also, general and administrative non-cash stock option and warrant amortization decreased by $30,218 to $58,945 for the three months ended June 30, 2014 compared to $89,163 for the three months ended June 30, 2013.

Travel expenses decreased by $14,622 to $14,579 for the three months ended June 30, 2014 from $29,201 for the three months ended June 30, 2013 primarily due to the relocation of the Company’s headquarter and optical lab to Colorado.

Internet and web design expenses decreased by $7,999 from $9,208 for the three months ended June 30, 2013 to $1,209 for the three months ended June 30, 2014 due to the web design revisions made during 2013.

Legal fees increased $23,012 to $74,450 for the three months ended June 30, 2014 compared to $51,438 for the three months ended June 30, 2013 for legal fees in connection with the capital raise documents and additional registration statements filed during 2014.

Rent and utility expenses increased $8,347 to $12,247 for the three months ended June 30, 2014 compared to $3,900 for the three months ended June 30, 2013 primarily for the expenses of the new headquarter facility in Colorado.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $184,723 to $62 for the three months ending June 30, 2014 from ($184,661) for the three months ending June 30, 2013, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement during the corresponding six-month period.

Net Loss

Net loss was $1,011,309 and $1,149,163 for the three months ended June 30, 2014 and 2013, respectively, for a decrease of $137,854, due primarily to decreases in commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement, general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses and internet web design fees offset by increases in research and development salaries and wages, research and development non-cash stock option and warrant amortization, depreciation, legal expenses and rent and utility expenses.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013

Revenues

As a development stage company, we had revenues of $2,500 during the six months ended June 30, 2014 and $0 for the six months ending June 30, 2013.  The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners.  We expect the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, product development agreements prior to moving into production.

Operating Expenses

Our operating expenses were $1,998,973 and $1,867,502 for the six months ended June 30, 2014 and 2013, respectively, for an increase of $131,471. This increase in operating expenses was due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation, legal expenses, investor relations expenses, rent and utility expenses, office expenses, software expense, human resource support and 401(k) Plan processing fees and moving expenses, offset by decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses, internet web design fees and accounting fees.

Included in our operating expenses for the six months ended June 30, 2014 was $1,203,892 for research and development expenses compared to $986,498 for the six months ended June 30, 2013, for an increase of $217,394. This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation and moving expenses.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, internal and outsourced material and device testing and prototype electro-optic device design, development and processing work; customer testing; fees; costs; and related operating expenses.

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

Wages and salaries, including fringe benefits increased $70,228 from $401,183 for the six months ended June 30, 2013 to $471,411 for the six months ended June 30, 2014 primarily due to additional employees hired to perform in-house material development, testing and device development in the Company’s laboratory facilities in Delaware and Colorado.

Non-cash stock compensation and stock option and warrant amortization increased $55,600 from $226,637 for the six months ended June 30, 2013 to $282,237 for the six months ended June 30, 2014.

Laboratory materials and supplies increased $35,045 from $34,783 for the six months ended June 30, 2013 to $69,828 for the six months ended June 30, 2014. Laboratory electro-optic device prototype, development and outsourced testing expenses also increased $22,993 from $167,619 for the year ended June 30, 2013 to $190,612 for the six months ended June 30, 2014.

Depreciation expense increased $10,640 from $51,375 for the six months ended June 30, 2013 to $62,015 for the six months ended June 30, 2014 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

Moving expenses incurred during the six months ending June 30, 2014, for the move of the optical lab to the Company’s new headquarter facility in Colorado were $3,972.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $85,923 to $795,081 for the six months ended June 30, 2014 compared to $881,004 for the six months ended June 30, 2013.  The decrease is due primarily to decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel expenses, internet web design fees and accounting fees offset by increases in legal fees, investor relations expenses, rent and utility expenses, office expenses, software expense, general and administrative moving expenses and human resource support and 401(k) Plan processing fees.

Executive compensation including fringe benefits decreased $39,604 to $269,432 from $309,036.  Also, general and administrative non-cash stock option and warrant amortization decreased by $93,149 to $135,653 for the six months ended June 30, 2014 compared to $228,802 for the six months ended June 30, 2013.

Travel expenses decreased by $20,876 to $34,024 for the six months ended June 30, 2014 from $54,900 for the six months ended June 30, 2013 primarily due to the relocation of the Company’s headquarter and optical lab to Colorado.

Internet and web design fees decreased $7,476 to $2,261 for the six months ended June 30, 2014 compared to $9,737 for the six months ended June 30, 2013 due to the web design revisions made during 2013.

Accounting fees decreased $4,390 to $42,600 for the six months ended June 30, 2014 compared to $46,990 for the six months ended June 30, 2013 for the implementation during the second quarter of 2013, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Legal fees increased $17,456 to $106,728 for the six months ended June 30, 2014 compared to $89,272 for the six months ended June 30, 2013 for legal fees in connection with capital raise documents and additional registration statements filed during 2014.

Investor relations expenses increased by $15,780 from $30 for the six months ended June 30, 2013 to $15,810 for the six months ended June 30, 2014.

Rent and utility expenses increased $12,930 from $7,800 for the six months ended June 30, 2013 to $20,730 for the six months ended June 30, 2014 primarily for the expenses of the new headquarter facility in Colorado.

Office expenses increased $6,585 from $7,384 for the six month period ended June 30, 2013 to $13,969 for the six month period ended June 30, 2014 for expenses related to the Company’s new headquarter and optical lab in Colorado.  Administrative and receptionist expenses increased $4,344 from $600 for the six month period ended June 30, 2013 to $4,944 for the six month period ended June 30, 2014 for the administrative assistant in the Company’s new headquarter in Colorado.

Software expenses increased $7,938 from $0 for the six months ended June 30, 2013 to $7,938 for the six months ended June 30, 2014 primarily for the implementation during the second quarter of 2013, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Moving expenses incurred during the six months ending June 30, 2014, for the move of the Company’s corporate office to the new headquarter facility in Colorado were $7,736.

Human resource support and 401(k) Plan processing fees increased $5,032 from $1,545 for the six month period ended June 30, 2013 to $6,577 for the six month period ended June 30, 2014 for  the implementation of a 401(k) Plan in the fourth quarter of 2013.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $201,514 to ($2,618) for the six months ending June 30, 2014 from ($204,132) for the six months ending June 30, 2013, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement during the corresponding six-month period.

Net Loss

Net loss was $1,999,091 and $2,071,634 for the six months ended June 30, 2014 and 2013, respectively, for a decrease of $72,543, due primarily to decreases in commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement, general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses, internet web design fees and accounting fees offset by increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, depreciation, legal expenses, investor relations expenses, rent and utility expenses, office expenses, software expense, human resource support and 401(k) Plan processing fees and moving expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. We adopted changes to our significant accounting policies since December 31, 2013.  See our Note 1 in our unaudited financial statements for the six months ended June 30, 2014, as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the six months ended June 30, 2014, net cash used in operating activities was $1,502,853 and net cash used in investing activities was $129,024, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2014 was $2,391,490.  At June 30, 2014, our cash and cash equivalents totaled $3,030,317, our assets totaled $4,128,014, our liabilities totaled $190,351, and we had stockholders’ equity of $3,937,663.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $3,300,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2015.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through December 2015, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

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

Analysis of Cash Flows

For the six months ended June 30, 2014

Net cash used in operating activities was $1,502,853 for the six months ended June 30, 2014, primarily attributable to the net loss of $1,999,091 adjusted by $72,701 in warrants issued for services, $345,189 in options issued for services, $4,742 in common stock issued for services, $71,502 in depreciation expenses and patent amortization expenses, ($66,071) in prepaid expenses and $68,175 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $129,024 for the six months ended June 30, 2014, consisting of $36,785 in cost for intangibles and $92,239 in asset additions primarily for the lab facility and new corporate office.

Net cash provided by financing activities was $2,391,490 for the six months ended June 30, 2014 and consisted of $2,060,000 in proceeds from the private sale of common stock and warrants, $177,660 in proceeds from the registered resale of common stock to an institutional investor and $153,830 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

May 2014	Common Stock – 25,000 shares of common stock at $0.34 per share pursuant to an option exercise for total proceeds of $8,500.

May 2014	Options – right to buy 200,000 shares of common stock at $$0.763 per share issued for services.

June 2014	Common Stock – 164,000 shares of common stock at $0.345 per share pursuant to a warrant exercise for total proceeds of $56,580.

June 2014	Common Stock – 2,371 shares of common stock at $0.843 per share issued for services.

June 2014	Units - 2,760,400 shares of common stock and warrants to purchase 2,760,400 shares of common stock contained in units for total proceeds of $2,060,000.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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

Date:  August 14, 2014

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  August 14, 2014