Form 10-Q
period 2014-09-30
Lightwave Logic, Inc.
filed 2014-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s Common Stock outstanding as of November 13, 2014 was 58,364,545.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,213,873	$2,270,704
Prepaid expenses	171,463	132,204
	4,385,336	2,402,908

PROPERTY AND EQUIPMENT - NET	403,641	298,360

OTHER ASSETS
Intangible assets - net	602,655	543,540

TOTAL ASSETS	$5,391,632	$3,244,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$329,295	$65,410
Accounts payable and accrued expenses- related parties	69,791	48,817
Accrued expenses	103,048	7,949

TOTAL LIABILITIES	502,134	122,176

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	—	—
Common stock $0.001 par value, 100,000,000 authorized 58,362,137 and 52,617,789 issued and outstanding at September 30, 2014 and December 31, 2013	58,362	52,618
Additional paid-in-capital	40,349,009	35,414,206
Accumulated deficit	(35,517,873)	(32,344,192)

TOTAL STOCKHOLDERS' EQUITY	4,889,498	3,122,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,391,632	$3,244,808

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2014	2013	2014	2013

NET SALES	$—	$—	$2,500	$—

COST AND EXPENSE
Research and development	741,464	580,403	1,945,357	1,566,901
General and administrative	419,259	417,357	1,214,340	1,298,361
	1,160,723	997,760	3,159,697	2,865,262

LOSS FROM OPERATIONS	(1,160,723)	(997,760)	(3,157,197)	(2,865,262)

OTHER INCOME (EXPENSE)
Interest income and other income	255	63	378	204
Commitment fee and interest expense	(14,121)	—	(16,862)	(204,273)

NET LOSS	$(1,174,589)	$(997,697)	$(3,173,681)	$(3,069,331)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and Diluted Weighted Average Number of Shares	57,854,086	52,046,797	54,717,772	51,417,151

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2014

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$(32,344,192)	$3,122,632

Common stock issued to institutional investor	1,063,648	1,065	1,035,083	—	1,036,148
Common stock issued for additional commitment shares	15,630	15	16,847	—	16,862
Common stock issued in private placement	4,207,600	4,207	3,135,793	—	3,140,000
Common stock issued for services	8,470	8	7,992	—	8,000
Exercise of options	35,000	35	10,965	—	11,000
Exercise of warrants	414,000	414	142,416	—	142,830
Options issued for services	—	—	466,671	—	466,671
Warrants issued for services	—	—	119,036	—	119,036
Net loss for the nine months ending September 30, 2014	—	—	—	(3,173,681)	(3,173,681)

BALANCE AT SEPTEMBER 30, 2014	58,362,137	$58,362	$40,349,009	$(35,517,873)	$4,889,498

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	For the Nine Months Ending
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,173,681)	$(3,069,331)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	119,036	108,868
Stock options issued for services	466,671	518,627
Common stock issued for services and fees	24,862	204,274
Depreciation and amortization	110,054	93,441
(Increase) decrease in assets
Receivables	—	—
Prepaid expenses and other current assets	(39,259)	(55,446)
Increase (decrease) in liabilities
Accounts payable	263,885	151,084
Accounts payable and accrued expenses- related parties	20,974	42,860
Accrued expenses	95,099	34,583

Net cash used in operating activities	(2,112,359)	(1,971,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(70,261)	(61,216)
Purchase of equipment, furniture and leasehold improvements	(204,189)	(106,081)

Net cash used in investing activities	(274,450)	(167,297)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	3,140,000	—
Issuance of common stock, exercise of options and warrants	153,830	22,525
Issuance of common stock, institutional investor	1,036,148	1,800,000

Net cash provided by financing activities	4,329,978	1,822,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,943,169	(315,812)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,270,704	2,936,879

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,213,873	$2,621,067

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2013 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2014 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company's financial statements.

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

The Company adopted the amendments retrospectively beginning in interim period ending June 30, 2014.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 2 – MANAGEMENT'S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $3,600,000. Based upon the current cash position and expenditures of approximately $275,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through December 2015. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,485,252. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The Company recently raised $3,140,000 from an equity private placement. Historically the Company has successfully raised sufficient cash to fund its operations.

NOTE 3 – EQUIPMENT

Equipment consists of the following:

	September 30, 2014	December 31, 2013

Office equipment	$51,322	$24,244
Lab equipment	501,182	474,049
Furniture	18,782	4,061
Leasehold Improvements	171,576	37,519
	742,862	539,873
Less: Accumulated depreciation	339,221	241,513

	$403,641	$298,360

Depreciation expense for the nine months ending September 30, 2014 and 2013 was $98,908 and $82,295. Depreciation expense for the three months ending September 30, 2014 and 2013 was $34,837 and $30,393.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

Patents consists of the following:

	September 30, 2014	December 31, 2013

Patents	$649,496	$579,235
Less: Accumulated amortization	46,841	35,695

	$602,655	$543,540

Amortization expense for the nine months ending September 30, 2014 and 2013 was $11,146 and $11,146. Amortization expense for the three months ending September 30, 2014 and 2013 was $3,715 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and nine months ending September 30, 2014 and 2013 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2014 and 2013 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in the Company's unrecognized tax benefits during the period ended September 30, 2014. The Company did not recognize any interest or penalties during 2014 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2010 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

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

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant. The option is expensed over the vesting terms. For the years ending December 31, 2013 and 2012, the Company recognized $37,242 and $15,611 of expense. For the three and nine months ending September 30, 2014, the Company recognized $0 and $3,012 of expense. In February 2014, the option to purchase 25,000 shares of common stock forfeited. In May 2014, the option to purchase 75,000 shares of common stock forfeited.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant. The option is expensed over the vesting terms. In December 2013, the option to purchase 7,500 shares of common stock forfeited. For the year ending December 31, 2013, the Company recognized a net expense of $2,394. For the nine months ending September 30, 2014, the Company recognized $0 of expense. In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through September 2014, the institutional investor purchased 1,563,648 shares of common stock for proceeds of $1,514,647 and the Company issued 23,272 shares of common stock as additional commitment fee, valued at $24,745, fair value, leaving 376,728 in reserve for additional commitment fees. For the nine months ending September 30, 2014, the institutional investor purchased 1,063,648 shares of common stock for proceeds of $1,036,148 and the Company issued 15,630 shares of common stock as additional commitment fee, valued at $16,862, fair value. For the three months ending September 30, 2014, the institutional investor purchased 863,648 shares of common stock for proceeds of $858,487 and the Company issued 12,950 shares of common stock as additional commitment fee, valued at $14,121, fair value.

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $39,876 of expense. For the three month ending September 30, 2014, the Company recognized $13,438 of expense. As of September 30, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2014, the Company issued options to the Company's 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share. The options were each valued at $29,440, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $117,760 of expense. For the three month ending September 30, 2014, the Company recognized $23,812 of expense. As of September 30, 2014, the options to purchase 200,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $7,187 of expense. For the three month ending September 30, 2014, the Company recognized $2,913 of expense. As of September 30, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $17,531 of expense. For the three month ending September 30, 2014, the Company recognized $7,298 of expense. As of September 30, 2014, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $11,228 of expense. For the three month ending September 30, 2014, the Company recognized $4,862 of expense. As of September 30, 2014, the options to purchase 50,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $35,949 of expense. For the three month ending September 30, 2014, the Company recognized $12,028 of expense. As of September 30, 2014, the options to purchase 125,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $16,606 of expense. For the three month ending September 30, 2014, the Company recognized $5,556 of expense. As of September 30, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement. The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $22,142 of expense. For the three month ending September 30, 2014, the Company recognized $7,408 of expense. As of September 30, 2014, the options to purchase 40,000 shares of common stock are still outstanding.

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share. The warrants were valued at $66,936, fair value, using the Black-Scholes Option Pricing Formula. The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014. The warrants are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $38,878 of expense. For the three month ending September 30, 2014, the Company recognized $16,872 of expense. As of September 30, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding. In October 2014, warrants to purchase 22,500 shares of common stock forfeited.

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the nine month ending September 30, 2014, the Company recognized $42,544 of expense. For the three month ending September 30, 2014, the Company recognized $7,720 of expense. As of September 30, 2014, the option to purchase 200,000 shares of common stock are still outstanding.

During June 2014 through August 2014, the Company issued 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock expiring five years from the date of purchase, for proceeds of $3,140,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. The warrants to purchase 2,103,800 shares of common stock at $1.00 per share are still outstanding as of September 30, 2014. The warrants to purchase 2,103,800 shares of common stock at $1.25 per share are still outstanding as of September 30, 2014. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

During June 2014, July 2014, August 2014 and September, 2014 the Company issued 2,371, 2,081, 1,897, and 2,121 shares of common stock, respectively to a director serving as a member of the Company's Operations Committee valued each issuance at $2,000, fair value. For the nine month ending September 30, 2014, the Company recognized $8,000 of expense. For the three month ending September 30, 2014, the Company recognized $6,000 of expense. During October 2014, the Company issued 2,408 shares of common stock to the director serving as a member of the Company's Operations Committee valued at $2,000, fair value.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 6 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During July 2014, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.95 per share for accounting services rendered commencing July 1, 2014. The warrant was valued at $63,576 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting immediately, 8,333 vesting per month on the first day of the next ten months and 8,337 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and nine month ending September 30, 2014, the Company recognized $16,025 of expense. As of September 30, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2014: no dividend yield, expected volatility, based on the Company's historical volatility, 84% to 109%, risk-free interest rate 1.46% to 2.08% and expected option life of 5 to 7.25 years.

As of September 30, 2014, there was $473,036 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2014:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16

Granted	5,257,600	$0.72 - $1.25	$1.07
Expired	(10,000)	$1.25	$1.25
Forfeited	(102,500)	$0.925 - $1.03	$0.93
Exercised	(449,000)	$0.25 - $0.345	$0.34

Outstanding, September 30, 2014	11,842,100	$0.63 - $1.75	$1.15

Exercisable, September 30, 2014	10,993,349	$0.63 - $1.75	$1.17

Non-Qualified Stock Options and Warrants Outstanding
Weighted Average
	Number Outstanding	Weighted Average	Exercise Price of
Range of	Currently Exercisable	Remaining	Options and Warrants
Exercise Prices	at September 30, 2014	Contractual Life	Currently Exercisable

$0.63 - $1.75	10,993,349	3.65 Years	$ 1.17

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

NOTE 8 – RELATED PARTY

At September 30, 2014 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $25,355 and travel and office expense accruals of officers in the amount of $2,348. At December 31, 2013 the Company had accrued salaries to two beneficial owners of $42,088, legal accrual to related party of $5,500 and travel and office expense accruals of officers in the amount of $1,229.

NOTE 9 – RETIREMENT PLAN

During 2013, the Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense.

NOTE 10 – SUBSEQUENT EVENTS

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share. The options expire in 5 years with 146,000 shares vesting each quarter from date of grant. During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. In November 2012, the remaining options were extended to November 2014. In October 2014, the remaining options were extended to November 2016. The incremental increase in fair value of the modified options was $245,082 using the Black-Scholes Option Pricing Formula which was expensed immediately.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share, vesting 25,000 immediately and the remaining in annual equal installments of 25,000. In November 2012, the option was extended to January 2015. In October 2014, the option was extended to January 2017. The incremental increase in fair value of the modified options was $21,462 using the Black-Scholes Option Pricing Formula which was expensed immediately.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Lightwave Logic, Inc. (the “Company”) is a development stage technology company focused on the development of next generation photonic devices and non-linear optical polymer materials systems for applications in high speed fiber-optic data communications and optical computing markets. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are both thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells. Secondarily, the Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

We are currently developing electro-optic polymers that promise performance many times faster than any technology currently available and that have unprecedented thermal stability. High-performance electro-optic materials produced by our Company have demonstrated stability as high as 350 degrees Celsius. Stability above 250 degrees Celsius is necessary for vertical integration into many semi-conductor production lines. In December 2011 one of our non-linear optical polymers, Perkinamine IndigoTM demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt on 1.5-micron films with excellent thermal and photo stability. Independent research laboratories at Photon-X and The University of Colorado confirmed these characteristics. We continued our development program on Perkinamine IndigoTM to better understand the properties that gave us the results reported in December 2011. In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that we anticipated would significantly improve their ability to generate more powerful organic, nonlinear electro-optical (EO) polymer systems. The new synthetic chemistry process enabled multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process created two new material systems, which have demonstrated outstanding electro-optic values. In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

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

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver

In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed. We are continuing to engage with our potential customer utilizing our PerkinamineTM family of chromophores in a number of host polymers and will evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application.

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and have released the completed chip design to the OpSIS Center at the University of Delaware who will be producing initial silicon chips through their fabrication partner (IME) in Singapore. Delivery of the chips was expected in early summer 2014 for qualification and testing. We were notified that the delivery of these chips has been delayed until late fall. The OpSIS Center at the University of Delaware will be providing us with chips that we will process with various combinations of our electro-optic polymer systems. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

In April 2014, we entered into a sole worldwide license agreement with Corning Incorporated enabling us to integrate Corning's organic electro-optical chromophores into our portfolio of electro-optic polymer materials. The agreement allows us to use the licensed patents within a defined license field that includes communications, computing, power, and power storage applications utilizing the nonlinear optical properties of their materials. As a result of obtaining this license agreement, we created a new powerful and durable nonlinear organic electro-optical (EO) material that will be used in photonic device development and is based on our new multi-chromophore approach that allows two or more chromophores to work in concert. This multi-chromophore system has achieved a 50% increase in chromophore concentration, leading to higher electro-optical activity when compared to an equivalent single chromophore system. Further, the system does not cause the high chromophore density loading issues such as reduced effective electro-optic activity due to a non-uniform concentration of chromophore in the polymer host. Repeated, multi-point measurements of the multi-chromophore system show twice the electro-optic effect of Lithium Niobate with excellent durability.

In August 2014 we completed a Regulation D Rule 506 private placement offering solely to accredited investors of units, with each unit consisting of 67,000 shares of our common stock and a Warrant to purchase 33,500 shares of common stock at $1.00 per share and 33,500 shares of common stock at $1.25 per share, for $50,000 per Unit, or approximately $0.75 per share of common stock. We also simultaneously completed a Regulation S private placement offering of Units having the same terms as the Regulation D, and in total, the Company sold 62.8 Units for total proceeds to us in both offerings equal to $3,140,000.

In August 2014 we announced that the University of Colorado successfully fabricated and tested a bleached electro-optic waveguide modulator designed and fabricated through a sponsored collaborative research agreement. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties.

In October 2014 we announced that we would subject our pilot run of bleached waveguide modulators to performance testing. At that time, we submitted an order with Reynard Corporation in San Clemente, California to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of the Company's organic electro-optical polymers. We received delivery of the substrates in early November for processing of additional bleached waveguide modulators, which will be subjected to performance tests throughout December 2014. The Company anticipates testing will validate the previous modulator results from August 2014, and the viability of its device design and materials systems at nominal speeds in this type of modulator design.

Also, in October 2014, we announced we procured and received chips produced by IMEC International of various types of passive, silicon photonic modulators and waveguides structures to baseline their performance. Similar silicon photonic chips capable of being coated with the Company's advanced organic electro-optically active polymers will then be tested when we receive them from OpSIS, which is scheduled for a late November delivery. This process will be used to compare and contrast side-by-side performance of similar device structures to show anticipated performance improvements obtained by coating passive photonic devices with Lightwave's active materials. Results are expected to demonstrate improved data transfer speeds over current technologies.

During the last several months, we have engaged with various Tier 1 system integrators, device, module and subsystem manufacturers in an effort to identify potential, mutually beneficial joint development programs. We now have several mutual NDAs in place with these entities and are exploring numerous opportunities in the coming months.

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

datacom/telecomm photonic transceiver

•

telecommunications modulator

•

spatial light modulator

•

optical filter

•

all-optical switch

•

multi-channel optical modem

Additionally, we must create an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2013 we received $2,351,008 in cash proceeds from the issuance and sale of our common stock. During the first three quarters of 2014 we received $4,329,978 in cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2014 and September 30, 2013. The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners. We expect the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, product development agreements prior to moving into production.

Operating Expenses

Our operating expenses were $1,160,723 and $997,760 for the three months ended September 30, 2014 and 2013, respectively, for an increase of $162,963. This increase in operating expenses was due primarily to increases in research and development salaries and wages, laboratory material testing expense and electro-optic device development, research and development non-cash stock option and warrant amortization, rent and utilities expenses, license fees, research and development consulting fees, office expenses, shareholder annual meeting, professional fees, legal fees, accounting and auditing fees, human resource support and 401(k) Plan processing fees and software expenses offset by decreases in general and administrative non-cash stock option and warrant amortization, investor relations expenses and travel expenses.

Included in our operating expenses for the three months ended September 30, 2014 was $741,464 for research and development expenses compared to $580,403 for the three months ended September 30, 2013, for an increase of $161,061. This is primarily due to increases in research and development salaries and wages, laboratory material testing expense and electro-optic device development, research and development non-cash stock option and warrant amortization, rent and utilities expenses, license fees and consulting fees offset by decreases in travel expenses.

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

Wages and salaries, including benefits increased $51,005 from $207,189 for the three months ended September 30, 2013 to $258,194 for the three months ended September 30, 2014.

Laboratory material testing expense and electro-optic device development increased $40,166 from $162,991 for the three months ended September 30, 2013 to $203,155 for the three months ended September 30, 2014.

Research and development non-cash stock option amortization increased $24,026 from $94,614 for the three months ended September 30, 2013 to $118,640 for the three months ended September 30, 2014.

Rent and utilities increased $19,913 from $19,498 for the three months ended September 30, 2013 to $39,411 for the three months ended September 30, 2014 due to the lease of the new Colorado corporate office, optical lab facility and clean room.

License fees increased $15,000 for the three months ended September 30, 2014 compared to zero for the three months ended September 30, 2013 for the license fee paid to Corning in accordance with a worldwide sole license agreement.

Consulting expenses increased $10,500 from $0 for the three months ended September 30, 2013 to $10,500 for the three months ended September 30, 2014.

Travel expenses decreased $7,629 from $19,539 for the three months ended September 30, 2013 to $11,910 for the three months ended September 30, 2014, primarily due to the relocation of the Company’s headquarters and optical lab to Colorado.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $1,902 to $419,259 for the three months ended September 30, 2014 compared to $417,357 for the three months ended September 30, 2013. The increase is primarily due to increases in office expenses, shareholder annual meeting, professional fees, legal fees, accounting and auditing fees, human resource support and 401(k) Plan processing fees and software expenses offset by decreases in general and administrative non-cash stock option and warrant amortization, investor relations expenses, rent and utilities and travel expenses.

Office expenses increased $12,452 to $21,352 for the three months ending September 30, 2014 from $8,900 for the three months ended September 30, 2013 for the office expenses of the new facility in Colorado.

Shareholder annual meeting expenses increased $11,340 to $38,749 for the three months ending September 30, 2014 from $27,409 for the three months ended September 30, 2013.

Professional fees increased $10,500 to $10,500 for the three months ending September 30, 2014 from $0 for the three months ended September 30, 2013.

Legal fees increased $8,566 to $70,627 for the three months ending September 30, 2014 from $62,061 for the three months ended September 30, 2013 primarily due to the 2014 private placement.

Accounting and auditing fees increased $3,587 to $39,400 for the three months ending September 30, 2014 from $35,813 for the three months ended September 30, 2013.

Human resource support and 401(k) Plan processing fees increased $3,391 to $4,229 for the three months ending September 30, 2014 from $838 for the three months ended September 30, 2013.

Software expenses increased $3,174 to $3,623 for the three months ending September 30, 2014 from $449 for the three months ended September 30, 2013 primarily for the implementation, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

General and administrative non-cash stock option and warrant amortization decreased $28,265 to $49,177 for the three months ending September 30, 2014 from $77,442 for the three months ended September 30, 2013.

Investor relation expenses decreased $11,614 to $0 for the three months ending September 30, 2014 from $11,614 for the three months ended September 30, 2013.

Rent and utilities decreased $7,400 to ($3,500) for the three months ending September 30, 2014 from $3,900 for the three months ended September 30, 2013 since previous expenses were allocated to research and development for the optical lab in the Colorado facility.

Travel expenses decreased $5,583 to $8,442 for the three months ending September 30, 2014 from $14,025 for the three months ended September 30, 2013, primarily due to the relocation of the Company’s headquarters and optical lab to Colorado.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense increased $13,929 to ($13,866) for the three months ending September 30, 2014 from $63 for the three months ending September 30, 2013, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the corresponding three-month period.

Net Loss

Net loss was $1,174,589 and $997,697 for the three months ended September 30, 2014 and 2013, respectively, for an increase of $176,892, was due primarily to increases in research and development salaries and wages, laboratory material testing expense and electro-optic device development, research and development non-cash stock option and warrant amortization, rent and utilities expenses, license fees, research and development consulting fees, office expenses, shareholder annual meeting, professional fees, legal fees, accounting and auditing fees, human resource support and 401(k) Plan processing fees, software expenses and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by decreases in general and administrative non-cash stock option and warrant amortization, investor relations expenses and travel expenses.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013

Revenues

As a development stage company, we had revenues of $2,500 during the nine months ended September 30, 2014 and $0 for the nine months ending September 30, 2013. The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners. We expect the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, product development agreements prior to moving into production.

Operating Expenses

Our operating expenses were $3,159,697 and $2,865,262 for the nine months ended September 30, 2014 and 2013, respectively, for an increase of $294,435. This increase in operating expenses was due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, rent and utility expenses, depreciation, legal expenses, office expenses, software expense, professional fees, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, moving expenses and investor relations expenses offset by decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses and internet web design fees.

Included in our operating expenses for the nine months ended September 30, 2014 was $1,945,357 for research and development expenses compared to $1,566,901 for the nine months ended September 30, 2013, for an increase of $378,456. This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, rent, depreciation and moving expenses.

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

Wages and salaries and benefits increased $121,233 from $608,372 for the nine months ended September 30, 2013 to $729,605 for the nine months ended September 30, 2014 primarily due to additional employees hired to perform in-house material development, testing and device design and development.

Laboratory material testing expense and electro-optic device development increased $71,887 from $296,843 for the nine months ended September 30, 2013 to $368,730 for the nine months ended September 30, 2014. Laboratory materials and supplies also increased $37,552 from $62,236 for the nine months ended September 30, 2013 to $99,788 for the nine months ended September 30, 2014.

Non-cash stock compensation and stock option and warrant amortization increased $79,626 from $321,251 for the nine months ended September 30, 2013 to $400,877 for the nine months ended September 30, 2014.

License fees increased $15,000 for the nine months ended September 30, 2014 compared to zero for the nine months ended September 30, 2013 for the license fee paid to Corning in accordance with a worldwide sole license agreement.

Rent expense increased $21,201 from $58,509 for the nine months ended September 30, 2013 to $79,710 for the nine months ended September 30, 2014 due to the lease of the new Colorado corporate office, optical lab facility and clean room.

Depreciation expense increased $13,535 from $81,446 for the nine months ended September 30, 2013 to $94,981 for the nine months ended September 30, 2014 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

Moving expenses incurred during the nine months ending September 30, 2014, for the move of the optical lab to the Company’s new headquarters facility in Colorado were $3,972.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $84,021 to $1,214,340 for the nine months ended September 30, 2014 compared to $1,298,361 for the nine months ended September 30, 2013. The decrease is due primarily to decreases in general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel expenses and internet web design fees offset by increases in legal fees, office expenses, software expense, professional fees, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, general and administrative moving expenses, rent and utility expenses and investor relations expenses.

Compensation including fringe benefits decreased $38,747 to $399,791 for the nine months ending September 30, 2014 from $438,538 for the nine months ending September 30, 2013. Also, general and administrative non-cash stock option and warrant amortization decreased by $121,414 to $184,830 for the nine months ended September 30, 2014 compared to $306,244 for the nine months ended September 30, 2013.

Travel expenses were $39,743 and $66,507 for the nine months ended September 30, 2014 and 2013. The decrease of $26,764 was primarily due to the relocation of the Company’s headquarters and optical lab to Colorado.

Internet and web design fees decreased $6,818 to $7,369 for the nine months ended September 30, 2014 compared to $14,187 for the nine months ended September 30, 2013 due to the web design revisions made during 2013.

Legal fees were $177,355 and $151,333 for the nine months ended September 30, 2014 and 2013 for an increase of $26,022 for legal fees in connection with capital raise documents and registration statements filed during 2014.

Office expenses including administrative and receptionist expenses increased $23,257 from $19,161 for the nine month period ended September 30, 2013 to $42,418 for the nine month period ended September 30, 2014 for expenses related to the Company’s new headquarters in Colorado.

Software expenses increased $11,110 from $450 for the nine months ended September 30, 2013 to $11,560 for the nine months ended September 30, 2014 primarily for the implementation during the second quarter of 2013, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Professional fees increased $9,475 from $7,590 for the nine months ended September 30, 2013 to $17,065 for the nine months ended September 30, 2014.

Expenses for the annual shareholder meeting increased $9,169 from $29,580 for the nine months ended September 30, 2013 to $38,749 for the nine months ended September 30, 2014.

Human resource support and 401(k) Plan processing fees increased $8,423 from $2,383 for the nine month period ended September 30, 2013 to $10,806 for the nine month period ended September 30, 2014 for the implementation of a 401(k) Plan in the fourth quarter of 2013.

Moving expenses incurred during the nine months ending September 30, 2014, for the move of the Company’s corporate office to the new headquarter facility in Colorado were $7,736.

Rent and utility expenses increased $5,530 from $11,700 for the nine months ended September 30, 2013 to $17,230 for the nine months ended September 30, 2014 primarily for the expenses of the new headquarter facility in Colorado.

Investor relations expenses increased by $5,166 from $11,644 for the nine months ended September 30, 2013 to $16,810 for the nine months ended September 30, 2014.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $187,585 to ($16,484) for the nine months ending September 30, 2014 from ($204,069) for the nine months ending September 30, 2013, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the corresponding nine-month period.

Net Loss

Net loss was $3,173,681 and $3,069,331 for the nine months ended September 30, 2014 and 2013, respectively, for an increase of $104,350, due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, depreciation, legal expenses, office expenses, software expense, professional fees, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, moving expenses, rent and utility expenses and investor relations expenses offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, general and administrative non-cash amortization of options and warrants, general and administrative wages and salaries, travel and lodging expenses and internet web design fees.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. We adopted changes to our significant accounting policies since December 31, 2013. See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2014, as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the nine months ended September 30, 2014, net cash used in operating activities was $2,112,359 and net cash used in investing activities was $274,450, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2014 was $4,329,978. At September 30, 2014, our cash and cash equivalents totaled $4,213,873, our assets totaled $5,391,632, our liabilities totaled $502,134, and we had stockholders’ equity of $4,889,498.

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

In August 2014 we completed a Regulation D Rule 506 private placement offering solely to accredited investors of units, with each unit consisting of 67,000 shares of our common stock and a Warrant to purchase 33,500 shares of common stock at $1.00 per share and 33,500 shares of common stock at $1.25 per share, for $50,000 per Unit, or approximately $0.75 per share of common stock. We also simultaneously completed a Regulation S private placement offering of Units having the same terms as the Regulation D, and in total, the Company sold 62.8 Units for total proceeds to us in both offerings equal to $3,140,000.

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

Analysis of Cash Flows

For the nine months ended September 30, 2014

Net cash used in operating activities was $2,112,359 for the nine months ended September 30, 2014, primarily attributable to the net loss of $3,173,681 adjusted by $119,036 in warrants issued for services, $466,671 in options issued for services, $24,862 in common stock issued for services, $110,054 in depreciation expenses and patent amortization expenses, $(39,259) in prepaid expenses and $379,958 in accounts payable and accrued expenses. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $274,450 for the nine months ended September 30, 2014, consisting of $70,261 in costs for intangibles, and $204,189 in asset additions, primarily for the new Colorado corporate office, Colorado clean room and Delaware lab facility.

Net cash provided by financing activities was $4,329,978 for the nine months ended September 30, 2014 and consisted of $3,140,000 proceeds from private place, $1,036,148 in proceeds from sale of common stock to an institutional investor and $153,830 from the exercise of options and warrants.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

July 2014	Common Stock – 2,081 shares of common stock at $0.96 per share issued for services.

August 2014	Common Stock – 1,897 shares of common stock at $1.05 per share issued for services.

September 2014	Common Stock – 2,121 shares of common stock at $0.94 per share issued for services.

August 2014	Unit – 67,000 shares of common stock and warrants to purchase 67,000 shares of common stock contained in units for total proceeds of $50,000.

August 2014	Warrant – right to buy 100,000 shares of common stock at $0.95 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions.  We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

On May 23, 2014, the Company’s board of directors appointed George Lauro as a member of the Company’s Operation Committee to serve for a period of not more than 120 days. On November 6, 2014, the Company’s board of directors retroactively extended Mr. Lauro’s service on the Company’s Operation Committee for an additional 7 months.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Form of Subscription Agreement (Regulation D)	*
10.2	Form of Subscription Agreement (Regulation S)	*
10.3	Form of Warrant (Regulation D)	*
10.4	Form of Warrant (Regulation S)	*
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Furnished herewith

* Incorporated by reference to the Company's Form 8-K as filed with the SEC on July 14, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  November 14, 2014

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  November 14, 2014