Form 10-K
period 2014-12-31
Lightwave Logic, Inc.
filed 2015-03-24
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $41,479,075 as of June 30, 2014.

As of March 23, 2015, there were 58,405,704 shares outstanding of the registrant’s common stock, $.001 par value.

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

Our Business Development

We were incorporated under the laws of the State of Nevada on June 24, 1997 and in July 2004 we acquired PSI-TEC Corporation (“PSI-TEC”) as a wholly owned subsidiary. PSI-TEC was founded in 1991 and incorporated under the laws of the State of Delaware on September 12, 1995. Dr. Frederick J. Goetz founded PSI-TEC in Upland, Pennsylvania where he established a laboratory with a small amount of private funding.  PSI-TEC subsequently moved its operations to laboratory space provided by the U.S. Army on the Aberdeen Proving Grounds in cooperation with a division of the Department of Defense for the advancement of ultra wide-bandwidth satellite telecommunications. Thereafter, PSI-TEC commenced operations of its own organic synthesis and thin-films laboratory in Wilmington, Delaware.

On October 2006, in order to consolidate our operations, we merged with PSI-TEC Corp. and changed our name to Third-Order Nanotechnologies, Inc. In March 2008 we changed our name to Lightwave Logic, Inc. to better suit our strategic business plan and to facilitate stockholder recognition of our Company and our business.

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

Overview

We are a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, our Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patented and patent-pending optical materials (chromophores), when combined with selected polymers to make ASEOP and NLAOP material systems and when completed and tested, to be the core of the future generations of optical devices, modules, sub-systems and systems that we will develop or be licensed by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

Our ASEOP material systems are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environmental and performance specifications demanded by electro-optic devices. We believe that our patented and patent pending technologies will enable us to design polymer based material systems that are free from the numerous diverse and inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymer based material systems with the intent to have temporal, thermal, chemical and photochemical stability within our patented and patent pending molecular chromophore architectures.

Our non-linear all optical NLAOP material systems have demonstrated resonantly enhanced third-order properties approximately 2,630 times larger than fused silica, which means that they are highly photo-optically active in the absence of an RF circuit.  In this way they differ from other polymer technologies and are considered more advanced next-generation materials.

Our patented and patent pending molecular chromophore architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability. Aromaticity is what will enable our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current molecular designs.  Polymer-based devices, hybrid devices and the processes used to create them are often patentable, which can provide the developers of such technology with a significant competitive advantage. We consider our proprietary intellectual property to be unique therefore we believe this gives us a significant competitive advantage

Glossary of Select Technology Terms Used Herein

All-optical devices

All-optical devices convert data in the form of input light signals to a secondary light data stream. The future market of all-optical devices and switches is expected to include all-optical switches.

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

Photonic Devices

Photonic devices are components for creating, manipulating or detecting light. This can include modulators, laser diodes, light-emitting diodes, solar and photovoltaic cells, displays and optical amplifiers. Other examples are devices for modulating a beam of light and for combining and separating beams of light of different wavelength.

Polymers

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

Our Business

Lightwave Logic, Inc. is developing a new generation of advanced organic nonlinear chromophores to be used to make electro-optic polymer material systems and non-linear all-optical polymer material systems. We are developing a new generation of photonic devices that utilize our unique polymer based material systems. These polymer based material systems, when used in modulators or waveguide structures, can convert high-speed electronic signals into optical (light) signals for use in communications systems, high-speed data transfer or advanced high speed computing. Our Company is developing proprietary all-optical devices utilizing the advanced capabilities of our materials for the application mentioned above. These all-optical devices use light waves to switch other light waves meaning these material systems have third-order properties.

Inorganic material with electro-optic characteristics is the core active ingredient in high-speed fiber-optic telecommunication systems. Utilizing our proprietary technology, we are in the process of engineering advanced organic electro-optic polymer material systems that we believe may lead to significant performance advancements, component size and cost reduction, ease of processing, and thermal and temporal stability. We believe that our electro-optic polymer material systems engineered at the molecular level may have a significant role in the future development of commercially significant electro-optic related products.

Our organic electro-optic polymer material systems work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths), but possess inherent advantages to inorganic materials.

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

We consider organic polymers with electro-optic qualities to be the most feasible technology for future high-speed (wide bandwidth) electronic-optical conversion. Due to the ease of processing afforded by electro-optic polymers, as well as their capacity to foster component size reduction, we believe electro-optic polymers have the potential to replace more expensive, lower-performance materials and devices used in fiber-optic ground, wireless and satellite communication networks that are used today in commercial and military telecommunications and advanced computational systems.

We also believe potential future applications may include: (i) cloud computing and data centers; (ii) telecommunications/data communications; (iii) backplane optical interconnects; (iv) photovoltaic cells; (v) medical applications; (vi) satellite reconnaissance; (vii) navigation systems; (viii) radar applications; (ix) optical filters; (x) spatial light modulators; and (xi) all-optical switches.

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

None of our patented molecular designs rely on the BLA polyene chain design model.

Our Intellectual Property

Issued U.S. Patents:

•	Heterocyclical Chromophore Architectures (Granted April 5, 2011)
•	Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted – February 22, 2011)
•	Heterocyclical Chromophore Architectures (Granted September 18, 2012)
•	Tricyclic Spacer Systems for Nonlinear Optical Devices (Granted- October 30, 2012)

Issued Australian Patents:

•	Heterocyclical Chromophore Architectures (Granted November 29, 2012)

Allowed Japanese Patents:

•	Heterocyclical Chromophore Architectures (Granted March 19, 2013)

We have twenty-four pending patent applications (including six patent families with applications in Australia, Canada, China, European Patent Office, Japan and the U.S. based on the PCT and U.S. applications below) in the field of nonlinear optic chromophore design as follows:

•	Stable Free Radical Chromophores, processes for preparing the same
•	Stable Free Radical Chromophores, processes for preparing the same
•	Tricyclic Spacer Systems for Nonlinear Optical Devices
•	Anti-Aromatic Chromophore Architectures
•	Heterocyclical Anti-Aromatic Chromophore Architectures
•	Heterocyclical Chromophore Architectures
•	Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems

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

On September 25, 2006 we obtained independent laboratory results that confirmed the thermal stability of our Perkinamine™ electro-optic materials. Thermal stability as high as 350 degrees Celsius was confirmed, significantly exceeding many other then commercially available high performance electro-optic materials, such as CLD-1 that exhibits thermal degradation in the range of 250 degrees Celsius to 275 degrees Celsius. This high temperature stability of our materials eliminates a major obstacle to vertical integration of electro-optic polymers into standard microelectronic manufacturing processes (e.g. wave/vapor-phase soldering) where thermal stability of at least 300 degrees Celsius is required. In independent laboratory tests, ten-percent material degradation, a common evaluation of overall thermal stability, did not occur until our Perkinamine™ materials base was exposed to temperatures as high as 350 degrees Celsius, as determined by Thermo-Gravimetric Analysis (TGA). The test results supported our Company's progress to introduce our materials into commercial applications such as optical interconnections, high-speed telecom and datacom modulators, and military/aerospace components.

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

In August 2009, Photon-X, LLC commenced a compatibility study, process sequences, and fabricated wafers/chips containing arrays of phase modulators. The first one hundred plus modulators (bench top devices) were completed at the end of October 2009, and were successfully characterized for insertion loss, Vpi, modulation dynamic range and initial frequency response in March 2010. The multi-step manufacturing process we utilized to fabricate our modulators involved exposing our proprietary Perkinamine™ materials to extreme conditions that are typically found in standard commercial manufacturing settings. Our step-by-step analysis throughout the fabrication process demonstrated to us that our Perkinamine™ materials could successfully withstand each step of the fabrication process without damage.

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2-dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with our new design partner was started in late 2011. This research and development program continued through 2013, and was completed the end of the third quarter of 2013.  The results of this study gave us a guide on how to move forward with the design of our prototype spatial light modulator. The second phase of the program is under review and we expected to start the second phase sometime the second half of 2014; but funding for phase two of this program was delayed. We hope to reengage our work on this program in 2015 after funding is approved.

In March 2010 we successfully concluded initial electrical and optical performance testing of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.

In October of 2010, we completed the concept stage of a novel design for an advanced optical computing application and moved forward into the design stage with Celestech, Inc. of Chantilly, Virginia.  Several projects with Celestech are currently on hold.  If these projects move forward, they will incorporate one or more of our Company’s advanced electro-optical polymer materials.

In October of 2010 we announced the results of testing performed by Lehigh University that demonstrated the third-order non-linear properties of our proprietary molecules in the PerkinamineNR™ chromophore class.  Lehigh University determined that the material was 100 times stronger than the highest off-resonance small molecule currently known.  They also determined that it was 2,600 times more powerful than fused silica and demonstrated extremely fast (less than 1 picosecond) photo-induced non-linear response that would be capable of modulation at rates of 1 THz (terahertz). Additional testing at Lehigh University of the Company’s other Perkinamine™ class of materials demonstrated third-order non-linear properties, which may have utility in all optical switches.

In March 2011 we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. This effort, starting with an all-optical switch, is being continued at the University of Colorado, Boulder through an agreement entered into in January 2013. This research and development effort continued through 2014, but not at the pace we expected. In 2015 we hope to engage a product development partner, which should accelerate the product development program.

In March 2011, we entered into a research and development agreement with the City University of New York’s (“CUNY”) Laboratory for Nano Micro Photonics (LaNMP) to develop third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise showed promise for the development of all-optical devices. The agreement ran through the end of 2011. The goal of the project was to fabricate and test slot waveguides embedded with two types of nonlinear optical polymers obtained from our Company. These two polymers were Perkinamine™ and PerkinamineNR™. In CUNY’s final report it showed they successfully demonstrated that the Perkinamine™ and PerkinamineNR™ survived their 170 degrees C processing temperature without degradation. According to their report, they were successful in one processing run wherein they showed the possibility to realize waveguides with very smooth sidewalls. Reflectivity measurements carried out under optical pumping showed phase shift in the Perkinamine™ material. We are continuing research in this area with the University of Colorado, Boulder.

In March 2011 we announced a two-year research and development collaboration with the University of Alabama to explore the advanced energy capture properties of our Perkinamine™ class of chromophores.  Our material absorbs light across a wide range of wavelengths from near infrared into the near ultraviolet. We have subsequently ended our relationship with the University.

In December 2011, we announced the discovery of a new material named Perkinamine Indigo™.  We believe this represents a major advancement in the field of organic nonlinear optical materials. These were initial results and we have much to learn about how to harness full potential of Perkinamine Indigo™. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability. Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics. More recent measurements have shown an electro-optical effect closer to 100 picometers per volt in a 500 nm thin films. We continued the development work to better understand these results. In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve its ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values. In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

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

In July 2012 we entered into an agreement with The University of Colorado, Boulder, GWOL to conduct analytical testing and to carry out studies that will give a better understanding of the properties of a new class of composite organic electro-optic materials. This class of materials is our Perkinamine Indigo™. The processing and measurements were carried out primarily at the university’s Guided Wave Optics Laboratory (GWOL). The work was completed in close collaboration with Company personnel. It was determined a new synthetic chemistry and material process methodology was needed for consistent and repeatable results. That methodology was announced in January 2014.

In February 2013 we delivered to a potential large system supplier customer prototype devices that were coated with our advanced organic nonlinear electro-optical polymer, Perkinamine Indigo™. Tests conducted by the University of Colorado, Boulder on coupons coated with the material demonstrated R33 measurements from 100-125 picometers per volt, as measured by the University of Colorado which exceeded the potential large system supplier customer's stated electro-optical requirements.

In March 2013 we entered into a product development contractor agreement with EM Photonics (EMP) of Newark, Delaware to fabricate and test waveguides and phase modulators during an initial development phase using existing EMP polymer modulator design and processes. In June 2013 we consolidated the EMP design program into our University of Colorado, Boulder (UCB) program after we fabricated structures with UCB that will be used as the basic building blocks of our Integrated Optical Device effort for the construction of both our advanced telecom modulator and data communications transceiver.  In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group, we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators.  The devices utilized an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating devices.

In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There are still additional tests that need to be completed.  We worked with our potential customer utilizing our Perkinamine™ family of chromophores in a number of host polymers to evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application. Currently, this potential customer’s program is on hold, and we do not know when or if this program will restart. We are currently talking to potential new development partners.

In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators. The devices utilized an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating prototype devices. These first-generation devices have achieved greater electro-optical activity and dramatically lower drive voltage than industry standard modulators based on inorganic materials. We continued this effort in 2014 and have signed an agreement with the third party research group to continue our collaboration through 2015.

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

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, we now have a significant amount of data on the thermal aging of our materials.  We have demonstrated that our materials can withstand considerably more than 500 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone. To our knowledge, this is something that has not occurred before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

In February 2014 we received our first purchase order for our advanced organic nonlinear electro-optic polymer from Boulder Nonlinear Systems (BNS) of Boulder, Colorado in connection with the development of a next generation LADAR system. A LADAR system is a radar system that utilizes a pulse laser to calculate the distance to a target, but is also capable of rendering a 3-D image. In the event BNS continues to move forward with the development of this LADAR system, we expect to receive additional purchase orders from BNS.

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who produced initial silicon chips, which were delivered to us in December 2014 and January 2015.  We are currently qualifying and testing these chips for utilization in our Silicon Organic Hybrid Transceiver. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

In April 2014 we entered into a sole worldwide license agreement with Corning Incorporated enabling us to integrate Corning's organic electro-optical chromophores into our portfolio of electro-optic polymer materials. The agreement allows us to use the licensed patents within a defined license field that includes communications, computing, power, and power storage applications utilizing the nonlinear optical properties of their materials. As a result of obtaining this license agreement, we created a new powerful and durable nonlinear organic electro-optical material that will be used in photonic device development and is based on our new multi-chromophore approach that allows two or more chromophores to work in concert. This multi-chromophore system has achieved a 50% increase in chromophore concentration, leading to higher electro-optical activity when compared to an equivalent single chromophore system. Repeated, multi-point measurements multi-chromophore system shows approximately twice the electro-optic effect of Lithium Niobate with excellent durability.

In August 2014 the University of Colorado successfully fabricated and tested a bleached electro-optic waveguide modulator designed and fabricated through a sponsored collaborative research agreement. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties. These initial results of our first in-house device are significant to our entire device program and are an important starting point for modulators that are being developed for target markets.  We have multiple generations of new materials that we will soon be optimizing for this specific design.

In October 2014 we submitted an order with Reynard Corporation to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of our organic electro-optical polymers, which we received in early November and performance tested throughout December. Upon completion of our side-by-side comparative testing of our organic polymers versus duplicate silicon photonic devices, we will coat the gold-layered fused silica substrates with our proprietary polymers and begin to produce working demonstration prototype devices that we will use to present to potential customers and development partners. The bleached waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents approximately a $300MM per year market opportunity for us.

In December 2014 we subjected several blends of materials created by our multi-chromophore process to thermal aging tests that included lengthy exposure to high temperatures (85C and 110C) for 300 hours.  The data collected indicated minimal loss of electro-optical activity (R33), even after over 500 hours at 110C.  Extrapolated internal aging calculations indicated that our organic polymers are expected to provide decades of operational performance.  These results exceed previously published efforts for other organic polymers.

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

Our Target Markets

Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency and we believe may have the potential to replace more expensive, lower-performance materials and devices used in fiber-optic ground, wireless and satellite communication networks. We believe our organic electro-optic polymers may have broad applications in civilian and military telecommunications and advanced computational systems. Potential future applications may include: (i) cloud computing and data centers; (ii) telecommunications/data communications; (iii) backplane optical interconnects; (iv) photovoltaic cells; (v) medical applications; (vi) satellite reconnaissance; (vii) navigation systems; (viii) radar applications; (ix) optical filters; (x) spatial light modulators; and (xi) all-optical switches.

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

Replacing these inorganic materials with organic polymer materials made with Perkinamine™ chromophores would offer significant improvements in data rates; reduce form factor; require less error correction along with a significant reduction in drive voltage leading to less heat dissipation and hence reduce the overall cost of operation with regard to site cooling. Polymers are not inherently costly to produce nor do they require such strict environmental conditions. Due to their material flexibility (e.g. ability to more easily mold into specific topologies) they are expected to enable smaller, faster, less expensive, and more integrated network components. In many laboratory tests, electro-optic polymers have demonstrated substantial (3-10x) transmission data speed improvements over crystalline technologies (lithium niobate, gallium arsenide, indium phosphide).

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

Radar Applications

Radar Applications, specifically phased array radar, has been traditionally understood as a potential application for successful electro-optic material designs, along with electronic counter measure systems (ECM) systems, ultra-fast analog-to-digital conversion, LADAR, land mine detection, radio frequency photonics and spatial light modulation.

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

All-Optical Switches

All-optical switches are expected to be included in the future market of all-optic devices. All-optical devices convert data in the form of input light signals to a secondary light data stream. Some experts anticipate that all-optical switches will replace traditional switches used today in microprocessors. All-optical switches are expected to enable the fabrication of an entirely new high-speed generation of "polymer" based computers that operate on light instead of electricity, which in turn should significantly improve computation speeds.

Our Business Strategy

The Company has recently revised its business strategy from a materials only approach into a dual path strategy that also includes developing devices, components and potentially sub-systems. Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

•	Develop electro-optic polymer material systems and non-linear all-optical polymer material systems and photonic devices
•	Continue to develop proprietary intellectual property
•	Streamline our product development process
•	Develop a comprehensive marketing plan
•	Maintain/develop strategic relationships with government agencies, private firms, and academic institutions
•	Continue to attract and retain high level science and technology personnel to our Company

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

Develop a Comprehensive Marketing Plan

We are developing a sales and marketing plan for our devices for implementation once we produce multiple prototype devices for the optical market. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales organizations, such as electro-optic component representatives and distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

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

In November 2011 we retained Louis C. Glasgow, PhD as our Chief Technology Officer. For seven years Dr. Glasgow worked at Corning, Inc. as the Director of Organic Technology. Prior to that, Dr. Glasgow spent 28 years working at DuPont in various capacities, his last being Director of Innovation. In May 2013 Dr. Glasgow resigned as Chief Technology Officer and now serves as Senior Technical Advisor to the Company, a non-executive position.

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

In February 2014 we retained Ashok Shenvi, PhD as part of our technology team as Senior Principal Investigator. Dr. Shenvi received his Ph.D. from Stanford University and a M.Sc. from the Indian Institute of Technology in Bombay, India. Dr. Shenvi has over 30 years of experience working in medicinal and organic chemistry at Astra Zeneca Pharmaceuticals and central research at E. I. DuPont Company. Dr. Shenvi has authored 37 scientific publications and presentations, and has been granted 20 patents.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Included in our operating expenses for the year ended December 31, 2014 was $2,849,620 for research and development expenses compared to $2,068,050 for the year ended December 31, 2013, for an increase of $781,570.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Bleached Waveguide Modulator

Our bleached electro-optic waveguide modulator was designed and fabricated through a sponsored collaborative research agreement and successfully fabricated and tested by the University of Colorado. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties. These initial results of our first in-house device are significant to our entire device program and are an important starting point for modulators that are being developed for target markets.  We have multiple generations of new materials that we will soon be optimizing for this specific design. The bleached waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents approximately a $300MM per year market opportunity for us.

Slot Waveguide Modulator

 Our functional Silicon Organic Hybrid (SOH) slot waveguide modulator utilizes an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer, and is functional as an operating prototype device. Preliminary testing and initial data on our SOH slot waveguide modulators demonstrated several promising characteristics. The tested SOH chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate.  In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide.  With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial data rates exceeded 30-35 Gb/sec in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.  We continued with our collaborative development of our SOH slot waveguide modulator in 2014 and have signed an agreement with the associated third party research group to continue our collaboration through 2015.

Spatial Light Modulator

We have a development program to develop a Spatial Light Modulator with an outside manufacturer, Boulder Nonlinear Systems (BNS) utilizing certain Perkinamine™ chromophores.  A spatial modulator is a form of optical computer that can perform various advanced tasks, such as object and facial recognition, by using advanced mathematical calculations known as Fourier Transforms. Our organic nonlinear optical materials can potentially produce update rates of more than a million times per second, which is a significant improvement in processing speed over existing Liquid Crystal Display technology that updates at only 30 to 60 times per second.

100 Gbps Telecommunications Modulator

We have recently begun a second-generation design of a unique telecommunications modulator incorporating our newly developed materials in the Perkinamine™ family. We anticipate this modulator will be able to exceed the performance of existing legacy modulators by an order of magnitude, and will allow for improvements in the form of reduced power consumption and reduced device cost.

200 Gbps Datacomm/Telecomm Photonic Transceiver

We, along with our partners at the University of Colorado at Boulder (UCB) propose to develop multichannel integrated nanophotonic transceivers (MINTS) for application in data communications. The transceiver consists of a silicon photonic chip fabricated with nonlinear polymer infused modulators (SOH), multiplexers, demultiplexers, detectors and grating fiber couplers to an external light source. The CMOS-compatible optical modulators are key components for future silicon-based photonic transceivers. Our solution, the silicon-organic hybrid (SOH) platform has been proposed and is being prototyped. In the SOH approach, the optical signal is guided by a silicon waveguide while an organic cladding provides the electro-optic effect.

Other Potential Applications For Our Products

Optical Filters

We are in preliminary design and fabrication phases of development of an optical filter using our proprietary Perkinamine™ and PerkinamineNR™ materials within a SiNx photonics platform.  Initial work has been done in collaboration with City University of New York, but limitations in their process capabilities have led us to seek alternate fabrication facilities, which are underway at this time.

All-Optical Switches

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

Multi-Channel Optical Modem

The availability of low cost electro-optic modulators will enable low cost multichannel optical modems that will use many wavelengths in parallel and employ high efficiency modulation techniques such as QAM (quadrature amplitude modulation). Such modems would enable an order of magnitude increase in the Internet capacity of legacy fiber. Lightwave Logic is in the early feasibility stage of such a multichannel optical modem.

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

Boulder Non-Linear Systems

Boulder Nonlinear Systems, Inc. is a Colorado company that designs, manufactures and sells liquid crystal based photonics devices and systems. BNS builds unique analog liquid crystal on silicon modulators used in applications ranging from holographic storage to microscopic cell manipulation. Its advanced liquid crystal technology is used in telecommunications, medical instruments, defense, and manufacturing.

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

Our Competition

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, JDSU, Oclaro, NeoPhotonics, OpLink, CyOptics. Additionally, the five largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are JDSU, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

We consider GigOptix, Inc., as our primary competitor.  They have designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed at the University of Washington. GigOptix presently has a joint venture with CPqD.

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

Our Laboratory Facilities

In June 2012 we opened an internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This lab facility enables us to synthesize and test our materials in the same facility and to accelerate our development efforts. It is equipped with state of the art equipment necessary to conduct synthetic chemistry in much more tightly controlled conditions. Additionally, we have equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.

In January of 2014 we moved our Corporate Headquarters, as well as our optical testing facility, to Longmont, Colorado in order to be closer to our development partners.  We commenced construction of clean room at this facility during the fourth quarter of 2014, which we expect will be fully operational and functional in April 2015. This clean room will enable us to expand our in-house prototype development capabilities.

Employees

We currently have 8 full-time employees and 7 part-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,409,797 for the year ended December 31, 2014 and $3,912,326 for the year ended December 31, 2013. We anticipate that we will continue to incur operating losses through at least 2014.

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

In order to effectively manage growth, we must:

•	Continue to develop an effective planning and management process to implement our business strategy;
•	Hire, train and integrate new personnel in all areas of our business; and
•	Expand our facilities and increase capital investments.

We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

We are entering new markets, and if we fail to accurately predict growth in these new markets, we may suffer substantial losses.

We are devoting significant resources to engineer next-generation organic nonlinear optical materials for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies as well as the our proprietary photonic devices. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

Our future growth will suffer if we do not achieve sufficient market acceptance of our organic nonlinear optical material products or our proprietary photonic devices.

We are developing our organic nonlinear optical material products to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies as well as the our proprietary photonic devices. All of our potential products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products.

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

Two of our significant target markets are the telecommunications and networking markets, which are subject to slow growth and overcapacity.

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

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our business and cause us to fail at achieving our anticipated growth.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through October 2015; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.  We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than the Lincoln Park Capital Fund, LLC (“Lincoln Park”) financing transaction (described in the paragraph below), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

As of December 31, 2014, we have outstanding options and warrants to purchase an aggregate of 11,819,600 shares of our common stock at exercise prices ranging from $0.63 - $1.75 per share with a weighted average exercise price of $1.15 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

The markets that we are targeting for our organic nonlinear optical material technology are intensely competitive. Most of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

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

We conduct significantly all of our research and development activities at a limited number of facilities, and circumstances beyond our control may result in considerable interruptions.

We conduct significantly all of our research and development activities at a limited number of facilities. A disaster such as a fire, flood or severe storm at or near one of our facilities could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business.

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

There Is A Limited Market For Our Common Stock, Which May Make It More Difficult For You To Sell Your Stock.

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

Our executive and business office headquarters are located at 1831 Lefthand Circle, Suite C, Longmont, CO 80501. We coordinate our operations, optical device design, optical laboratory, thin films laboratory and clean room, and market our services from this space. Our annual base rent for this space is $46,208.

We also lease approximately 2,000 square feet of laboratory space at 1 Innovation Way, Newark, Delaware 19711, which we utilize to operate an organic synthesis and thin-films laboratory.  Our annual rent for this space is approximately $71,662. We also lease approximately 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware 19804-1100. Our annual rent for this space is $9,869.

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

		High	Low

2013	1st Quarter	$1.65	$0.83
	2nd Quarter	$1.55	$0.83
	3rd Quarter	$0.94	$0.74
	4th Quarter	$1.11	$0.69

2014	1st Quarter	$1.03	$0.68
	2nd Quarter	$0.94	$0.70
	3rd Quarter	$1.19	$0.87
	4th Quarter	$0.91	$0.74

As of March 23, 2015, we have a total of 58,405,704 shares of common stock outstanding, held by approximately 122 record shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2014.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,212,000	$1.15	2,544,100
Equity compensation plans not approved by security holders (2)	5,607,600	$1.15	0
Total	11,819,600	$1.15	2,544,100

1.	Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We have reserved 10,000,000 shares of common stock for such persons pursuant to that plan.
2.	Comprised of common stock purchase warrants we issued for services.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

January 2014	Common Stock – 10,000 shares of common stock at $0.25 per share pursuant to an option exercise for total proceeds of $2,500.

March 2014	Common Stock – 250,000 shares of common stock at $0.345 per share pursuant to a warrant exercise for total proceeds of $86,250.

May 2014	Common Stock – 25,000 shares of common stock at $0.34 per share pursuant to an option exercise for total proceeds of $8,500.

June 2014	Common Stock – 164,000 shares of common stock at $0.345 per share pursuant to a warrant exercise for total proceeds of $56,580.

June – August 2014	Units - 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock contained in units for total proceeds of $3,140,000.

Securities issued for services

Date	Security

January 2014	Warrant – right to buy 100,000 shares of common stock at $0.715 per share.

March 2014	Warrant – right to buy 100,000 shares of common stock at $0.92 per share.

June 2014	Common Stock – 2,371 shares of common stock at $0.84 per share.

July 2014	Common Stock – 2,081 shares of common stock at $0.96 per share.

July 2014	Warrant – 100,000 shares of common stock at $0.95 per share.

August 2014	Common Stock – 1,897 shares of common stock at $1.05 per share.

September 2014	Common Stock – 2,121 shares of common stock at $0.94 per share.

October 2014	Common Stock – 2,408 shares of common stock at $0.83 per share.

November 2014	Common Stock – 2,322 shares of common stock at $0.86 per share.

November 2014	Common Stock – 6,250 shares of common stock at $0.87 per share.

December 2014	Common Stock – 6,250 shares of common stock at $0.81 per share.

December 2014	Common Stock – 2,487 shares of common stock at $0.80 per share.

Securities issued pursuant to our Employee Stock Plan

Date	Security

January 2014	Stock Options –200,000 shares of common stock at $0.715 per share.

March 2014	Stock Options – 350,000 shares of common stock at $0.92 per share.

May 2014	Stock Options – 200,000 shares of common stock at $$0.763 per share.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)5) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

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

Overview

We are a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, our Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer. We expect our patented and patent-pending optical materials (chromophores), when combined with selected polymers to make ASEOP and NLAOP material systems and when completed and tested, to be the core of the future generations of optical devices, modules, sub-systems and systems that we will develop or be licensed by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies.

Our ASEOP material systems are property-engineered at the molecular level (nanotechnology level) to meet the exacting thermal, environmental and performance specifications demanded by electro-optic devices. We believe that our patented and patent pending technologies will enable us to design polymer based material systems that are free from the numerous diverse and inherent flaws that plague competitive polymer technologies employed by other companies and research groups. We engineer our polymer based material systems with the intent to have temporal, thermal, chemical and photochemical stability within our patented and patent pending molecular chromophore architectures.

Our non-linear all optical NLAOP material systems have demonstrated resonantly enhanced third-order properties approximately 2,630 times larger than fused silica, which means that they are highly photo-optically active in the absence of an RF circuit.  In this way they differ from other polymer technologies and are considered more advanced next-generation materials.

Our revenue model relies substantially on the assumption that we will be able to successfully develop our polymer based material systems and photonic device products, which will use our polymer based material systems, for applications within the industries named below. When appropriate, we intend to create specific materials for each of these applications and use our proprietary knowledge base to continue to enhance its discoveries.

•	cloud computing and data centers
•	telecommunications/data communications
•	backplane optical interconnects
•	photovoltaic cells
•	medical applications
•	satellite reconnaissance
•	navigation systems
•	radar applications
•	optical filters
•	special light modulators
•	all-optical switches

To be successful, we must, among other things:

•	Develop and maintain collaborative relationships with strategic partners;
•	Continue to expand our research and development efforts for our products;
•	Develop and continue to improve on our manufacturing processes and maintain stringent quality controls;
•	Produce commercial quantities of our products at commercially acceptable prices;
•	Rapidly respond to technological advancements;
•	Attract, retain and motivate qualified personnel; and
•	Obtain and retain effective intellectual property protection for our products and technology.

We believe that Moore's Law (a principle which states the number of transistors on a silicon chip doubles approximately every eighteen months) will create markets for our high-performance electro-optic materials and photonic device products.

Plan of Operation

Since inception, we have been engaged primarily in the research and development of our polymer based material systems and photonic device products. We are devoting significant resources to engineer next-generation polymer based material systems for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies, government agencies and internal device development. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

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

Some of our more significant milestones that we achieved during 2014 include:

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, we now have a significant amount of data on the thermal aging of our materials.  We have demonstrated that our materials can withstand considerably more than 500 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone.  To our knowledge, this is something that has not occurred before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

In February 2014 we received our first purchase order for our advanced organic nonlinear electro-optic polymer from Boulder Nonlinear Systems (BNS) of Boulder, Colorado in connection with the development of a next generation LADAR system. A LADAR system is a radar system that utilizes a pulse laser to calculate the distance to a target, but is also capable of rendering a 3-D image. In the event BNS continues to move forward with the development of this LADAR system, we expect to receive additional purchase orders from BNS.

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who produced initial silicon chips, which were delivered to us in December 2014 and January 2015.  We are currently qualifying and testing these chips for utilization in our Silicon Organic Hybrid Transceiver. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

In April 2014 we entered into a sole worldwide license agreement with Corning Incorporated enabling us to integrate Corning's organic electro-optical chromophores into our portfolio of electro-optic polymer materials. The agreement allows us to use the licensed patents within a defined license field that includes communications, computing, power, and power storage applications utilizing the nonlinear optical properties of their materials. As a result of obtaining this license agreement, we created a new powerful and durable nonlinear organic electro-optical material that will be used in photonic device development and is based on our new multi-chromophore approach that allows two or more chromophores to work in concert. This multi-chromophore system has achieved a 50% increase in chromophore concentration, leading to higher electro-optical activity when compared to an equivalent single chromophore system. Repeated, multi-point measurements multi-chromophore system shows approximately twice the electro-optic effect of Lithium Niobate with excellent durability.

In August 2014 the University of Colorado successfully fabricated and tested a bleached electro-optic waveguide modulator designed and fabricated through a sponsored collaborative research agreement. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties. These initial results of our first in-house device are significant to our entire device program and are an important starting point for modulators that are being developed for target markets.  We have multiple generations of new materials that we will soon be optimizing for this specific design.

In October 2014 we submitted an order with Reynard Corporation to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of our organic electro-optical polymers, which we received in early November and performance tested throughout December. Upon completion of our side-by-side comparative testing of our organic polymers versus duplicate silicon photonic devices, we will coat the gold-layered fused silica substrates with our proprietary polymers and begin to produce working demonstration prototype devices that we will use to present to potential customers and development partners. The bleached waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents approximately a $300MM per year market opportunity for us.

In December 2014 we subjected several blends of materials created by our multi-chromophore process to thermal aging tests that included lengthy exposure to high temperatures (85C and 110C) for 300 hours.  The data collected indicated minimal loss of electro-optical activity (R33), even after over 500 hours at 110C. Extrapolated internal aging calculations indicated that our organic polymers are expected to provide decades of operational performance.  These results exceed previously published efforts for other organic polymers.

We ultimately intend to use our next-generation electro-optic polymer material systems and non-linear all-optical polymer material systems for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•	Cloud computing and data centers
•	Telecommunications/data communications
•	Backplane optical interconnects
•	Photovoltaic cells
•	Medical applications
•	Satellite reconnaissance
•	Navigation systems
•	Radar applications
•	Optical filters
•	Special light modulators
•	All-optical switches

In an effort to maximize our future revenue stream from our electro-optic polymer material systems and non-linear all-optical polymer material systems, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own photonic device components. Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

•	Develop electro-optic polymer material systems and non-linear all-optical polymer material systems and photonic devices
•	Continue to develop proprietary intellectual property

•	Streamline our product development process
•	Develop a comprehensive marketing plan
•	Maintain/develop strategic relationships with government agencies, private firms, and academic institutions
•	Continue to attract and retain high level science and technology personnel to our Company

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several devices, which are in various stages of development that utilize our organic nonlinear optical materials.

They include:

•

Bleached waveguide modulator

•

Slot waveguide modulator

•

Spatial light modulator

•

100 Gbps telecommunications modulator

•

200 Gbps datacomm/telecomm photonic transceiver

•

Integrated photonic system

Additionally, we must continue to create and maintain an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2014 we received $4,329,978 in cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of fiscal 2014 to fiscal 2013

Revenues

As a development stage company, we had revenues of $2,500 during the year ended December 31, 2014 and $0 for the year ending December 31, 2013. The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners. We expect the next revenue stream to be in sale of prototype devices, product development agreements, electro-optic polymer materials and non-linear all-optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $4,395,684 and $3,700,437 for the years ended December 31, 2014 and 2013, respectively, for an increase of $695,247. This increase in operating expenses was due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, professional fees and consulting expenses, rent and utility expenses, depreciation, office expenses, software expense, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, moving expenses and accounting fees offset by decreases in general and administrative non-cash amortization of options and warrants, travel and lodging expenses and legal expenses.

Included in our operating expenses for the year ended December 31, 2014 was $2,849,620 for research and development expenses compared to $2,068,050 for the year ended December 31, 2013, for an increase of $781,570.  This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, consulting expense, rent and depreciation.

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

Wages and salaries and benefits increased $123,751 from $769,377 for the year ended December 31, 2013 to $893,128 for the year ended December 31, 2014 primarily due to additional employees hired to perform in-house material development, testing and device design and development.

Laboratory material testing expense and electro-optic device development increased $169,194 from $357,337 for the year ended December 31, 2013 to $526,531 for the year ended December 31, 2014.  Laboratory materials and supplies also increased $60,186 from $80,753 for the year ended December 31, 2013 to $140,939 for the year ended December 31, 2014.

Non-cash stock compensation and stock option and warrant amortization increased $295,994 from $454,735 for the year ended December 31, 2013 to $750,729 for the year ended December 31, 2014.

License fees increased $30,000 to $30,000 for the year ended December 31, 2014 from $0 for the year ended December 31, 2013 for the license fee paid to Corning in accordance with a license agreement.

Consulting expenses increased $32,786 from $39,048 for the year ended December 31, 2013 to $71,834 for the year ended December 31, 2014.

Rent expense increased $31,665 from $77,994 for the year ended December 31, 2013 to $109,659 for the year ended December 31, 2014 due to the lease of the new Colorado corporate office, optical lab facility and clean room.

Depreciation expense increased $19,874 from $110,624 for the year ended December 31, 2013 to $130,498 for the year ended December 31, 2014 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $86,323 to $1,546,064 for the year ended December 31, 2014 from $1,632,387 for the year ended December 31, 2013.  The decrease is due primarily to decreases in general and administrative non-cash amortization of options and warrants, travel expenses and legal fees offset by increases in office expenses, software expense, professional fees, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, general and administrative moving expenses, rent and utility expenses and accounting fees.

Legal fees decreased $13,362 to $180,057 for the year ended December 31, 2014 from $193,419 for the year ended December 31, 2013.

Travel expenses were $61,826 and $95,406 for the year ended December 31, 2014 and December 31, 2013, respectively. The decrease of $33,580 was primarily due to the relocation of the Company’s headquarter and optical lab to Colorado.

Non-cash stock compensation and stock option amortization decreased $133,335 from $356,013 for the year ended December 31, 2013 to $222,678 for the year ended December 31, 2014.

Accounting fees were $99,453 and $89,590 in 2014 and 2013, respectively, for an increase of $9,863.

Office expenses including administrative and receptionist expenses increased $28,393 from $10,599 for the year ended December 31, 2013 to $38,992 for the year ended December 31, 2014 for expenses related to the Company’s new headquarter in Colorado.

Software expenses increased $4,246 from $11,900 for the year ended December 31, 2013 to $16,146 for the year ended December 31, 2014 primarily for the implementation during the second quarter of 2013, of an employee stock option software program for interactive option exercises by employees and directors under the 2007 Employee Stock Plan.

Professional fees increased $19,904 from $7,661 for the year ended December 31, 2013 to $27,565 for the year ended December 31, 2014.

Expenses for the annual shareholder meeting increased $7,730 from $29,580 for the year ended December 31, 2013 to $37,310 for the year ended December 31, 2014.

Human resource support and 401(k) Plan processing fees increased $11,622 from $3,367 for the year period ended December 31, 2013 to $14,989 for the year period ended December 31, 2014 for the increased human resource support and 401(k) Plan support.

Moving expenses incurred during the year ending December 31, 2014, for the move of the Company’s corporate office to the new headquarter facility in Colorado were $8,306.

Rent and utility expenses increased $8,720 for the year ended December 31, 2013 to $24,320 for the year ended December 31, 2014 primarily for the expenses of the new headquarter facility in Colorado.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $195,294 to ($16,862) for the year ending December 31, 2014 from ($212,156) for the year ending December 31, 2013, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the corresponding one year period.

Net Loss

Net loss was $4,409,797 and $3,912,326 for the years ended December 31, 2014 and 2013, respectively, for an increase of $497,471, due primarily to increases in research and development salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development non-cash stock option and warrant amortization, license fees, professional fees and consulting expenses, depreciation, office expenses, software expense, annual shareholder meeting expense, human resource support and 401(k) Plan processing fees, moving expenses, rent and utility expenses and accounting fees offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, general and administrative non-cash amortization of options and warrants, travel and lodging expenses and legal expenses.

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

Stock Based Compensation

Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2014 and 2013: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 70.25% to 109% in 2014 and between 107% to 113% in 2013, risk-free interest rate between 0.58% to 2.08% in 2014 and between 0.94% to 1.86% in 2013 and expected option life of 2.13 to 7.25 years in 2014 and 3 to 10 years in 2013.

As of December 31, 2014, there was $324,004 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

Liquidity and Capital Resources

During the year ended December 31, 2014, net cash used in operating activities was $3,140,203 and net cash used in investing activities was $294,539, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2014 was $4,329,978.  At December 31, 2014, our cash and cash equivalents totaled $3,165,940, our assets totaled $4,279,423, our liabilities totaled $221,841, and we had stockholders’ equity of $4,057,582.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials systems; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $3,500,000 of expenditures over the next 12 months.  Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2015.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through October 2015, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities.

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

We expect that our cash used in operations will increase during 2015 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2014

Net cash used in operating activities was $3,140,203 for the year ended December 31, 2014, primarily attributable to the net loss of $4,409,797 adjusted by $148,681 in warrants issued for services, $824,726 in options issued for services, $41,362 in common stock issued for services, $151,183 in depreciation expenses and patent amortization expenses, $3,977 in prepaid expenses and $99,665 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used in investing activities was $294,539 for the year ended December 31, 2014, consisting of $81,350 in cost for intangibles and $213,189 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $4,329,978 for the year ended December 31, 2014 and consisted of $3,140,000 proceeds from private placement, $1,036,148 in proceeds from sale of common stock to an institutional investor and $153,830 from the exercise of options and warrants.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Term as a Director

Thomas E. Zelibor	60	Chair of the Board of Directors; Chief Executive Officer	3 year
James S. Marcelli	67	Director; President; Chief Operating Officer	3 year
Andrew J. Ashton	41	Director; Senior Vice President; Secretary	1 year
Terry Turpin	72	Optical Computing Expert(1)	—
William C. Pickett, III	71	Director	3 year
Joseph A. Miller	73	Director	2 year
Ronald A Bucchi	60	Director	2 year
Siraj Nour El-Ahmadi	50	Director	1 year
George Lauro	56	Director	1 year
Lou Bintz	54	Vice President of Product Development (2)	—

(1)

Our Optical Computing and signal processing expert is not an executive officer position, but our Company anticipates that Mr. Turpin’s expertise in optical computing and his respect in the optical computing community will significantly contribute to the development of our Company.

(2)

Our Vice President of Product Development is not an executive officer position, but our Company anticipates that Mr. Bintz's expertise in product development will significantly contribute to the development of our anticipated commercial products.

Business experience of directors, executive officers, and significant employees

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chief Executive Officer and Chair of the Board of Directors (executive) since May 2012. RADM Zelibor previously served as Non-Executive Chair of the Board of Directors of our Company since October 2011, and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. RADM Zelibor is in charge of the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company. RADM Zelibor has over twenty years of strategic planning and senior leadership experience. Since April 2011 Mr. Zelibor served as the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm. From July 2008 to April 2011, Mr. Zelibor served as the Chief Executive Officer and President of Flatirons Solutions Corp., a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Prior to that time, RADM Zelibor served in the U.S. Navy in a number of positions, including as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development; Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command.

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

Mr. George Lauro. Mr. Lauro has served as a director of our Company since May 12, 2014. Since 2009, Mr. Lauro has served as Founder/Partner of Alteon Capital Partners, a Venture Capital Advisory firm. Mr. Lauro has 25 years of experience as a technology entrepreneur, operating executive and venture capitalist. He was a Managing Director at Wasserstein Perella, and head of West Coast technology investing. He has led and syndicated 18 private equity financing rounds and control deals, raising over $100M equity financing for portfolio companies and completed over $1 billion in M&A transactions. Mr. Lauro began his career in the hi-tech industry holding positions primarily focused on the commercialization of emerging technologies. He served as the Director of Technology Commercialization at IBM where he was responsible for transitioning technologies from research labs to the market. Also, he was the Director of New Business Development for Motorola. Mr. Lauro has previously served on numerous corporate boards of both public and private technology companies. Mr. Lauro holds a B.S. in Electrical Engineering from Brown University, a MBA from Wharton School – University of Pennsylvania, and he participated in aeronautical engineering graduate studies at MIT.

Mr. Lou Bintz. Mr. Bintz has served as our Vice President of Product Development since June 1, 2013. Prior to that time, since March 2013, Mr. Bintz served as our Manager of Product Development. Previously, since 2007, Mr. Bintz served as an Engineering Manager Process Development at Nlight Photonics. From 2000 to 2006, Mr. Bintz served as a Sr. Researcher, Office of Future Technology and Products at Lumera. Mr. Bintz has almost two decades of experience in research and business development activities involving fiber and polymer optical sensors, electro-optic modulators, high power laser diodes, HDTV CRT systems, and OLED design fabrication and testing. Mr. Bintz has strong experience in six sigma based lean manufacturing methodologies & management of high volume production environments, and holds six US patents and four international patents in the field of electro-optic photonic device design and fabrication. He received a Bachelor of Science degree in Engineering Physics in 1991 and a Master of Science degree in Electrical Engineering in 1994, both from the University of Colorado, Boulder.

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

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three or more than nine. Our Board of Directors currently consists of eight directors. On July 25, 2013, certain provisions of our bylaws were amended, including provisions relating to: (i) Classes of Directors, whereby the Board of Directors is divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III. Prior to the amendment, there was only one class of directors; and (ii) Terms of Office, whereby provisions were created for staggered terms with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, that each director initially appointed to Class I shall serve for an initial term expiring at the first annual meeting of stockholders following the effectiveness of this provision; each director initially appointed to Class II shall serve for an initial term expiring at the second annual meeting of stockholders following the effectiveness of this provision; and each director initially appointed to Class III shall serve for an initial term expiring at the third annual meeting of stockholders following the effectiveness of this provision; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal. Prior to the amendment, there were no staggered terms and each director served for a term of one (1) year.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on July 22, 2014.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Thomas E. Zelibor	2014	301,834	0	0	78,979	0	380,813
CEO, Chmn. of the Board (1)	2013	217,128	0	0	229,480	0	446,608

James S. Marcelli	2014	217,160	0	0	20,425	0	237,585
President, COO, Director (2)	2013	208,290	0	0	60,399	0	268,689

1.

Mr. Zelibor has served as our Chief Executive Officer since May 1, 2012; and prior to that time, he served as a non-executive member of our Board of Directors. Pursuant to an employment agreement, effective May 1, 2012, Mr. Zelibor receives a salary of $17,500 per month and an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share. The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012. The employment agreement was amended on August 29, 2013, and effective September 1, 2013, his receives a salary of $18,750 per month. Pursuant to a new employment agreement dated March 3, 2014, Mr. Zelibor receives a salary of $25,000 per month effective January 1, 2014, a salary of $29,166.66 per month effective January 1, 2015 and an option to purchase up to 40,000 shares of common stock at an exercise price of $0.92 per share. The options vest quarterly over one year in equal installments of 10,000 beginning April 1, 2014. On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009. On November 9, 2012 the options were extended to July 10, 2015. On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share. The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009. On November 9, 2012 the options were extended to August 28, 2015. On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011. On December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share. The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011. The values described in column (e) reflect shares of common stock for services related to our Operation Committee prior to May 1, 2012, the values described in column (f) reflect vested Options and the values described in column (i) reflect consulting fees paid to Mr. Zelibor prior to May 1, 2012. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2014, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Thomas E. Zelibor	100,000	—	—	1.75	7/10/15	—	—	—	—
CEO, Chairman of the	150,000	—	—	1.42	8/28/15	—	—	—	—
Board(1)(3)	100,000	—	—	1.00	12/12/15	—	—	—	—
	250,000	—	—	1.01	12/19/16	—	—	—	—
	500,000	—	—	1.69	4/30/22	—	—	—	—
	30,000	10,000	—	0.92	3/4/24	—	—	—	—
James S. Marcelli	100,000	—	—	1.50	7/31/15	—	—	—	—
President, COO,	1,050,000	—	—	1.75	7/31/15	—	—	—	—
Director(2)(3)	100,000	—	—	1.00	5/16/23	—	—	—	—

(1)

On March 4, 2014, Mr. Zelibor received an option to purchase 40,000 shares of common stock at an exercise price of $0.92 per shares. The options vest quarterly over one year in equal installments of 10,000 beginning April 1, 2014. On May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share. The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012. On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009. On November 9, 2012 the options were extended to July 10, 2015. On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share. The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009. On November 9, 2012 the options were extended to August 28, 2015. On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011. On December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share. The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011.

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2014 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas E. Zelibor (1)	—	—	—	—	—	—	—
James S. Marcelli (1)	—	—	—	—	—	—	—
Andrew J. Ashton (1)	—	—	—	—	—	—	—
William C. Pickett, III (2)	—	—	50,902	—	—	—	50,902
Joseph A. Miller (3)	—	—	46,536	—	—	—	46,536
Ronald A. Bucchi, (4)	—	—	72,946	—	—	—	72,946
Siraj Nour El-Ahmadi (5)	—	—	72,967	—	—	—	72,967
George Lauro (6)	41,129	14,000	50,264	—	—	—	105,393

(1)

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

(2)

On January 8, 2008, Mr. Pickett received an option to purchase up to 100,000 shares of Company stock at an exercise price of $.72 that vest pursuant to the following schedule: 25,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 25,000 options per year commencing on January 8, 2009. On November 9, 2012 the options were extended to January 8, 2015. On October 1, 2014 the options were extended to January 8, 2017. On January 1, 2014, Mr. Pickett received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.

 (3)

On May 10, 2011, Mr. Miller received an option to purchase up to 200,000 shares of Company stock at an exercise price of $1.12 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 10, 2012. On January 1, 2014, Mr. Miller received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.

(4)

On June 11, 2012, Mr. Bucchi received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.90 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on June 11, 2013. On August 29, 2013, Mr. Bucchi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.84 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 options per quarter commencing on October 1, 2013. On January 1, 2014, Mr. Bucchi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.

(5)

On November 1, 2013, Mr. Siraj Nour El-Ahmadi received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.93 that vest pursuant to the following schedule: 50,000 shares on November 1, 2013 and the remaining options vest in equal annual installments of 50,000 options per year commencing on November 1, 2014. On January 1, 2014, Mr. Siraj Nour El-Ahmadi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.

(6)

During 2014 Mr. Lauro received $41,129 in cash and 15,687 shares of common stock as compensation for serving on our Operations Committee. On May 12, 2014, Mr. Lauro received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.763 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 12, 2015.

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

The following table sets forth, as of March 23, 2015, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership(3)	% of Class Owned (4)
Frederick J. Goetz, Jr. (2)	3,469,542	5.94%
Mary Goetz (2)	4,517,306	7.73%
Andrew J. Ashton	2,981,667	5.10%

(1)

In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.

(2)

Frederick J. Goetz, Jr. is Mary Goetz’s son.

(3)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(4)

Based on 58,405,704 shares of common stock outstanding on March 23, 2015. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 23, 2015, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)

Thomas E. Zelibor Chief Executive Officer, Principal Executive Officer and Chmn. of the Board of Directors	1,156,824	(5)	1.98%
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer and Director	1,503,400	(6)	2.57%
Andrew J. Ashton Senior Vice President, Secretary, and Director	2,981,667		5.10%
William C. Pickett, III Director	521,000	(7)	*
Joseph A. Miller, Jr. Director	276,800	(8)	*
Ronald A. Bucchi Director	437,400	(9)	*
Siraj Nour El-Ahmadi Director	150,000	(10)	*
George Lauro Director	118,211	(11)	*
Directors and Officers as a Group (8 Persons):	7,145,302		12.23%

* Less than 1%.

(1)

In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 23, 2015.

(3)

Based on 58,405,704 shares of common stock outstanding on March 23, 2015. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 23, 2015, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 50,124 shares of common stock, an option to purchase up to 1,100,000 shares of common stock exercisable within 60 days from March 23, 2015 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 23, 2015.

(6)

Consists of 246,700 shares of common stock, an option to purchase up to 1,250,000 shares of common stock exercisable within 60 days from March 23, 2015 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 23, 2015.

(7)

Consists of 21,000 shares of common stock and an option to purchase up to 500,000 shares of common stock exercisable within 60 days from March 23, 2015.

(8)

Consists of 13,400 shares of common stock, options to purchase up to 250,000 shares of common stock exercisable within 60 days from March 23, 2015 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 23, 2015.

(9)

Consists of 174,000 shares of common stock, an option to purchase up to 250,000 shares of common stock exercisable within 60 days from March 23, 2015 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 23, 2015.  Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(10)

Consists of an option to purchase up to 150,000 shares of common stock exercisable within 60 days from March 23, 2015.

(11)

Consists of 18,211 shares of common stock and an option to purchase up to 100,000 shares of common stock exercisable within 60 days from March 23, 2015.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 and Part 8 (Corporate Governance Requirements) of the listing standards of the NYSE Alternext US and has affirmatively determined that four of our directors, William C. Pickett, III, Joseph A. Miller, Jr. Ronald A. Bucchi, Siraj Nour El-Ahmadi and George Lauro, are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities. Three members of our Board of Directors, Thomas E. Zelibor, James S. Marcelli and Andrew J. Ashton, are not are independent directors pursuant to the standards described above.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $51,330 for the year ended December 31, 2014; and $49,000 for the year ended December 31, 2013.

Audit-Related Fees.

Fees billed for the years ended December 31, 2014 and December 31, 2013 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2014 and $0 for the year ended December 31, 2013.

Tax Fees.

Fees billed for the year ended December 31, 2014 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2013 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2014 and December 31, 2013 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for year ended December 31, 2014 and 2013.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2014 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)          The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)           The following exhibits are filed as part of this report.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Bylaws of the Company	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.4	Amendments to Bylaws of the Company	Incorporated by reference to Company's Form 8-K as filed with the SEC on July 31, 2013
10.1	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.2	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.3	Form of Subscription Agreement (Regulation D)	Incorporated by reference to the Company's Form 8-K as filed with the SEC on July 14, 2014
10.4	Form of Subscription Agreement (Regulation S)	Incorporated by reference to the Company's Form 8-K as filed with the SEC on July 14, 2014
10.5	Form of Warrant (Regulation D)	Incorporated by reference to the Company's Form 8-K as filed with the SEC on July 14, 2014
10.6	Form of Warrant (Regulation S)	Incorporated by reference to the Company's Form 8-K as filed with the SEC on July 14, 2014
10.7	Employment Agreement – Thomas E. Zelibor	Incorporated by reference to the Company's Form 8-K as filed on March 5, 2014
10.8	Letter Agreement Re: Employment Agreement - Thomas E. Zelibor	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2014
10.9	Director Agreement – George Lauro	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on May 15, 2014
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2013
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Executive Officer of the Company	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 executed by the Principal Financial Officer of the Company	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Filed herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  March 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Zelibor	Chief Executive Officer, (Principal Executive Officer) Chmn. of the Board of Directors	March 24, 2015
Thomas E. Zelibor

/s/ James S. Marcelli	President, Chief Operating Officer, (Principal Financial Officer) Director	March 24, 2015
James S. Marcelli

/s/ Andrew J. Ashton	Senior Vice President & Secretary, Director	March 24, 2015
Andrew J. Ashton

/s/ Siraj Nour El-Ahmadi	Director	March 24, 2015
Siraj Nour El-Ahmadi

/s/ William C. Pickett, III	Director	March 24, 2015
William C. Pickett, III

/s/ Joseph A. Miller	Director	March 24, 2015
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 24, 2015
Ronald A. Bucchi

/s/ George L Lauro	Director	March 24, 2015
George L Lauro

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Longmont, Colorado

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the years then ended. Lightwave Logic, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2014 and 2013 and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 24, 2015

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,165,940	$2,270,704
Prepaid expenses and other current assets	128,227	132,204
	3,294,167	2,402,908

PROPERTY AND EQUIPMENT - NET	375,227	298,360

OTHER ASSETS
Intangible assets - net	610,029	543,540

TOTAL ASSETS	$4,279,423	$3,244,808

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$178,165	$65,410
Accounts payable and accrued expenses- related parties	10,323	48,817
Accrued expenses	33,353	7,949

TOTAL LIABILITIES	221,841	122,176

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 100,000,000 authorized, 58,381,854 and 52,617,789 issued and outstanding at December 31, 2014 and December 31, 2013	58,382	52,618
Additional paid-in-capital	40,753,189	35,414,206
Accumulated deficit	(36,753,989)	(32,344,192)

TOTAL STOCKHOLDERS' EQUITY	4,057,582	3,122,632

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,279,423	$3,244,808

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

	For the	For the
	Year Ending	Year Ending
	December 31, 2014	December 31, 2013

NET SALES	$2,500	$—

COST AND EXPENSE
Research and development	2,849,620	2,068,050
General and administrative	1,546,064	1,632,387
	4,395,684	3,700,437

LOSS FROM OPERATIONS	(4,393,184)	(3,700,437)

OTHER INCOME (EXPENSE)
Interest income	249	267
Commitment fee and interest expense	(16,862)	(212,156)

NET LOSS	$(4,409,797)	$(3,912,326)

Basic and Diluted Loss per Share	$(0.08)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	55,637,906	51,672,177

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2012	50,160,758	$50,161	$32,042,751	$(28,431,866)	$3,661,046

Common stock issued to institutional investor	2,128,386	2,128	2,276,372	—	2,278,500
Common stock issued for additional commitment shares	234,795	235	211,921	—	212,156
Reversal of common stock issuance during 2013 at $0.50/share	(2,000)	(2)	2	—	—
Exercise of options	63,350	63	49,920	—	49,983
Exercise of warrants	32,500	33	22,492	—	22,525
Options issued for services	—	—	674,897	—	674,897
Warrants issued for services	—	—	135,851	—	135,851
Net loss for the year ending December 31, 2013	—	—	—	(3,912,326)	(3,912,326)

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$(32,344,192)	$3,122,632

Common stock issued to institutional investor	1,063,648	1,065	1,035,083	—	1,036,148
Common stock issued for additional commitment shares	15,630	15	16,847	—	16,862
Common stock issued in private placement	4,207,600	4,207	3,135,793	—	3,140,000
Common stock issued for services	28,187	28	24,472	—	24,500
Exercise of options	35,000	35	10,965	—	11,000
Exercise of warrants	414,000	414	142,416	—	142,830
Options issued for services	—	—	824,726	—	824,726
Warrants issued for services	—	—	148,681	—	148,681
Net loss for the year ending December 31, 2014	—	—	—	(4,409,797)	(4,409,797)

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2014 AND 2013

	For the	For the
	Year Ending	Year Ending
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,409,797)	$(3,912,326)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	148,681	135,851
Stock options issued for services	824,726	674,897
Common stock issued for services and fees	41,362	212,156
Depreciation and amortization of patents	151,183	126,773
(Increase) decrease in assets
Prepaid expenses and other current assets	3,977	(42,229)
Increase (decrease) in liabilities
Accounts payable	112,755	(30,974)
Accounts payable and accrued expenses-related parties	(38,494)	(6,789)
Accrued expenses	25,404	4,611

Net cash used in operating activities	(3,140,203)	(2,838,030)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(81,350)	(69,875)
Purchase of equipment, furniture and leasehold improvements	(213,189)	(109,278)

Net cash used in investing activities	(294,539)	(179,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	3,140,000	—
Issuance of common stock, exercise of options and warrants	153,830	72,508
Issuance of common stock, institutional investor	1,036,148	2,278,500

Net cash provided by financing activities	4,329,978	2,351,008

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	895,236	(666,175)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,270,704	2,936,879

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,165,940	$2,270,704

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

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

Basis of Presentation

The financial statements are presented in accordance with Financial Accounting Standards Board of Accounting Standards Codification ("FASB ASC") 915 for development stage companies. The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2014, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accounts payable and accrued expenses. The carrying values of cash, accounts payable and accrued expenses approximate fair value because of their short maturities.

Income Taxes

The Company follows FASB ASC 740, "Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straightline method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company follows FASB ASC 260, "Earnings per Share", resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2014 and 2013, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recoverability of Long Lived Assets

The Company follows FASB ASC 360, "Property, Plant, and Equipment". Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying amount.

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements", including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation". The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced planned principal operations.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management's responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

NOTE 2 – MANAGEMENT'S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,450,000. Based upon the current cash position and expenditures of approximately $295,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through October 2015. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,485,352. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. Historically the Company has successfully raised sufficient cash to fund its operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2014	December 31, 2013

Office equipment	$51,322	$24,244
Lab equipment	544,858	474,049
Furniture	18,782	4,061
Leasehold improvements	136,900	37,519
	751,862	539,873
Less: Accumulated depreciation	376,635	241,513

	$375,227	$298,360

Depreciation expense for the years ending December 31, 2014 and 2013 was $136,322 and $111,912.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over their legal life of 20 years and Chromophore patent granted by the Australian Patent Office in November 2012 which is amortized over its legal life of 20 years. Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company. Patent applications abandoned have been written off at full capitalized cost. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted. Once the patents are granted, the cost of the patents will be amortized over their legal lives, which is generally 20 years.

Patents consists of the following:

	December 31, 2014	December 31, 2013

Patents	$660,586	$579,235
Less: Accumulated amortization	50,557	35,695

	$610,029	$543,540

Amortization expense for the years ending December 31, 2014 and 2013 was $14,861. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the years ending December 31, 2014 and 2013 were $0.

NOTE 5 – COMMITMENTS

The Company is obligated under an operating lease for office and laboratory space expiring in approximately 4 years. The aggregate minimum future lease payments under the operating leases are as follows:

DECEMBER 31,	AMOUNT

2015	$68,451
2016	47,407
2017	48,817
2018	50,274
2019	6,307
TOTAL	$221,256

Rent expense approximating $98,501 and $12,777 is included in research and development and general and administrative expenses for the year ended December 31, 2014. The rent expense for the year ended December 31, 2013 is $77,994 and is included in research and development expenses.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2014	2013

Current	$(1,582,000)	$(1,345,000)
Deferred	(211,000)	(370,000)
Change in valuation allowance	1,793,000	1,715,000

	$—	$—

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

	2014		2013

	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,503,000)	(34)	$(1,330,000)	(34)
State tax, net of federal tax effect	(398,000)	(9)	(352,000)	(9)
Non-deductible share-based compensation	91,000	2	(33,000)	(1)
Other non-deductible	17,000	—	—	—
Change in valuation allowance	1,793,000	41	1,715,000	44

	$—	—	$—	—

The components of deferred tax assets as of December 31, 2014 and 2013 are as follows:

	2014	2013

Deferred tax asset for NOL carryforwards	$11,574,000	$9,992,000
Share-based compensation	3,564,000	3,335,000
Accrued expenses	—	17,000
Valuation allowance	(15,138,000)	(13,344,000)

	$—	$—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 6 – INCOME TAXES (CONTINUED)

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $15,138,000 and $13,344,000, respectively. The change in the total valuation for the years ended December 31, 2014 and 2013 was an increase of $1,793,000 and $1,715,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2014, the Company had net operating loss carry forwards of approximately $26,900,000, expiring through the year ending December 31, 2034. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

On January 1, 2007, the Company adopted FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FASB ASC 740.10 did not require an adjustment to the Company's financial statements.

The Company's policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2014, the Company had no unrecognized tax benefits and no charge during 2014, and accordingly, the Company did not recognize any interest or penalties during 2014 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2014.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 7 – STOCKHOLDERS' EQUITY

Preferred Stock

Pursuant to the Company's Articles of Incorporation, the Company's board of directors is empowered, without stockholder approval, to issue series of preferred stock with any designations, rights and preferences as they may from time to time determine. The rights and preferences of this preferred stock may be superior to the rights and preferences of the Company's common stock; consequently, preferred stock, if issued could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the common stock. Additionally, preferred stock, if issued could be utilized, under special circumstances, as a method of discouraging, delaying or preventing a change in control of the Company's business or a takeover from a third party.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants

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

In February 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.45 per share. Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $9,583, fair value. These options expire in 5 years and vest immediately. The expense recognized during the year ending December 31, 2009 was $9,583. During December 2013, the options were fully exercised for proceeds of $11,250.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In June 2009, an employee was granted with an option to purchase up to 25,000 shares of common stock at a purchase price of $.34 per share. Using the Black-Scholes Option Pricing Formula, the options were valued at valued at $21,085, fair value. These options expire in 5 years and vest immediately. The expense recognized during 2009 was $21,085. In May 2014, the option was fully exercised to purchase 25,000 shares of common stock for proceeds of $8,500.

During June 2009, the Company issued a warrant to purchase 464,000 shares of common stock at a purchase price of $0.34 per share for accounting services rendered. The warrant was valued at $391,342 using the Black-Scholes Option Pricing Formula, vesting 46,400 immediately and the remaining on equal monthly installments of 23,200 over the next eighteen months. The warrant expires in 5 years. The expense is being recognized based on service terms of the agreement over a twenty two month period. The expense recognized during 2010 and 2009 was $213,459 and $177,883. In April 2010, the warrant was partially exercised to purchase 10,000 shares of common stock for proceeds of $3,450. In February 2012, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900. In June 2013, the warrant was partially exercised to purchase 20,000 shares of common stock for proceeds of $6,900. In March 2014, warrants were exercised to purchase 250,000 shares of common stock for proceeds of $86,250. In June 2014, the remaining outstanding 164,000 warrants were exercised to purchase 164,000 shares of common stock for proceeds of $56,580.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

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

In May 2011, the Company has signed an agreement with an institutional investor to sell up to $20,000,000 of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company has issued 150,830 shares of common stock to the institutional investor as an initial commitment fee valued at $162,896, fair value and 301,659 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2011 through December, 2014, the institutional investor purchased 5,352,671 shares of common stock for proceeds of $6,849,998. The Company issued 103,330 shares of common stock as additional commitment fee, valued at $168,556, fair value, leaving 198,329 in reserve for additional commitment fees. For the year ending December 31, 2013, the institutional investor purchased 1,628,386 shares of common stock for proceeds of $1,800,000 and the Company issued 27,153 shares of common stock as additional commitment fee, valued at $34,274, fair value. There were no purchases during the year ending December 31, 2014.

In August 2011, the board of directors approved a grant to a new employee of an option to purchase up to 150,000 shares of common stock at a purchase price of $1.01 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $123,241, fair value. The option expires in 5 years and vests in equal quarterly installments of 12,500 over the next 3 years beginning November 1, 2011. The expense recognized during the year ending December 31, 2013, 2012 and 2011 is $13,531, $41,156 and $17,204. In August 2013, options to purchase 62,500 shares of common stock forfeited. During October 2013, 38,350 options were exercised for proceeds of $38,734 and the remaining 49,150 options forfeited.

During 2011, the Company issued 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock expiring September 2013 for proceeds of $1,000,000 in accordance to a private placement memorandum dated August 26, 2011. Pursuant to the terms of the offerings, up to 4 units were offered at the purchase price of $250,000 per unit, with each unit comprised of 250,000 shares and a warrant to purchase 125,000 shares of common stock at $1.00 per share and a warrant to purchase 125,000 shares of common stock at $1.25 per share. The warrants to purchase 500,000 shares of common stock at $1.00 and the warrants to purchase 500,000 shares of common stock at $1.25 per share expired in September 2013.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant. The option is expensed over the vesting terms. For the years ending December 31, 2014, 2013 and 2012, the Company recognized $3,012, $37,242 and $15,611 of net expense. In February 2014, the option to purchase 25,000 shares of common stock forfeited. In May 2014, the option to purchase 75,000 shares of common stock forfeited.

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

In March 2013, the board of directors approved a grant to a new employee of an option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant. The option is expensed over the vesting terms. For the year ending December 31, 2014 and 2013, the Company recognized $40,539 and $33,986 of expense. As of December 31, 2014, options to purchase 75,000 shares of common stock are still outstanding.

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant. The option is expensed over the vesting terms. In December 2013, the option to purchase 7,500 shares of common stock forfeited. For the year ending December 31, 2014 and 2013, the Company recognized a net expense of $0 and $2,394. In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In May 2013, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.00 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $80,824, fair value. The option expires in 10 years with 25,000 vesting August 1, 2013, October 1, 2013 and quarterly thereafter. The option is expensed over the vesting terms. For the year ending December 31, 2014 and 2013, the Company recognized $20,425 and $60,399 of expense. As of December 31, 2014, options to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20,000,000 of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through December 2014, the institutional investor purchased 1,563,648 shares of common stock for proceeds of $1,514,647 and the Company issued 23,272 shares of common stock as additional commitment fee, valued at $24,745, fair value, leaving 376,728 in reserve for additional commitment fees. For the year ending December 31, 2014, the institutional investor purchased 1,063,648 shares of common stock for proceeds of $1,036,148 and the Company issued 15,630 shares of common stock as additional commitment fee, valued at $16,862, fair value. For the year ending December 31, 2013, the institutional investor purchased 500,000 shares of common stock for proceeds of $478,500 and the Company issued 7,642 shares of common stock as additional commitment fee, valued at $7,882, fair value.

During July 2013, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.90 per share for accounting services rendered commencing July 1, 2013. The warrant was valued at $48,915 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting each month for the first eleven months and 8,337 vesting the twelfth month from date of grant. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2014 and 2013, the Company recognized $24,257 and $24,658 of expense. As of December 31, 2014, warrant to purchase 100,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to an employee to purchase 25,000 shares of common stock at a purchase price of $0.84 per share. The option was valued at $17,852 using the Black-Scholes Option Pricing Formula. The option expires in ten years and vests immediately. The option is expensed over the vesting terms. For the year ending December 31, 2013, the Company recognized $17,852 of expense. As of December 31, 2014, the option to purchase 25,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to a director to purchase 50,000 shares of common stock at a purchase price of $0.84 per share. The option was valued at $35,704 using the Black-Scholes Option Pricing Formula, vesting 20,000 options immediately and 10,000 options vesting in three equal quarterly installments commencing October 1, 2013. The option expires in ten years. The option is expensed over the vesting terms. For the year ending December 31, 2014 and 2013, the Company recognized $7,219 and $28,485 of expense. As of December 31, 2014, the option to purchase 50,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In October 2013, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013. The option was valued at $174,106 using the Black-Scholes option pricing model. The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013. The option is expensed over the vesting terms. For the year ending December 31, 2014 and 2013, the Company recognized $43,527 and $50,801 of expense. As of December 31, 2014, the option to purchase 200,000 shares of common stock is still outstanding.

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the year ending December 31, 2014 and 2013, the Company recognized $53,313 and $0 of expense. As of December 31, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

In January 2014, the Company issued options to the Company's 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share. The options were each valued at $29,440, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the year December 31, 2014, the Company recognized $117,760 of expense. As of December 31, 2014, the options to purchase 200,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $10,100 of expense. As of December 31, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $24,829 of expense. As of December 31, 2014, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $16,164 of expense. As of December 31, 2014, the options to purchase 50,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $47,975 of expense. As of December 31, 2014, the options to purchase 125,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $22,162 of expense. As of December 31, 2014, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement. The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $29,550 of expense. As of December 31, 2014, the options to purchase 40,000 shares of common stock are still outstanding.

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share. The warrants were valued at $66,936, fair value, using the Black-Scholes Option Pricing Formula. The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014. The warrants are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $39,061 of expense. In October 2014, warrants to purchase 22,500 shares of common stock forfeited. As of December 31, 2014, the warrants to purchase 77,500 shares of common stock are still outstanding.

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $50,264 of expense. As of December 31, 2014, the option to purchase 200,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 7 – STOCKHOLDERS' EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2014 through August 2014, the Company issued 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock expiring five years from the date of purchase, for proceeds of $3,140,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. The warrants to purchase 2,103,800 shares of common stock at $1.00 per share are still outstanding as of December 31, 2014. The warrants to purchase 2,103,800 shares of common stock at $1.25 per share are still outstanding as of December 31, 2014. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants. On September 9, 2014 the Company filed the Registration Statement on Form S-1 which became effective on September 17, 2014.

During June 2014, July 2014, August 2014, September 2014, October 2014, November 2014 and December 2014, the Company issued 2,371, 2,081, 1,897, 2,121, 2,408, 2,322 and 2,487 shares of common stock, respectively to a director serving as a member of the Company's Operations Committee valued each issuance at $2,000, fair value. For the year ending December 31, 2014, the Company recognized $14,000 of expense. During January and February 2015, the Company issued 2,524 and 2,576 shares of common stock to the director serving as a member of the Company's Operations Committee valued at $4,000, fair value.

During July 2014, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.95 per share for accounting services rendered commencing July 1, 2014. The warrant was valued at $63,576 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting immediately, 8,333 vesting per month on the first day of the next ten months and 8,337 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2014, the Company recognized $32,050 of expense. As of December 31, 2014, the warrants to purchase 100,000 shares of common stock are still outstanding.

Effective August 21, 2014, the number of shares of the Company's common stock available for issuance under the 2007 Employee Stock plan was increased from 8,000,000 to 10,000,000 shares.

In November 2014 and December, 2014, the Company issued 6,250 and 6,250 shares of common stock, respectively to a firm for investor relations services valued at $5,437 and $5,063, respectively, fair value. For the year ending December 31, 2014, the Company recognized $10,500 of investor relations expense. In January, February and March 2015, the Company issued 6,250, 6,250 and 6,250 shares of common stock, respectively valued at $5,056, $4,938 and $5,250 fair value.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2014 and 2013: no dividend yield in both years, expected volatility, based on the Company's historical volatility, 70.25% to 109% in 2014 and between 107% to 113% in 2013, risk-free interest rate between 0.58% to 2.08% in 2014 and between 0.94% to 1.86% in 2013 and expected option life of 2.13 to 7.25 years in 2014 and 3 to 10 years in 2013.

As of December 31, 2014, there was $324,004 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

The following tables summarize all stock option and warrant activity of the Company during the year ended December 31, 2014 and 2013:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2012	8,773,500	$0.25 - $1.75	$1.13

Granted	560,000	$0.84 - $1.16	$0.96
Expired	(1,971,650)	$0.73 - $1.25	$1.02
Forfeited	(120,000)	$0.93 - $1.03	$0.99
Exercised	(95,850)	$0.345 - $1.25	$0.76

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16

Granted	5,257,600	$0.72 - $1.25	$1.07
Expired	(10,000)	$1.25	$1.25
Forfeited	(125,000)	$0.92 - $1.03	$0.93
Exercised	(449,000)	$0.25 - $0.345	$0.34

Outstanding, December 31, 2014	11,819,600	$0.63 - $1.75	$1.15

Exercisable, December 31, 2014	11,267,723	$0.63 - $1.75	$1.16

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2014 was $92,950. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.77 for our common stock on December 31, 2014. The total intrinsic value of options and warrants exercised during the year ended December 31, 2014 and 2013 was $232,139 and $32,139.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2014	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.75	11,267,723	3.58 Years	$1.16

NOTE 9 – RELATED PARTY

At December 31, 2014 the Company had a legal accrual to related party of $8,258 and travel and office expense accruals of officers in the amount of $1,144. At December 31, 2013 the Company had accrued salaries to two beneficial owners of $42,088, a legal accrual to related party of $5,500 and travel and office expense accruals of officers in the amount of $1,229.

NOTE 10 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense in 2014 and 2013.

NOTE 11 – SUBSEQUENT EVENTS

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $48,656, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms.

In December 2014, the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362 using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms.

In January 2010, the Company issued a warrant to purchase 650,000 shares of common stock at a purchase price of $1.51 per share to a new member of its board of directors serving as the Company's full-time non-executive chair of the board of directors. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $1,188,000, fair value, vesting 162,500 immediately and the remaining in annual equal installments of 162,500 over the next three years. The warrant expires in 5 years. During 2011, the warrant to purchase 650,000 shares of common stock, of which 487,500 shares were vested, forfeited. For the year ending December 31, 2011 and 2010, the Company recognized $306,765 and $580,167 of expense. The warrant to purchase 487,500 shares of common stock expired in January 2015.

In March 2015, the Delaware laboratory lease was extended to March 2017 at an annual lease of $71,662.

In March 2015, the Company issued options to the Company’s 5 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. The options were each valued at $24,901 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms.

In March 2015, the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231 using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms.