Form 10-Q
period 2015-03-31
Lightwave Logic, Inc.
filed 2015-05-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2015 was 58,416,565.

i

Forward-Looking Statements

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," “continuing,” “ongoing,” "strategy," "future," "likely," "may," "should," “could,” "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding  expected operating results, such as anticipated revenue; anticipated levels of capital expenditures for our current fiscal year; our belief that we have sufficient liquidity to fund our business operations during the next six months; strategy for gaining customers, growth, product development, market position, financial results and reserves.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: lack of available funding; general economic and business conditions; competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; those events and factors described by us in Item 1.A “Risk Factors” in our most recent Annual Report on Form 10-K; other risks to which our Company is subject; other factors beyond the Company's control.

Any forward-looking statement made by us in this report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,338,849	$3,165,940
Prepaid expenses and other current assets	114,206	128,227
	2,453,055	3,294,167

PROPERTY AND EQUIPMENT - NET	462,146	375,227

OTHER ASSETS
Intangible assets - net	610,241	610,029

TOTAL ASSETS	$3,525,442	$4,279,423

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$248,422	$178,165
Accounts payable and accrued expenses- related parties	26,331	10,323
Accrued expenses	66,303	33,353

TOTAL LIABILITIES	341,056	221,841

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 100,000,000 authorized, 58,408,020 and 58,381,854 issued and outstanding at March 31, 2015 and December 31, 2014	58,408	58,382
Additional paid-in-capital	40,945,358	40,753,189
Accumulated deficit	(37,819,380)	(36,753,989)

TOTAL STOCKHOLDERS' EQUITY	3,184,386	4,057,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,525,442	$4,279,423

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2015	2014

NET SALES	$—	$2,500

COST AND EXPENSE
Research and development	645,206	585,506
General and administrative	420,246	402,165
	1,065,452	987,671

LOSS FROM OPERATIONS	(1,065,452)	(985,171)

OTHER INCOME (EXPENSE)
Interest income	61	61
Commitment fee and interest expense	—	(2,741)

NET LOSS	$(1,065,391)	$(987,851)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	58,393,367	52,764,679

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2015

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2014 (AUDITED)	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued for services	26,166	26	21,224	—	21,250
Options issued for services	—	—	143,272	—	143,272
Warrants issued for services	—	—	27,673	—	27,673
Net loss for the three months ending March 31, 2015	—	—	—	(1,065,391)	(1,065,391)

BALANCE AT MARCH 31, 2015 (UNAUDITED)	58,408,020	$58,408	$40,945,358	$(37,819,380)	$3,184,386

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,065,391)	$(987,851)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	27,673	30,525
Stock options issued for services	143,272	190,634
Common stock issued for services and fees	21,250	2,743
Depreciation and amortization of patents	40,461	33,924
(Increase) decrease in assets
Prepaid expenses and other current assets	14,021	19,354
Increase (decrease) in liabilities
Accounts payable	70,257	130,006
Accounts payable and accrued expenses-related parties	16,008	18,235
Accrued expenses	32,950	42,220

Net cash used in operating activities	(699,499)	(520,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(3,927)	(28,748)
Purchase of property and equipment	(123,665)	(58,059)

Net cash used in investing activities	(127,592)	(86,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, exercise of options and warrants	—	88,750
Issuance of common stock, institutional investor	—	177,660

Net cash provided by financing activities	—	266,410

NET DECREASE IN CASH AND CASH EQUIVALENTS	(827,091)	(340,607)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,165,940	2,270,704

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,338,849	$1,930,097

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1- FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2014 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2015 may not be indicative of operating results expected for the full year.

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

The Company’s current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology now under development.

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

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2015 and 2014, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1- FINANCIAL STATEMENTS (CONTINUED)

Recently Adopted Accounting Pronouncements

As of March 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $1,675,000. Based upon the current cash position and expenditures of approximately $295,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through October 2015. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,485,352. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. Historically, the Company has successfully raised sufficient cash to fund its operations and is currently expected to close on a private placement in the near future.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2015	December 31, 2014

Office equipment	$51,323	$51,322
Lab equipment	571,863	544,858
Furniture	20,482	18,782
Leasehold Improvements	231,859	136,900
	875,527	751,862
Less: Accumulated depreciation	413,381	376,635

	$462,146	$375,227

Depreciation expense for the three months ending March 31, 2015 and 2014 was $36,746 and $30,209.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Patents consists of the following:

	March 31, 2015	December 31, 2014

Patents	$664,513	$660,586
Less: Accumulated amortization	54,272	50,557

	$610,241	$610,029

Amortization expense for the three months ending March 31, 2015 and 2014 was $3,715 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months ending March 31, 2015 and 2014 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2015. The Company did not recognize any interest or penalties during 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants

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

During June 2014, July 2014, August 2014, September 2014, October 2014, November 2014, December 2014, January 2015, February 2015 and March 2015,the Company issued 2,371, 2,081, 1,897, 2,121, 2,408, 2,322, 2,487, 2524, 2576, and 2,316 shares of common stock, respectively to a director serving as a member of the Company’s Operations Committee valued each issuance at $2,000, fair value. For the three month ending March 31, 2015, the Company recognized $6,000 of expense. During April 2015, the Company issued 2,295 shares of common stock to the director serving as a member of the Company’s Operations Committee valued at $2,000, fair value.

In November 2014 and December, 2014, the Company issued 6,250 and 6,250 shares of common stock, respectively to a firm for investor relations services valued at $5,437 and $5,063, respectively, fair value. In January, February and March 2015, the Company issued 6,250, 6,250 and 6,250 shares of common stock, respectively valued at $5,062, $4,938 and $5,250 fair value. For the three month ending March 31, 2015, the Company recognized $15,250 of expense. In April 2015, the Company issued 6,250 shares of common stock valued at $5,438.

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $48,656, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the three month ending March 31, 2015, the Company recognized $11,997 of expense. As of March 31, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

In December 2014, the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362 using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms. For the three month ending March 31, 2015, the Company recognized $7,322 of expense. As of March 31, 2015, the options to purchase 15,000 shares of common stock are still outstanding.

In March 2015, the Company issued options to the Company’s 5 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. The options were each valued at $24,901 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms. For the three month ending March 31, 2015, the Company recognized $73,815 of expense. As of March 31, 2015, the options to purchase 250,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2015, the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231 using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms. For the three month ending March 31, 2015, the Company recognized $1,231 of expense. As of March 31, 2015, the options to purchase 2,500 shares of common stock are still outstanding.

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

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2015: no dividend yield, expected volatility, based on the Company’s historical volatility, 72% to 79%, risk-free interest rate 1.60% to 1.66% and expected option life of 5 to 5.1 years.

As of March 31, 2015, there was $334,813 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2015:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2014	11,819,600	$0.63 - $1.75	$1.15

Granted	367,500	$0.77 - $0.80	$0.79
Expired	(487,500)	$1.51	$1.51
Forfeited
Exercised

Outstanding, March 31, 2015	11,699,600	$0.63 - $1.75	$1.12

Exercisable, March 31, 2015	11,077,097	$0.63 - $1.75	$1.14

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2015 was $396,920. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.93 for our common stock on March 31, 2015.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2015	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.75	11,077,097	3.65 Years	$1.14

NOTE 8 – RELATED PARTY

At March 31, 2015 the Company had a legal accrual to a related party of $21,004 and travel and office expense accruals of officers in the amount of $5,327. At December 31, 2014 the Company had a legal accrual to related party of $8,258 and travel and office expense accruals of officers in the amount of $2,065.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense in 2015 and 2014.

NOTE 10 – SUBSEQUENT EVENTS

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets such as telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, our Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

Some of our more significant milestones that we achieved during 2014-2015 include:

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who produced initial silicon chips, which were delivered to us in December 2014 and January 2015.  We are currently qualifying and testing these chips for utilization in our Silicon Organic Transceiver. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer.

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

In May 2015 we achieved operating capability of our in-house Class 100 Clean Room where we expect to complete the development of prototype photonic devices enabled by our advanced organic electro-optic polymer material systems in a timelier manner.  Additionally, the Joint Institute for Laboratory Astrophysics (JILA) certified three of our employees, which allows us access to JILA’s world class facility located at the University of Colorado, Boulder. Access to this facility provides us with better control over the quality of our development work and the speed at which it progresses.

Presently, we are continuing to move towards completion of our operating organic polymer-enabled waveguide modulator prototype using our new multi-chromophore material systems.

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

Ridge waveguide modulator

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

Results of Operations

Comparison of three months ended March 31, 2015 to three months ended March 31, 2014

Revenues

As a development stage company, we had revenues of $0 during the three months ended March 31, 2015 and $2,500 for the three months ended March 31, 2014.  The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners.  We expect the next revenue stream to be in sale of nonlinear optical polymer materials, prototype devices, product development agreements prior to moving into production.

Operating Expenses

Our operating expenses were $1,065,452 and $987,671 for the three months ended March 31, 2015 and 2014, respectively, for an increase of $77,781. This increase in operating expenses was due primarily to increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, professional fees, consulting expenses, legal fees, investor relations expenses, rent and utility expenses, human resource support and 401(k) Plan processing fees offset by decreases in non-cash amortization of options and warrants, travel and lodging expenses.

Included in our operating expenses for the three months ended March 31, 2015 was $645,206 for research and development expenses compared to $585,506 for the three months ended March 31, 2014, for an increase of $59,700.  This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, consulting expense and rent offset by decrease in research and development non-cash stock option and warrant amortization.

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

Laboratory material testing expense and electro-optic device development increased $15,102 from $98,547 for the three months ended March 31, 2014 to $113,649 for the three months ended March 31, 2015.  Laboratory materials and supplies also increased $18,038 from $22,884 for the three months ended March 31, 2014 to $40,922 for the three months ended March 31, 2015.

Wages and salaries increased $22,470 from $211,272 for the three months ended March 31, 2014 to $233,742 for the three months ended March 31, 2015.

Consulting expenses increased $16,809 from $5,785 for the three months ended March 31, 2014 to $22,594 for the year ended March 31, 2015.

Research and development non-cash stock option amortization decreased $40,883 from $144,451 for the three months ended March 31, 2014 to $103,568 for the three months ended March 31, 2015.

Rent and utilities increased $11,965 from $19,692 for the three months ended March 31, 2014 to $31,657 for the three months ended March 31, 2015 due to the expansion of the corporate and lab facility in Colorado.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $18,081 to $420,246 for the three months ended March 31, 2015 compared to $402,165 for the three months ended March 31, 2014. The increase is due primarily to increases in legal fees, professional fees, investor relations expenses, salaries and wages, human resource support and 401(k) Plan processing fees, offset by decreases in general and administrative non-cash amortization of options and warrants and travel expenses.

General and Administrative wages and salaries increased $1,723 from $118,594 for the three months ended March 31, 2014 to $120,317 for the three months ended March 31, 2015.

Professional fees increased $10,500 to $10,500 for the three months ending March 31, 2015 from $0 for the three months ended March 31, 2014.

Legal fees increased $11,016 to $43,294 for the three months ending March 31, 2015 from $32,278 for the three months ended March 31, 2014.

Investor relation expenses increased $9,131 to $27,998 for the three months ending March 31, 2015 from $18,867 for the three months ended March 31, 2014.

Human resource support and 401(k) Plan processing fees increased $1,589 to $3,883 for the three months ending March 31, 2015 from $2,294 for the three months ended March 31, 2014.

General and administrative non-cash stock option and warrant amortization decreased $9,331 to $67,377 for the three months ending March 31, 2015 from $76,708 for the three months ended March 31, 2014.

Travel expenses decreased $7,728 to $12,912 for the three months ending March 31, 2015 from $20,640 for the three months ended March 31, 2014.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $1,065,391 and $987,851 for the three months ended March 31, 2015 and 2014, respectively, for an increase of $77,540, due primarily to increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, professional fees, consulting expenses, legal fees, investor relations expenses, rent and utility expenses, human resource support and 401(k) Plan processing fees offset by decreases in non-cash amortization of options and warrants, travel and lodging expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2014. See our Note 1 in our unaudited financial statements for the three months ended March 31, 2015, as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the three months ended March 31, 2015, net cash used in operating activities was $699,499 and net cash used in investing activities was $127,592, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  At March 31, 2015, our cash and cash equivalents totaled $2,338,849, our assets totaled $3,525,442, our liabilities totaled $341,056, and we had stockholders’ equity of $3,184,386.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $3,540,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2016.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through October 2015, however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Presently, we expect to be able to begin closing on a private placement of our securities in the near future.

In June 2013 we signed a stock purchase agreement with Lincoln Park to sell up to $20 million of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20 million of our common stock over a 30-month period. We registered for resale by Lincoln Park 10,000,000 shares of our common stock in October 2013. Pursuant to the stock purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Company's common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide our Company with sufficient funds to maintain its operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the stock purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy either short-term or long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the three months ended March 31, 2015

Net cash used in operating activities was $699,499 for the three months ended March 31, 2015, primarily attributable to the net loss of $1,065,391 adjusted by $27,673 in warrants issued for services, $143,272 in options issued for services, $21,250 in common stock issued for services, $40,461 in depreciation expenses and patent amortization expenses, $14,021 in prepaid expenses and $119,215 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $127,592 for the three months ended March 31, 2015, consisting of $3,927 in cost for intangibles and $123,665 in asset additions primarily for the new lab facility and clean room.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

January 2015	Warrant – right to buy 100,000 shares of common stock at $0.77 per share issued for services.
January 2015	Option – right to buy 15,000 shares of common stock at $0.77 per share issued for services.
January 2015	Common Stock – 2,524 shares of common stock at $0.79 per share issued for services.
January 2015	Common Stock – 6,250 shares of common stock at $0.81 per share issued for services.
February 2015	Common Stock – 2,576 shares of common stock at $0.77 per share issued for services.
February 2015	Common Stock – 6,250 shares of common stock at $0.79 per share issued for services.
March 2015	Common Stock – 2,316 shares of common stock at $0.86 per share issued for services.
March 2015	Common Stock – 6,250 shares of common stock at $0.84 per share issued for services.
March 2015	Options – right to buy 252,500 shares of common stock at $0.80 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

In March 2015 the Company amended its Code of Ethics to add Section 10.5 Whistleblower Policy. The Company’s Code of Ethics, as amended, is located on the Company’s website at www.lightwavelogic.com.

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

Date:  May 15, 2015

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  May 15, 2015