Form 10-Q
period 2015-06-30
Lightwave Logic, Inc.
filed 2015-08-12
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of August 11, 2015 was 61,247,593.

i

Forward-Looking Statements

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," “continuing,” “ongoing,” "strategy," "future," "likely," "may," "should," “could,” "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding expected operating results, such as anticipated revenue; anticipated levels of capital expenditures for our current fiscal year; our belief that we have sufficient liquidity to fund our business operations during the next nine months; strategy for gaining customers, growth, product development, market position, financial results and reserves.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,920,352	$3,165,940
Prepaid expenses	267,054	128,227
	3,187,406	3,294,167

PROPERTY AND EQUIPMENT - NET	522,171	375,227

OTHER ASSETS
Intangible assets - net	612,848	610,029

TOTAL ASSETS	$4,322,425	$4,279,423

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$78,187	$178,165
Accounts payable and accrued expenses- related parties	15,672	10,323
Accrued expenses	55,910	33,353

TOTAL LIABILITIES	149,769	221,841

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 61,247,593 and 58,381,854 issued and outstanding at June 30, 2015 and December 31, 2014	61,248	58,382
Additional paid-in-capital	42,983,064	40,753,189
Accumulated deficit	(38,871,656)	(36,753,989)

TOTAL STOCKHOLDERS' EQUITY	4,172,656	4,057,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,322,425	$4,279,423

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2015	2014	2015	2014

NET SALES	$—	$—	$—	$2,500

COST AND EXPENSE
Research and development	619,492	618,454	1,264,698	1,203,892
General and administrative	432,846	392,917	853,092	795,081
	1,052,338	1,011,371	2,117,790	1,998,973

LOSS FROM OPERATIONS	(1,052,338)	(1,011,371)	(2,117,790)	(1,996,473)

OTHER INCOME (EXPENSE)
Interest income	62	62	123	124
Commitment fee and interest expense	—	—	—	(2,742)

NET LOSS	$(1,052,276)	$(1,011,309)	$(2,117,667)	$(1,999,091)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	58,949,676	53,478,623	58,968,556	53,123,623

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2015

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued in private placement	2,816,199	2,816	1,912,184	—	1,915,000
Common stock issued for services	49,540	50	40,526	—	40,576
Options issued for services	—	—	221,511	—	221,511
Warrants issued for services	—	—	55,654	—	55,654
Net loss for the six months ending June 30, 2015	—	—	—	(2,117,667)	(2,117,667)

BALANCE AT JUNE 30, 2015	61,247,593	$61,248	$42,983,064	$(38,871,656)	$4,172,656

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2015 AND 2014

(UNAUDITED)

	For the Six Months Ending
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,117,667)	$(1,999,091)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	55,654	72,701
Stock options issued for services	221,511	345,189
Common stock issued for services and fees	40,576	4,742
Depreciation and amortization	81,584	71,502
(Increase) decrease in assets
Prepaid expenses and other current assets	(138,827)	(66,071)
Increase (decrease) in liabilities
Accounts payable	(99,978)	37,783
Accounts payable and accrued expenses- related parties	5,349	5,732
Accrued expenses	22,557	24,660

Net cash used in operating activities	(1,929,241)	(1,502,853)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(10,250)	(36,785)
Purchase of property and equipment	(221,097)	(92,239)

Net cash used in investing activities	(231,347)	(129,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	1,915,000	2,060,000
Issuance of common stock, exercise of options and warrants	—	153,830
Issuance of common stock, institutional investor	—	177,660

Net cash provided by financing activities	1,915,000	2,391,490

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(245,588)	759,613

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,165,940	2,270,704

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,920,352	$3,030,317

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2014 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The interim operating results for the three and six months ending June 30, 2015 may not be indicative of operating results expected for the full year.

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straightline method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Recently Adopted Accounting Pronouncements

As of June 30, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,670,000. Based upon the current cash position and expenditures of approximately $275,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through April 2016.  In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,485,352. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The Company recently raised $1,915,000 from an equity private placement.  Historically the Company has successfully raised sufficient cash to fund its operations.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2015	December 31, 2014

Office equipment	$51,322	$51,322
Lab equipment	663,749	544,858
Furniture	26,028	18,782
Leasehold Improvements	231,859	136,900
	972,958	751,862
Less: Accumulated depreciation	450,787	376,635

	$522,171	$375,227

Depreciation expense for the six months ending June 30, 2015 and 2014 was $74,153 and $64,071. Depreciation expense for the three months ending June 30, 2015 and 2014 was $37,407 and $33,862.

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

Patents consists of the following:

	June 30, 2015	December 31, 2014

Patents	$670,835	$660,586
Less: Accumulated amortization	57,987	50,557

	$612,848	$610,029

Amortization expense for the six months ending June 30, 2015 and 2014 was $7,431 and $7,431. Amortization expense for the three months ending June 30, 2015 and 2014 was $3,716 and $3,716. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and six months ending June 30, 2015 and 2014 were $0 and $0.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2015. The Company did not recognize any interest or penalties during 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

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

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20,000,000 of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. A Post Effective Amendment was filed during May 2015. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. In June 2013, the Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through June 2015, the institutional investor purchased 1,563,648 shares of common stock for proceeds of $1,514,647 and the Company issued 23,272 shares of common stock as additional commitment fee, valued at $24,745, fair value, leaving 376,728 in reserve for additional commitment fees.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During June 2014, July 2014, August 2014, September 2014, October 2014, November 2014, December 2014, January 2015, February 2015, March 2015, April 2015 and May 2015 the Company issued 2,371, 2,081, 1,897, 2,121, 2,408, 2,322, 2,487, 2524, 2576, 2,316, 2,295 and 2,329 shares of common stock, respectively to a director serving as a member of the Company’s Operations Committee valued each issuance at $2,000, fair value. For the six months ending June 30, 2015 and 2014, the Company recognized $10,000 and $2,000 of expense. For the three month ending June 30, 2015 and 2014, the Company recognized $4,000 and $2,000 of expense.

In January, February, March, April, May and June 2015, the Company issued 6,250, 6,250, 6,250, 6,250, 6,250 and 6,250 shares of common stock, respectively to a firm for investor relations services fair valued at $5,062, $4,938, $5,250, $5,438, $4,944, and $4,944 fair value. For the six month ending June 30, 2015, the Company recognized $30,575 of expense. For the three month ending June 30, 2015, the Company recognized $15,325 of expense.

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $48,656, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the six month ending June 30, 2015, the Company recognized $24,128 of expense. For the three month ending June 30, 2015, the Company recognized $12,131 of expense. As of June 30, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

In December 2014, the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms. For the six month ending June 30, 2015, the Company recognized $7,362 of expense. For the three month ending June 30, 2015, the Company recognized $40 of expense. As of June 30, 2015, the options to purchase 15,000 shares of common stock are still outstanding.

In March 2015, the Company issued options to the Company’s 5 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. The options were each valued at $24,901, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms. For the six month ending June 30, 2015, the Company recognized $99,330 of expense. For the three month ending June 30, 2015, the Company recognized $25,515 of expense. As of June 30, 2015, the options to purchase 250,000 shares of common stock are still outstanding.

In March 2015, the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms. For the three and six month ending June 30, 2015, the Company recognized $1,231 of expense. As of June 30, 2015, the options to purchase 2,500 shares of common stock are still outstanding.

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

During May 2015 through June 2015, the Company issued 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock expiring five years from the date of purchase, for proceeds of $1,915,000 in accordance to a private placement memorandum as amended on May 27, 2015. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $100,000 per unit, with each unit comprised of 147,060 shares and a warrant to purchase 73,530 shares of common stock at $0.85 per share and a warrant to purchase 73,530 shares of common stock at $1.02 per share. The warrants to purchase 1,408,102 shares of common stock at $0.85 per share are still outstanding as of June 30, 2015. The warrants to purchase 1,408,097 shares of common stock at $1.02 per share are still outstanding as of June 30, 2015. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2015: no dividend yield, expected volatility, based on the Company’s historical volatility, 72% to 79%, risk-free interest rate 1.60% to 1.66% and expected option life of 5 to 5.1 years.

As of June 30, 2015, there was $228,593 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through May 2017.

The following tables summarize all stock option and warrant activity of the Company during the three months ended June 30, 2015:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2014	11,819,600	$0.63 - $1.75	$1.15

Granted	3,183,699	$0.77 - $1.02	$0.92
Expired	(487,500)	$1.51	$1.51
Forfeited	—
Exercised	—

Outstanding, June 30, 2015	14,515,799	$0.63 - $1.75	$1.09

Exercisable, June 30, 2015	14,073,299	$0.63 - $1.75	$1.09

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2015 was $10,650. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.701 for our common stock on June 30, 2015.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2015	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.75	14,073,299	3.7 Years	$ 1.09

NOTE 8 – RELATED PARTY

At June 30, 2015 the Company had a legal accrual to related party of $13,005 and travel and office expense accruals of officers in the amount of $2,667. At December 31, 2014 the Company had a legal accrual to related party of $8,258 and travel and office expense accruals of officers in the amount of $2,065.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense in 2015 and 2014.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

NOTE 10 – SUBSEQUENT EVENTS

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. In November 2012, the options were extended to July 2015. In July 2015, an option to purchase 100,000 shares of common stock was cancelled. In July 2015, an option to purchase 100,000 shares of common stock was expired.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 400,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 175,000 immediately and the remaining in annual equal installments of 75,000 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. In November 2012, the options were extended to August 2015 and July 2015, respectively. In July 2015, the options were cancelled.

In June 2010, an employee was granted with an option to purchase up to 100,000 shares of common stock at a purchase price of $1.50 per share, vesting in equal installments of 12,500 over the next two years commencing August 1, 2010. In July 2015, the option was cancelled.

In November 2010, the board of directors approved a grant to employees of options to purchase up to 250,000 shares of common stock at a purchase price of $1.00 per share. These options were granted on December 13, 2010, vesting 125,000 on December 13, 2010 and 125,000 vesting on June 13, 2011. In July 2015, the options were cancelled.

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 200,000 shares of common stock at a purchase price of $1.00 per share. These options were granted on December 13, 2010, vesting 50,000 on December 13, 2010 and the remaining in equal annual installments of 50,000 over the next three years commencing November 4, 2011. In July 2015, the options were cancelled.

During July 2015, under the 2007 Employee Stock Option Plan, the Company issued to employees and a director options to purchase 2,100,000 shares of common stock at a purchase price of $0.70 per share. The options were valued at $931,284, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest immediately. The options are expensed over the vesting terms. All the options issued replaced options that either expired or were canceled as noted.

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $55,421, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials are thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets such as telecommunication, data communications, high-speed computing and photovoltaic cells.  Secondarily, our Company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for applications in the fields mentioned above.

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

Some of our more significant milestones that we achieved during 2014-2015 include:

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, we now have a significant amount of data on the thermal aging of our materials.  We have recently demonstrated that our materials can withstand more than 2,000 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone.  To our knowledge, this is something that has not been achieved before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

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

In October 2014 we submitted an order with Reynard Corporation to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of our organic electro-optical polymers, which we received in early November and performance tested throughout December. In May, 2015, we subsequently decided to eliminate this product from our commercial development plans due to its limited commercial value, low speed characteristics, difficulty to mass-produce and limited ability to integrate with existing architectures.  In lieu of this development program, a commercially viable prototype ridge waveguide modulator program was started to replace the bleached waveguide development.  We believe that the ridge waveguide modulator represents a viable telecom device opportunity for the Company that does not have the inherent limitations seen in bleached waveguide structures.

In May 2015 we achieved operating capability of our in-house Class 100 Clean Room where we expect to complete the development of prototype photonic devices enabled by our advanced organic electro-optic polymer material systems in a timelier manner.  Additionally, the Joint Institute for Laboratory Astrophysics (JILA) certified three of our employees, which allows us access to JILA’s world-class facility located at the University of Colorado, Boulder. Access to this facility provides us with better control over the quality of our development work and the speed at which it progresses.

In August 2015 we completed 2,000+ hours of thermal aging tests of several blends of materials created by our multi-chromophore process, which included lengthy exposure to high temperatures (85C and 110C). The data collected indicated minimal loss of electro-optical activity (R33) of our materials, which means that our organic polymers are expected to provide decades of operational performance. These results exceed previously published efforts for other organic polymers and are an important part of our commercialization effort as we begin to implement these material systems into advanced photonic devices for the telecom and datacom markets.

Additionally, in August 2015, we completed 500+ hours of photochemical stability testing of our material candidates by exposing them to the visible light spectrum. The data collected indicated no discernible change in the chemical structures in an oxygen free environment.  This stability testing will continue until reaching 2000 hours, an accepted industry standard. This stability testing has begun to help us understand more clearly the processing and manufacturing requirements of our future commercial products, and provide us with the initial assurances to expect the same results as we move these materials into an actual photonic device structures. This, in turn, has enabled us to begin initial device testing on devices that utilize our silicon photonic chips.

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

They include:

•

Ridge waveguide modulator

•

Slot waveguide modulator

•

Spatial light modulator

•

100 - 400 Gbps telecommunications modulator

•

200 - 400 Gbps datacomm/telecomm photonic transceiver

•

Integrated photonic system

Additionally, we must continue to create and maintain an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Failure to do so could adversely affect our ability to support our operations.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. On June 15, 2015, we completed a private placement of our securities where we raised $1,915,000 in total proceeds.

Results of Operations

Comparison of three months ended June 30, 2015 to three months ended June 30, 2014

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2015 and June 30, 2014. The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,052,338 and $1,011,371 for the three months ended June 30, 2015 and 2014, respectively, for an increase of $40,967.  This increase in operating expenses was due primarily to increases in investor relation expenses, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development medical insurance expenses, research and development rent and utility expenses, annual shareholder meeting expense, general and administration salaries and wages, research and development depreciation, research and development office expenses, research and development professional fees and research and development travel expenses offset by decreases in non-cash amortization of options and warrants, legal and general and administration office expenses.

Included in our operating expenses for the three months ended June 30, 2015 was $619,492 for research and development expenses compared to $618,454 for the three months ended June 30, 2014, for an increase of $1,038.  This is primarily due to increases in laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, medical insurance expenses, rent and utilities, depreciation, office expense, professional fees and travel expenses offset by a decrease in research and development non-cash stock option and warrant amortization.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, internal and outsourced material and device testing and prototype electro-optic device design, development and processing work; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; outsourcing work to build device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Laboratory materials and supplies increased $21,724 to $69,990 for the three months ended June 30, 2015 from $48,266 for the three months ended June 30, 2014.  Laboratory material testing expense and electro-optic device development also increased $11,298, from $71,931 for the three months ended June 30, 2014 to $83,229 for the three months ended June 30, 2015.

Research and development non-cash stock option amortization decreased $68,051 from $137,786 for the three months ended June 30, 2014 to $69,735 for the three months ended June 30, 2015.

Rent and utility expenses increased $13,309 from $20,748 for the three months ended June 30, 2014 to $34,057 for the three months ended June 30, 2015.

Medial insurance benefits increased $10,359 from $13,350 for the three months ended June 30, 2014 to $23,709 for the three months ended June 30, 2015.

Depreciation increased $3,363 from $32,399 for the three months ended June 30, 2014 to $35,762 for the three months ended June 30, 2015.

Office expense increased $4,089 from $3,013 for the three months ended June 30, 2014 to $7,102 for the three months ended June 30, 2015.

Professional fees increased $2,059 from $20,915 for the three months ended June 30, 2014 to $22,974 for the three months ended June 30, 2015.

Travel expenses increased $2,619 from $22,205 for the three months ended June 30, 2014 to $24,824 for the three months ended June 30, 2015.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $39,929 to $432,846 for the three months ended June 30, 2015 compared to $392,917 for the three months ended June 30, 2014. The increase is due primarily to increases in annual shareholder meeting expense, investor relations expenses, and salaries and wages offset by decreases in general and administrative non-cash amortization of options and warrants, legal and office expenses.

Shareholder annual meeting expenses increased $42,308 to $42,308 for the three months ending June 30, 2015 from $0 for the three months ended June 30, 2014 since the shareholder meeting was held later during 2014.

Investor relations’ expenses increased by $40,159 from $2,871 for the three months ended June 30, 2014 to $43,030 for the three months ended June 30, 2015.

Salaries and wages increased by $12,970 from $113,324 for the three months ended June 30, 2014 to $126,294 for the three months ended June 30, 2015.

Legal expenses decreased by $22,288 from $74,450 for the three months ended June 30, 2014 to $52,162 for the three months ended June 30, 2015.

Office expenses decreased $8,540 to $7,241 for the three months ending June 30, 2015 from $15,781 for the three months ended June 30, 2014.

General and administrative non-cash stock option amortization decreased $22,460 from $58,945 for the three months ended June 30, 2014 to $36,485 for the three months ended June 30, 2015.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $1,052,276 and $1,011,309 for the three months ended June 30, 2015 and 2014, respectively, for an increase of $40,967, was primarily due to increases in investor relation expenses, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development medical insurance expenses, research and development rent and utility expenses, annual shareholder meeting expense, general and administration salaries and wages, research and development depreciation, research and development office expenses, research and development professional fees and research and development travel expenses offset by decreases in non-cash amortization of options and warrants, legal and general and administration office expenses.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

Revenues

As a development stage company, we had revenues of $0 during for the six months ended June 30, 2015 and $2,500 for the six months ended June 30, 2014.  The Company is in various stages of material and photonic device development and evaluation with potential customers and strategic partners.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $2,117,790 and $1,998,973 for the six months ended June 30, 2015 and 2014, respectively, for an increase of $118,817. This increase in operating expenses was due primarily to increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development consulting expenses, research and development medical insurance expenses, research and development depreciation, shareholder meeting expenses, investor relations expenses and research and development rent and utility expenses offset by a decrease in non-cash amortization of options and warrants, legal expenses and general and administrative office expenses.

Included in our operating expenses for the six months ended June 30, 2015 was $1,264,698 for research and development expenses compared to $1,203,892 for the six months ended June 30, 2014, for an increase of $60,806. This is primarily due to increases in research and development salaries and wages, laboratory electro-optic devices prototype, development and outsourced testing expenses, laboratory materials and supplies, consulting expense, rent and utilities, medical insurance expenses and depreciation offset by decrease in research and development non-cash stock option and warrant amortization.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product and application development activities; laboratory operations, internal and outsourced material and device testing and prototype electro-optic device design, development and processing work; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our electro-optic material platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; outsourcing work to build device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Laboratory materials and supplies increased $40,851 from $71,162 for the year ended June 30, 2014 to $112,013 for the six months ended June 30, 2015.   Laboratory material testing expense and electro-optic device development also increased $26,401 from $170,477 for the year ended June 30, 2014 to $196,878 for the six months ended June 30, 2015.

Salaries and wages increased $29,359 from $448,084 for the six months ended June 30, 2014 to $477,443 for the six months ended June 30, 2015.

Stock compensation and stock option amortization decreased $108,934 from $282,237 for the six months ended June 30, 2014 to $173,303 for the six months ended June 30, 2015.

Rent and utility expenses increased $25,275 from $40,440 for the six months ended June 30, 2014 to $65,715 for the six months ended June 30, 2015.

Consulting expenses increased $18,868 from $26,699 for the six months ended June 30, 2014 to $45,567 for the six months ended June 30, 2015.

Medial insurance benefits increased $18,016 from $23,327 for the six months ended June 30, 2014 to $41,343 for the six months ended June 30, 2015.

Depreciation expense increased $8,597 from $62,015 for the six months ended June 30, 2014 to $70,612 for the six months ended June 30, 2015.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $58,011 to $853,092 for the six months ended June 30, 2015 compared to $795,081 for the six months ended June 30, 2014.  The increase is due primarily to increases in investor relations expenses, salaries and wages, and shareholder meeting expenses offset by a decrease in general and administrative non-cash amortization of options and warrants, legal expenses and office expenses.

Investor relations’ expenses increased by $49,184 from $25,032 for the six months ended June 30, 2014 to $74,216 for the six months ended June 30, 2015.

Salary and wages increased $23,896 to $252,886 for the six months ended June 30, 2015.from $228,990 for the six months ended June 30, 2014.

Included in the results of operations for the six months ended June 30, 2015 are expenses totaling $42,308 for the Company’s annual stockholder meeting.  The annual stockholder meeting expenses for the six months ended June 30, 2014 were $0 since the annual meeting was held later in the year during 2014.

Stock compensation and stock option amortization decreased $31,791 from $135,653 for the six months ended June 30, 2014 to $103,862 for the six months ended June 30, 2015.

Legal expenses decreased $11,023 from $106,728 for the six months ended June 30, 2014 to $95,705 for the six months ended June 30, 2015.

Office expenses decreased $12,156 from $24,049 for the six months ended June 30, 2014 to $11,893 for the six months ended June 30, 2015.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $2,117,667 and $1,999,091 for the six months ended June 30, 2015 and 2014, respectively, for an increase of $118,576, primarily due to increases in salaries and wages, laboratory electro-optic device prototype, development and outsourced testing expenses, laboratory materials and supplies, research and development consulting expenses, research and development medical insurance expenses, research and development depreciation, shareholder meeting expenses, investor relations expenses and research and development rent and utility expenses offset by a decrease in non-cash amortization of options and warrants, legal expenses and general and administrative office expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2014. See our Note 1 in our unaudited financial statements for the six months ended June 30, 2015, as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the six months ended June 30, 2015, net cash used in operating activities was $1,929,241 and net cash used in investing activities was $231,347, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the six months ended June 30, 2015 was $1,915,000.  At June 30, 2015, our cash and cash equivalents totaled $2,920,352, our assets totaled $4,322,425, our liabilities totaled $149,769, and we had stockholders’ equity of $4,172,656.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately$3,484,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2016.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through April 2016; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

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

Analysis of Cash Flows

For the six months ended June 30, 2015

Net cash used in operating activities was $1,929,241 for the six months ended June 30, 2015, primarily attributable to the net loss of $2,117,667 adjusted by $55,654 in warrants issued for services, $221,511 in options issued for services, $40,576 in common stock issued for services, $81,584 in depreciation expenses and patent amortization expenses, ($138,827) in prepaid expenses and ($72,072) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $231,347 for the six months ended June 30, 2015, consisting of $10,250 in cost for intangibles and $221,097 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $1,915,000 for the six months ended June 30, 2015 and consisted of $1,915,000 proceeds from a private placement of securities.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

April 2015	Common Stock – 2,295 shares of common stock at $0.87 per share issued for services.
April 2015	Common Stock – 6,250 shares of common stock at $0.87 per share issued for services.
May 2015	Common Stock – 2,329 shares of common stock at $0.86 per share issued for services.
May 2015	Common Stock – 6,250 shares of common stock at $0.79 per share issued for services.
May-June 2015	Units – 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock contained in units for total proceeds of $1,915,000.
June 2015	Common Stock – 6,250 shares of common stock at $0.79 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

On August 10, 2015, the Company entered into a new employee agreement with James S. Marcelli, the Company’s President and Chief Operating Officer. The employee agreement has an effective date of August 1, 2015, with a term of 24 months. It provides for, among other things, a monthly salary of 18,750 and a grant of 50,000 options at $.67 per share that vest quarterly over the next year. The description of this employee agreement is not complete, and is qualified in its entirety by reference to the employee agreement attached hereto as Exhibit 10.1, which is incorporated by reference herein.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation filed June 8, 2015	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
10.1	Employee Agreement - James Marcelli.	Filed herewith
10.2	Form of June 15, 2015 Subscription Agreement	Incorporated by reference to the Company's Form 8-K as filed with the SEC on June 15, 2015
10.3	Form of June 15, 2015 Warrant	Incorporated by reference to the Company's Form 8-K as filed with the SEC on June 15, 2015
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith

Exhibit No.	Description of Exhibit	Location
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  August 12, 2015

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  August 12, 2015