Form 10-Q
period 2015-09-30
Lightwave Logic, Inc.
filed 2015-11-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s Common Stock outstanding as of November 13, 2015 was 61,253.780.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,142,145	$3,165,940
Prepaid expenses	215,565	128,227
	2,357,710	3,294,167

PROPERTY AND EQUIPMENT - NET	510,301	375,227

OTHER ASSETS
Intangible assets - net	618,416	610,029

TOTAL ASSETS	$3,486,427	$4,279,423

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$78,900	$178,165
Accounts payable and accrued expenses- related parties	11,950	10,323
Accrued expenses	72,183	33,353

TOTAL LIABILITIES	163,033	221,841

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized 61,251,008 and 58,381,854 issued and outstanding at September 30, 2015 and December 31, 2014	61,251	58,382
Additional paid-in-capital	44,063,660	40,753,189
Accumulated deficit	(40,801,517)	(36,753,989)

TOTAL STOCKHOLDERS' EQUITY	3,323,394	4,057,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,486,427	$4,279,423

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the Three		For the Nine
	Months Ending		Months Ending
	September 30,		September 30,
	2015	2014	2015	2014

NET SALES	$—	$—	$—	$2,500

COST AND EXPENSE
Research and development	1,047,963	741,464	2,312,662	1,945,357
General and administrative	881,961	419,259	1,735,053	1,214,340
	1,929,924	1,160,723	4,047,715	3,159,697

LOSS FROM OPERATIONS	(1,929,924)	(1,160,723)	(4,047,715)	(3,157,197)

OTHER INCOME (EXPENSE)
Interest income and other income	63	255	187	378
Commitment fee and interest expense	—	(14,121)	—	(16,862)

NET LOSS	$(1,929,861)	$(1,174,589)	$(4,047,528)	$(3,173,681)

Basic and Diluted Loss per Share	$(0.03)	$(0.02)	$(0.07)	$(0.06)

Basic and Diluted Weighted Average Number of Shares	61,247,805	57,854,086	59,736,654	54,717,772

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2015

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued in private placement	2,816,199	2,816	1,912,184	—	1,915,000
Common stock issued for services	52,955	53	42,910	—	42,963
Options issued for services	—	—	1,286,597	—	1,286,597
Warrants issued for services	—	—	68,780	—	68,780
Net loss for the nine months ending September 30, 2015	—	—	—	(4,047,528)	(4,047,528)

BALANCE AT SEPTEMBER 30, 2015	61,251,008	$61,251	$44,063,660	$(40,801,517)	$3,323,394

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	For the Nine
	Months Ending
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,047,528)	$(3,173,681)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	68,780	119,036
Stock options issued for services	1,286,597	466,671
Common stock issued for services and fees	42,963	24,862
Depreciation and amortization	126,637	110,054
(Increase) decrease in assets
Prepaid expenses and other current assets	(87,338)	(39,259)
Increase (decrease) in liabilities
Accounts payable	(99,265)	263,885
Accounts payable and accrued expenses- related parties	1,627	59,468
Accrued expenses	38,830	95,099

Net cash used in operating activities	(2,668,697)	(2,073,865)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(19,533)	(70,261)
Purchase of property and equipment	(250,565)	(204,189)

Net cash used in investing activities	(270,098)	(274,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	1,915,000	3,140,000
Issuance of common stock, exercise of options and warrants	—	153,830
Issuance of common stock, institutional investor	—	1,036,148

Net cash provided by financing activities	1,915,000	4,329,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,023,795)	1,981,663

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,165,940	3,165,940

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,142,145	$5,147,603

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2014 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2015 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Recently Adopted Accounting Pronouncements

As of September 30, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $1,750,000. Based upon the current cash position and expenditures of approximately $295,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through April 2016. In June 2013, the Company signed an agreement with an institutional investor to sell up to $20 million of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20 million in the Company's common stock over a 30-month period with the remaining available amount of $18,485,352. The Company filed a registration statement with the U.S. Securities and Exchange Commission covering the resale of the shares that may be issued to the institutional investor. The Company recently raised $1,915,000 from an equity private placement. Historically the Company has successfully raised sufficient cash to fund its operations.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2015	December 31, 2014

Office equipment	$51,323	$51,322
Lab equipment	693,217	544,858
Furniture	26,028	18,782
Leasehold Improvements	231,859	136,900
	1,002,427	751,862
Less: Accumulated depreciation	492,126	376,635

	$510,301	$375,227

Depreciation expense for the nine months ending September 30, 2015 and 2014 was $115,491 and $98,908. Depreciation expense for the three months ending September 30, 2015 and 2014 was $41,338 and $34,837.

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

Patents consists of the following:

	September 30, 2015	December 31, 2014

Patents	$680,118	$660,586
Less: Accumulated amortization	61,702	50,557

	$618,416	$610,029

Amortization expense for the nine months ending September 30, 2015 and 2014 was $11,146 and $11,146. Amortization expense for the three months ending September 30, 2015 and 2014 was $3,715 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and nine months ending September 30, 2015 and 2014 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2015 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits, or any tax related interest of penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2015. The Company did not recognize any interest or penalties during 2015 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2011 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Common Stock and Warrants

In July 2008, the Company issued options to purchase 200,000 shares of common stock at a purchase price of $1.75 per share to members of the board of directors, under the 2007 Employee Stock Option Plan, vesting 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. In November 2012, the options were extended to July 2015. In July 2015, an option to purchase 100,000 shares of common stock was cancelled. In July 2015, an option to purchase 100,000 shares of common stock expired.

In August 2008, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 550,000 and 1,050,000 shares of common stock at a purchase price of $1.42 and $1.75 per share to members of the board of directors and the Chief Executive Officer, vesting 212,500 immediately and the remaining in annual equal installments of 112,500 over the next three years and vesting in quarterly equal installments of 87,500 commencing November 1, 2008, respectively. In November 2012, the options were extended to August 2015 and July 2015, respectively. In July 2015, the options to purchase 1,450,000 shares of common stock were cancelled. In August 2015 an option to purchase 150,000 shares of common stock expired.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share. These options were granted on December 13, 2010, vesting 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. In July 2015, the options to purchase 200,000 shares of common stock were cancelled. In September 2015, options to purchase 100,000 shares of common stock were extended for 5 years. For the nine month ending September 30, 2015 and 2014, the Company recognized $33,393 and $0 of expense. For the three month ending September 30, 2015 and 2014, the Company recognized $33,393 and $0 of expense. As of September 30, 2015, the remaining options to purchase 100,000 shares of common stock are still outstanding.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20,000,000 of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. A Post Effective Amendment was filed during May 2015. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. In June 2013, the Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through September 2015, the institutional investor purchased 1,563,648 shares of common stock for proceeds of $1,514,647 and the Company issued 23,272 shares of common stock as additional commitment fee, valued at $24,745, fair value, leaving 376,728 in reserve for additional commitment fees.

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2014, the Company recognized $47,975 of expense. For the nine month ending September 30, 2015, the Company recognized $24,183 of expense. For the three month ending September 30, 2015, the Company recognized $132 of expense. In August 2015, options to purchase 31,250 shares of common stock forfeited. As of September 30, 2015, the remaining options to purchase 93,750 shares of common stock are still outstanding.

During June 2014, July 2014, August 2014, September 2014, October 2014, November 2014, December 2014, January 2015, February 2015, March 2015, April 2015 and May 2015 the Company issued 2,371, 2,081, 1,897, 2,121, 2,408, 2,322, 2,487, 2,524, 2,576, 2,316, 2,295 and 2,329 shares of common stock, respectively to a director serving as a member of the Company’s Operations Committee valued each issuance at $2,000, fair value. For the nine months ending September 30, 2015 and 2014, the Company recognized $10,000 and $8,000 of expense. For the three month ending September 30, 2015 and 2014, the Company recognized $0 and $6,000 of expense.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $46,176, fair value at September 30, 2015. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the nine month ending September 30, 2015, the Company recognized $34,632 of expense. For the three month ending September 30, 2015, the Company recognized $10,504 of expense. As of September 30, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

In December 2014, the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms. For the nine month ending September 30, 2015, the Company recognized $7,362 of expense. For the three month ending September 30, 2015, the Company recognized $0 of expense. As of September 30, 2015, the options to purchase 15,000 shares of common stock are still outstanding.

In January, February, March, April, May and June 2015, the Company issued 6,250, 6,250, 6,250, 6,250, 6,250 and 6,250 shares of common stock, respectively to a firm for investor relations services fair valued at $5,062, $4,937, $5,250, $5,438, $4,944, and $4,944 fair value. For the nine month ending September 30, 2015, the Company recognized $30,575 of expense. For the three month ending September 30, 2015, the Company recognized $0 of expense.

In March 2015, the Company issued options to the Company’s 5 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. The options were each valued at $24,901, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms. For the nine month ending September 30, 2015, the Company recognized $124,235 of expense. For the three month ending September 30, 2015, the Company recognized $24,905 of expense. As of September 30, 2015, the options to purchase 250,000 shares of common stock are still outstanding.

In March 2015, the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms. For the nine month ending September 30, 2015, the Company recognized $1,231 of expense. For the three month ending September 30, 2015, the Company recognized $0 of expense. As of September 30, 2015, the options to purchase 2,500 shares of common stock are still outstanding.

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During May 2015 through June 2015, the Company issued 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock expiring five years from the date of purchase, for proceeds of $1,915,000 in accordance to a private placement memorandum as amended on May 27, 2015. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $100,000 per unit, with each unit comprised of 147,060 shares and a warrant to purchase 73,530 shares of common stock at $0.85 per share and a warrant to purchase 73,530 shares of common stock at $1.02 per share. The warrants to purchase 1,408,102 shares of common stock at $0.85 per share are still outstanding as of September 30, 2015. The warrants to purchase 1,408,097 shares of common stock at $1.02 per share are still outstanding as of September 30, 2015. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

During July 2015, under the 2007 Employee Stock Option Plan, the Company issued to employees and a director options to purchase 2,100,000 shares of common stock at a purchase price of $0.70 per share. The options were valued at $931,284, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest immediately. The options are expensed over the vesting terms. All the options issued replaced options that either expired or were canceled. For the three and nine month ending September 30, 2015, the Company recognized $931,284 of expense. As of September 30, 2015, the options to purchase 2,100,000 shares of common stock are still outstanding.

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $51,639, fair value at September 30, 2015, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and nine month ending September 30, 2015, the Company recognized $12,910 of expense. As of September 30, 2015, the warrants to purchase 125,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms. For the three and nine month ending September 30, 2015, the Company recognized $7,744 of expense. As of September 30, 2015, the options to purchase 50,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to three employees to purchase 75,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $32,734, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 15,000 immediately and the remaining in equal quarterly installments of 15,000 over the next four quarters. The option is expensed over the vesting terms. For the three and nine month ending September 30, 2015, the Company recognized $9,036 of expense. As of September 30, 2015, the options to purchase 75,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the three and nine month ending September 30, 2015, the Company recognized $24,808 of expense. As of September 30, 2015, the options to purchase 200,000 shares of common stock are still outstanding.

During August 2015 and September 2015, the Company issued 536 and 2,879 shares of common stock, respectively to a director serving as a member of the Company’s Operations Committee valued at $387 and $2,000, fair value. For the three and nine months ending September 30, 2015, the Company recognized $2,387 of expense. In October 2015, the Company issued 2,772 shares of common stock for services rendered valued at $2,000, fair value.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2015: no dividend yield, expected volatility, based on the Company’s historical volatility, 68% to 79%, risk-free interest rate 1.49% to 1.70% and expected option life of 5 to 5.75 years.

As of September 30, 2015, there was $273,145 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2018.

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2015:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2014	11,819,600	$0.63 - $1.75	$1.15

Granted	5,733,699	$0.67 - $1.02	$0.82
Expired	(2,837,500)	$1.00 - $1.75	$1.52
Forfeited	(31,250)	$0.92	$0.92
Exercised	—

Outstanding, September 30, 2015	14,684,549	$0.63 - $1.69	$0.95

Exercisable, September 30, 2015	14,039,547	$0.63 - $1.69	$0.96

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2015 was $8,250. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.685 for our common stock on September 30, 2015.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2015	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.69	14,039,547	5.09 Years	$0.96

NOTE 8 – RELATED PARTY

At September 30, 2015 the Company had a legal accrual to related party of $11,950. At December 31, 2014 the Company had a legal accrual to related party of $8,258 and travel and office expense accruals of officers in the amount of $2,065.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense in 2015 and 2014.

NOTE 10 – SUBSEQUENT EVENTS

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting terms.

During November 2015, under the 2007 Employee Stock Option Plan, the Company granted options effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The options expire November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 options commencing April 1, 2016. The options will be valued fair value, using the Black-Scholes Option Pricing Formula. The options will be expensed over the vesting terms.

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

Our NLAOP material systems have demonstrated resonantly enhanced third-order properties approximately 2,630 times larger than fused silica, which means that they are highly photo-optically active in the absence of an RF circuit.  In this way they differ from other polymer technologies and are considered more advanced next-generation materials.

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

•	Cloud computing and data centers
•	Telecommunications/data communications
•	Backplane optical interconnects
•	Photovoltaic cells
•	Medical applications
•	Satellite reconnaissance
•	Navigation systems
•	Radar applications
•	Optical filters
•	Special light modulators
•	All-optical switches

To be successful, we must, among other things:

•	Develop and maintain collaborative relationships with strategic partners
•	Continue to expand our research and development efforts for our products
•	Develop and continue to improve on our manufacturing processes and maintain stringent quality controls
•	Produce commercial quantities of our products at commercially acceptable prices
•	Rapidly respond to technological advancements
•	Attract, retain and motivate qualified personnel
•	Obtain and retain effective intellectual property protection for our products and technology

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

Some of our more significant milestones that we achieved during 2014-2015 include:

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that will significantly improve their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host.  This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values.  In addition, we now have a significant amount of data on the thermal aging of our materials.  We have demonstrated that our materials can withstand more than 2,000 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone.  To our knowledge, this is something that has not been achieved before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

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

Additionally, in August 2015, we completed 500+ hours of photochemical stability testing of our material candidates by exposing them to the visible light spectrum. The data collected indicated no discernible change in the chemical structures in an oxygen free environment.  This stability testing will continue until exceeding 4,000 hours. An accepted industry standard is 2,000 hours. This stability testing was begun to help us understand more clearly the processing and manufacturing requirements of our future commercial products, and provide initial assurances to expect the same results as we move these materials into an actual photonic device structures. This, in turn, has enabled us to begin initial device testing on devices that utilize our silicon photonic chips.

In October 2015, we successfully surpassed 2000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material.  This testing will continue until we achieve in excess of 4000 hours even though we have already exceeded the accepted industry standard of 2000 hours.

In November of 2015, we successfully fabricated ridge waveguide structures from our core material system. At the same time we successfully developed a proprietary methodology to segment individual chips from our silicon wafers that contain our ridge waveguide devices.  These critical steps in our process provide us with a clear path towards a commercial telecommunication device. These same processes can be used for the fabrication of modulators to be used in data centers.  The individual chips are now being analyzed and passively tested in our Longmont, CO optical test facility. We continue to move towards completion of an operating organic polymer-enabled waveguide modulator prototype using our new multi-chromophore material systems.

We ultimately intend to use our next-generation electro-optic polymer material systems and non-linear all-optical polymer material systems for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

• Cloud computing and data centers
• Telecommunications/data communications
• Backplane optical interconnects
• Photovoltaic cells
• Medical applications
• Satellite reconnaissance
• Navigation systems

• Radar applications
• Optical filters
• Special light modulators
• All-optical switches

In an effort to maximize our future revenue stream from our electro-optic polymer material systems and non-linear all-optical polymer material systems, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; (iii) the production and direct sale of our own photonic device components; or (iv) the vertical integration of our modulator into a transceiver device . Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

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

Results of Operations

Comparison of three months ended September 30, 2015 to three months ended September 30, 2014

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2015 and September 30, 2014.  The Company is in various stages of material and photonic device development and evaluation.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,929,924 and $1,160,723 for the three months ended September 30, 2015 and 2014, respectively, for an increase of $769,201. This increase in operating expenses was due primarily to increases in non-cash amortization of options and warrants, investor relation expenses, laboratory materials and supplies, disposal of material and obsolete equipment and salaries and wages offset by decreases in outsourced testing expenses, annual shareholder meeting expense, license fees, legal, general and administrative professional fees and general and administration office expenses.

Included in our operating expenses for the three months ended September 30, 2015 was $1,047,963 for research and development expenses compared to $741,464 for the three months ended September 30, 2014, for an increase of $306,499.  This is primarily due to increases in non-cash stock option and warrant amortization, laboratory materials and supplies, disposal of material and obsolete equipment and salaries and wages offset by decreases in outsourced testing expenses, license fees and rent and utilities.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product development activities; laboratory operations, internal material and device testing and prototype electro-optic device design, development and processing work; costs; and related operating expenses.

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

Wages and salaries, including benefits increased $23,064 from $258,639 for the three months ended September 30, 2014 to $281,703 for the three months ended September 30, 2015.

Laboratory material testing expense and electro-optic device development decreased $149,363 from $198,253 for the three months ended September 30, 2014 to $48,890 for the three months ended September 30, 2015 due to expansion of in-house testing.   Laboratory materials and supplies increased $18,826 from $29,065 for the three months ended September 30, 2014 to $47,891 for the three months ended September 30, 2015.

Disposal of material and obsolete equipment increased $21,236 from $1,143 for the three months ended September 30, 2014 to $22,379 for the three months ended September 30, 2015.

Research and development non-cash stock option amortization increased $411,392 from $118,640 for the three months ended September 30, 2014 to $530,032 for the three months ended September 30, 2015.

Rent and utilities decreased $8,160 from $40,693 for the three months ended September 30, 2014 to $32,533 for the three months ended September 30, 2015 due to adjustment to allocation between research and development and general and administrative expenses during 2014.

License fees decreased $15,000 to $0 for the three months ended September 30, 2015 compared to $15,000 for the three months ended September 30, 2014 for the license fee paid to Corning in accordance with a license agreement.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $462,702 to $881,961 for the three months ended September 30, 2015 compared to $419,259 for the three months ended September 30, 2014. The increase is due primarily to increases in non-cash amortization of options and warrants, investor relations expenses, salaries and wages and general and administrative rent and utilities offset by decreases in annual shareholder meeting expense, legal, office expenses and professional expenses.

General and administrative non-cash stock option and warrant amortization increased $499,003 to $548,180 for the three months ending September 30, 2015 from $49,177 for the three months ended September 30, 2014.

Investor relation expenses increased $15,967 to $18,682 for the three months ending September 30, 2015 from $2,715 for the three months ended September 30, 2014.

Wages and salaries, including benefits increased $16,637 from $134,588 for the three months ended September 30, 2014 to $151,225 for the three months ended September 30, 2015.

Rent and utilities increased $10,818 to $7,318 for the three months ending September 30, 2015 from ($3,500) for the three months ended September 30, 2014 due to adjustment to allocation between research and development and general and administrative expenses during 2014.

Shareholder annual meeting expenses decreased $30,582 to $8,167 for the three months ending September 30, 2015 from $38,749 for the three months ended September 30, 2014 since the meeting was held during May in 2015 and during August in 2014.

Legal fees decreased $25,648 to $44,979 for the three months ending September 30, 2015 from $70,627 for the three months ended September 30, 2014.

Office expenses decreased $11,623 to $8,931 for the three months ending September 30, 2015 from $20,554 for the three months ended September 30, 2014.

Professional fees decreased $9,331 to $1,169 for the three months ending September 30, 2015 from $10,500 for the three months ended September 30, 2014.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $13,929 to $63 for the three months ending September 30, 2015 from ($13,866) for the three months ending September 30, 2014, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the prior three-month period.

Net Loss

Net loss was $1,929,861 and $1,174,589 for the three months ended September 30, 2015 and 2014, respectively, for an increase of $755,272, primarily to increases in non-cash amortization of options and warrants, investor relation expenses, laboratory materials and supplies, disposal of material and obsolete equipment and salaries and wages offset by decreases in outsourced testing expenses, annual shareholder meeting expense, license fees, legal, general and administrative professional fees, general and administration office expenses and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014

Revenues

As a development stage company, we had revenues of $0 during for the nine months ended September 30, 2015 and $2,500 for the nine months ended September 30, 2014.  The Company is in various stages of material and photonic device development and evaluation.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Our operating expenses were $4,047,715 and $3,159,697 for the nine months ended September 30, 2015 and 2014, respectively, for an increase of $888,018. This increase in operating expenses was due primarily to increases in non-cash amortization of options and warrants, investor relation expenses, laboratory materials and supplies, disposal of material and obsolete equipment, salaries and wages, research and development rent and utility expenses, depreciation and professional fees offset by decreases in outsourced testing expenses, license fees and legal fees.

Included in our operating expenses for the nine months ended September 30, 2015 was $2,312,662 for research and development expenses compared to $1,945,357 for the nine months ended September 30, 2014, for an increase of $367,305.   This is primarily due to increases in non-cash stock option and warrant amortization, laboratory materials and supplies, disposal of material and obsolete equipment, salaries and wages, research and development rent and utilities, depreciation expense and professional fees offset by decreases in outsourced testing expenses and license fees.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product development activities; laboratory operations, internal material and device testing and prototype electro-optic device design, development and processing work; costs; and related operating expenses.

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

Non-cash stock compensation and stock option and warrant amortization increased   $302,458 from $400,877 for the nine months ended September 30, 2014 to $703,335 for the nine months ended September 30, 2015.

Laboratory material testing expense and electro-optic device development decreased $122,961 from $368,730 for the nine months ended September 30, 2014 to $245,769 for the nine months ended September 30, 2015 due to expansion of in-house testing.  Laboratory materials and supplies increased $59,878 from $98,701 for the nine months ended September 30, 2014 to $158,579 for the nine months ended September 30, 2015.

Disposal of material and obsolete equipment increased $21,148 from $2,669 for the nine months ended September 30, 2014 to $23,817 for the nine months ended September 30, 2015.

Wages and salaries and benefits increased $70,438 to $800,488 for the nine months ended September 30, 2015 from $730,050 for the nine months ended September 30, 2014.

Rent and utilities expense increased $17,115 from $81,133 for the nine months ended September 30, 2014 to $98,248 for the nine months ended September 30, 2015 for the optical lab and clean room facility in Colorado.

Depreciation expense increased $15,336 from $94,981 for the nine months ended September 30, 2014 to $110,317 for the nine months ended September 30, 2015 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

Professional fees increased $15,391 from $42,102 for the nine months ended September 30, 2014 to $57,493 for the nine months ended September 30, 2015.

License fees decreased $15,000 from $0 for the nine months ended September 30, 2015 compared to $15,000 for the nine months ended September 30, 2014 for the license fee paid to Corning in accordance with a license agreement.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $520,713 to $1,735,053 for the nine months ended September 30, 2015 compared to $1,214,340 for the nine months ended September 30, 2014. The increase is due primarily to increases in non-cash amortization of options and warrants, investor relations expenses and salaries and wages offset by a decrease in legal expenses.

General and administrative non-cash stock option and warrant amortization increased by $467,212 to $652,042 for the nine months ended September 30, 2015 compared to $184,830 for the nine months ended September 30, 2014.

Salary and wages including fringe benefits increased $39,578 to $439,369 for the nine months ending September 30, 2015 from $399,791 for the nine months ending September 30, 2014.

Investor relations expenses increased by $65,152 from $27,746 for the nine months ended September 30, 2014 to $92,898 for the nine months ended September 30, 2015.

Legal fees were $140,187 and $177,355 for the nine months ended September 30, 2015 and September 30, 2014 for a decrease of $37,168.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) decreased $16,671 to $187 for the nine months ending September 30, 2015 from ($16,484) for the nine months ending September 30, 2014, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the prior nine-month period.

Net Loss

Net loss was $4,047,528 and $3,173,681 for the nine months ended September 30, 2015 and 2014, respectively, for an increase of $873,847, due primarily to increases in non-cash stock option and warrant amortization, investor relations expenses, laboratory materials and supplies, disposal of material and obsolete equipment, salaries and wages, research and development rent and utilities, depreciation expense and professional fees offset by decreases in outsourced testing expenses, legal expenses, license fees and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2014 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2014. See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2015, as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, net cash used in operating activities was $2,668,697 and net cash used in investing activities was $270,098, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2015 was $1,915,000.  At September 30, 2015, our cash and cash equivalents totaled $2,142,145, our assets totaled $3,486,427, our liabilities totaled $163,033, and we had stockholders’ equity of $3,323,394.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately$3,540,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2016.

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

We expect that our cash used in operations will continue to increase during 2015 and beyond as a result of the following planned activities:

•

Addition of management, sales, marketing, technical and other staff to our workforce

•

Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment

•

Increased spending in marketing as our products are introduced into the marketplace

•

Developing and maintaining collaborative relationships with strategic partners

•

Developing and improving our manufacturing processes and quality controls

•

Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements

Analysis of Cash Flows

Net cash used in operating activities was $2,668,697 for the nine months ended September 30, 2015, primarily attributable to the net loss of $4,047,528 adjusted by $68,780 in warrants issued for services, $1,286,597 in options issued for services, $42,693 in common stock issued for services, $126,637 in depreciation expenses and patent amortization expenses, ($87,338) in prepaid expenses and ($58,808) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $270,098 for the nine months ended September 30, 2015, consisting of $19,533 for intangibles and $250,565 in asset additions primarily for the new optical test and class 100 lab facilities in Longmont, CO.

Net cash provided by financing activities was $1,915,000 for the nine months ended September 30, 2015 and consisted of $1,915,000 proceeds from private placement.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

July 2015	Options – right to buy 2,100,000 shares of common stock at $0.70 per share issued for services.
July 2015	Warrant – right to buy 125,000 shares of common stock at $0.70 per share issued for services.
August 2015	Option – right to buy 50,000 shares of common stock at $0.67 per share issued for services.
August 2015	Options – right to buy 275,000 shares of common stock at $0.69 per share issued for services.
August 2015	Common Stock – 536 shares of common stock at $0.72 per share issued for services.
September 2015	Common Stock – 2,879 shares of common stock at $0.69 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 5

Other Information

On November 11, 2015, the Company entered into an employee agreement amendment with Thomas E. Zelibor, the Company’s Chief Executive Officer. The employee agreement amendment extends Mr. Zelibor’s current employee agreement for an additional two years, and provides him with an additional grant of 100,000 options that vest in equal quarterly installments of 12,500 options, with the first installment vesting on January 1, 2016. The employee agreement amendment is attached hereto as Exhibit 10.4, which is incorporated by reference herein.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.2	Director Agreement	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015
10.3	Statement Of Operations Committee Work	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015
10.4	Employee Agreement Extension – Thomas E. Zelibor	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  November 16, 2015

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  November 16, 2015