Form 10-K
period 2015-12-31
Lightwave Logic, Inc.
filed 2016-03-18
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $37,763,197 as of June 30, 2015.

As of March 17, 2016, there were 65,591,629 shares outstanding of the registrant’s common stock, $.001 par value.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

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

Overview

We are a development stage, electro-optical device and organic nonlinear materials company. Our primary area of expertise is the chemical synthesis of chromophore dyes used in the development of organic Application Specific Electro-Optic Polymers (ASEOP) and Organic Non-Linear All-Optical Polymers (NLAOP) that have high electro-optic and optical activity. Our family of materials is thermally and photo-chemically stable, which we believe could have utility across a broad range of applications in devices that address markets like, telecommunication, data communications, high-speed computing and photovoltaic cells. Secondarily, the company is developing proprietary electro-optical and all-optical devices utilizing the advanced capabilities of our materials for the application in the fields mentioned above.

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

Currently, the core electro-optic material contained in most modulators is a crystalline material, such as lithium niobate, indium phosphide and gallium arsenide. The following chart describes some of the characteristics of crystalline materials and electro-optical polymers.

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

In August 2009, we retained Perdix, Inc. in Boulder, Colorado to help us identify and build prototype products for high growth potential target markets in fiber optic telecommunications systems. During October 2009, we initiated the development and production of our prototype amplitude modulator, which can ultimately be assembled into 1- and 2-dimensional arrays that are useful for optical computing applications, such as encryption and pattern recognition. We expected our initial prototype amplitude modulator to be completed by the end of the second quarter 2010. We continued to work on this device throughout 2010 and discovered its design had limitations so we terminated the program to take a different design approach. We embarked on the new design approach in 2011 with another partner, Boulder Nonlinear Systems (BNS). A feasibility study with our new design partner was started in late 2011. This research and development program continued through 2013, and was completed the end of the third quarter of 2013. The results of this study gave us a guide on how to move forward with the design of our prototype spatial light modulator. The second phase of the program is under review and we expected to start the second phase sometime the second half of 2014; but funding for phase two of this program was delayed. We hope to reengage our work on this program after funding is approved.

In March 2010 we successfully concluded initial electrical and optical performance testing of our prototype phase modulator and began Application Engineering of our technology in customer design environments and working directly with interested large system suppliers to attempt to engineer specific individual product materials and device designs for sale to or by these suppliers.  Those programs were subsequently put on hold by the system suppliers.

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

In March 2011 we entered into a research and development agreement with the City University of New York’s Laboratory for Nano Micro Photonics (LaNMP) to develop third-order non-linear devices. The combination of LaNMP’s device capabilities together with our materials expertise should accelerate the development of all-optical devices. This effort, starting with an all-optical switch, was continued at the University of Colorado, Boulder through an agreement entered into in January 2013. This research and development effort continued through 2014, but not at the pace we expected. In the future we hope to engage a product development partner, which should accelerate the product development program.

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

In December 2011, we announced the discovery of a new material named Perkinamine Indigo™. We believed this represented a major advancement in the field of organic nonlinear optical materials. We have much to learn about how to harness full potential of Perkinamine Indigo™. The material demonstrated an unusually high electro-optical effect of greater than 250 picometers per volt at 1550 nanometers with excellent thermal and photo stability. Independent research laboratories at Micron Inc., Photon-X and The University of Colorado confirmed these characteristics. Subsequent measurements showed electro-optical effects closer to 100 picometers per volt in a 500 nm thin films. We continued the development work to better understand these results. In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that significantly improved our ability to create more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values. In addition, initial thermal stability results exceed any commercially available organic nonlinear polymer material systems.

In June 2012 we opened a new internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This new lab facility enables us to synthesize and test our materials in the same facility and will help us accelerate our development efforts. It is equipped with state of the art equipment necessary to expand our ability to conduct synthetic chemistry in much more tightly controlled conditions. Additionally, we equipped a separate advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our new synthesis laboratory.  The optical laboratory has subsequently been moved to Longmont, CO.

In July 2012 we entered into an agreement with The University of Colorado, Boulder, Guided Wave Optics Laboratory (GWOL) to conduct analytical testing and to carry out studies that will give a better understanding of the properties of a new class of composite organic electro-optic materials. This class of materials was our Perkinamine Indigo™. The processing and measurements were carried out primarily at the university’s GWOL. The work was completed in close collaboration with Company personnel. It was determined a new synthetic chemistry and material process methodology was needed for consistent and repeatable results. That methodology was announced in January 2014.

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

In April 2013 our potential large system supplier customer informed us that their preliminary testing results on the prototype devices coated with Perkinamine Indigo™ that we delivered to them in February 2013 demonstrated several of the key performance parameters that they desired. There were additional tests that need to be completed. We worked with our potential customer utilizing our Perkinamine™ family of chromophores in a number of host polymers to evaluate these polymers in conjunction with our chromophores for a specific performance attributes for their application. Currently, this customer’s program is on hold, and we do not know when or if this program will restart. We are currently talking to other potential new development partners.

In August 2013 in a combined effort of the Company’s chemists, the University of Colorado, Boulder, and a third party research group we successfully fabricated Silicon Organic Hybrid (SOH) slot waveguide modulators. The devices utilized an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer. In October 2013, we confirmed the functionality of the SOH slot waveguide modulators as operating prototype devices. These first-generation devices have achieved greater electro-optical activity and dramatically lower drive voltage than industry standard modulators based on inorganic materials. We continued this effort in 2014 and have signed an agreement with the third party research group to continue our collaboration through 2016.

In November 2013, preliminary testing and initial data on our SOH slot waveguide modulators demonstrated several promising characteristics. The tested SOH chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate. In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide. With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GhZ in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that significantly improves their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values. In addition, we now have a significant amount of data on the thermal aging of our materials. We have demonstrated that our materials can withstand more than 2,000 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone. To our knowledge, this is something that has not been achieved before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who contracted with a third party to produce the initial silicon chips, which were delivered to us in December 2014 and January 2015. We are currently qualifying and testing these chips for utilization in our Silicon Organic Transceiver. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer at distances greater than 500 meters.

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

In August 2014 the University of Colorado successfully fabricated and tested a bleached electro-optic waveguide modulator designed and fabricated through a sponsored collaborative research agreement. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties. These initial results of our first in-house device were significant to our entire device program and were an important starting point for our current modulators that are being developed for target markets. We have multiple generations of new materials that we are optimizing for this specific design.

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

In May 2015 we achieved operating capability of our in-house Class 100 Clean Room where we expect to do thin film processing and complete the development of prototype photonic devices enabled by our advanced organic electro-optic polymer material systems in a timelier manner. Additionally, the Joint Institute for Laboratory Astrophysics (JILA) certified three of our employees, which allows us access to JILA’s world-class semiconductor facility located at the University of Colorado, Boulder. Access to this facility provides us with better control over the quality of our development work and the speed at which it progresses.

In August 2015 we completed 2,000+ hours of thermal aging tests of several blends of materials created by our multi-chromophore process, which included lengthy exposure to high temperatures (850C and 1100C). The data collected indicated minimal loss of electro-optical activity (R33) of our materials, which means that our organic polymers are expected to provide decades of operational performance. These results exceed previously published efforts for other organic polymers and are an important part of our commercialization effort as we begin to implement these material systems into advanced photonic devices for the telecom and datacom markets.

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

In October 2015, we successfully surpassed 2000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material; and, in January 2016, we successfully surpassed 4000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material.  These photochemical stability test results, along with the thermal stability at 110°C, should enable the Company to demonstrate that organic polymers can compete head-to-head with inorganic crystalline legacy telecom and datacom devices which currently provide the backbone for the entire infrastructure that converts almost incalculable amounts of electronic (binary) data into pulses of light and back on a daily basis.

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

In February 2016, we successfully guided laser single-mode light through 16 of our passive ridge waveguides made entirely out of our advanced organic polymer systems, which are the building block of waveguide modulators that can achieve high modulator performance. As a result, our commercialization effort has entered the next phases of development:  passive-waveguide loss measurements, followed by the development and active testing of electro-optic modulators.  Utilizing continuous-wave input laser light, electro-optic modulators convert digital (binary) electrical data into output pulses of light that can be transported across fiber optic communication networks. Active testing is accomplished by applying an electrical signal to a modulator and evaluating the resulting output optical signal.

Presently, we are continuing to move towards completion of our operating organic polymer-enabled ridge waveguide modulator prototype using our new multi-chromophore material systems.

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

Traditional Technology - Inorganic Crystals

Traditional technology translates electric signals into optical signals generally relying upon electro-optic materials, such as lithium niobate, indium phosphide and gallium arsenide. Five of the largest inorganic fiber-optic component manufactures hold approximately 85% of the electro-optic modulator component market. They are JDSU, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and integrated laser/modulator designs. While each company possesses their own modulator design and processing patents, the underlying core constituents (lithium niobate, indium phosphide, gallium arsenide) occur in nature and as such cannot be patented.

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

Cloud computing and data centers

Big data is a general term used to describe the voluminous amount of unstructured and semi-structured data a company creates -- data that would take too much time and cost too much money to load into a relational database for analysis. Companies are looking to cloud computing in their data centers to access all the data. Inherent speed and bandwidth limits of traditional solutions and the potential of organic polymer devices offer an opportunity to increase the bandwidth, reduce costs and improve speed of access.

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

Replacing these inorganic materials with organic polymer materials made with the Perkinamine™ family of chromophores would offer significant improvements in data rates; reduce form factor; require less error correction along with a significant reduction in drive voltage leading to less heat dissipation and hence reduce the overall cost of operation with regard to site cooling. Polymers are not inherently costly to produce nor do they require such strict environmental conditions. Due to their material flexibility (e.g. ability to more easily mold into specific topologies) they are expected to enable smaller, faster, less expensive, and more integrated network components. In many laboratory tests, electro-optic polymers have demonstrated substantial (3-10x) transmission data speed improvements over crystalline technologies (lithium niobate, gallium arsenide, indium phosphide).

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

Our Business Strategy

The Company revised its business strategy from a materials only approach into a dual path strategy that also includes developing devices, components and potentially sub-systems. Our economic model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend, subject to successful testing of our technology and having available financial resources, to:

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

Develop a Comprehensive Marketing Plan

We are developing sales and marketing plans for our devices for implementation once we produce multiple prototype devices for the optical market. We plan to aggressively pursue sales of our potential products through the use of industry-specific sales organizations, such as electro-optic component representatives and distributors. In addition, we plan to target market leaders as initial customers and to leverage relationships with these market leaders to obtain future contracts and sales references.

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

Ridge Waveguide Modulator

Our ridge electro-optic waveguide modulator was designed and fabricated in our Longmont, Colorado lab. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. The ridge waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents approximately a $300MM per year market opportunity for us.

Slot Waveguide Modulator

Our functional Silicon Organic Hybrid (SOH) slot waveguide modulator utilizes an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer, and is functional as an operating prototype device. Preliminary testing and initial data on our SOH slot waveguide modulators demonstrated several promising characteristics. The tested SOH chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate. In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide. With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GhZ in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our SOH slot waveguide modulator in 2014 and have signed an agreement with the associated third party research group to continue our collaboration through 2016.

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

200 Gbps Datacomm/Telecomm Photonic Transceiver

We propose to develop multichannel integrated nanophotonic transceivers for application in data communications. The transceiver consists of a silicon photonic chip fabricated with nonlinear polymer infused modulators (SOH), multiplexers, demultiplexers, detectors and grating fiber couplers to an external light source. The CMOS-compatible optical modulators are key components for future silicon-based photonic transceivers. Our solution, the silicon-organic hybrid (SOH) platform has been proposed and is being prototyped. In the SOH approach, the optical signal is guided by a silicon waveguide while an organic cladding provides the electro-optic effect.

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

We considered GigOptix, Inc., as our primary polymer competitor. They designed and patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed at the University of Washington. GigOptix presently has a joint venture with CPqD.  Subsequently, GigOptix sold a majority interest of their polymer IP to BrPhotonics based in Brazil.

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

In January of 2014 we moved our Corporate Headquarters, as well as our advanced optical laboratory at the same location where the necessary testing of material candidates will be performed as they emerge from our synthesis laboratory.  We commenced construction of clean room at this facility during the fourth quarter of 2014, which became fully operational and functional in April 2015. This clean room enables us to expand our in-house prototype development capabilities.

Employees

We currently have 9 full-time employees and 7 part-time employees, and we retain several independent contractors on an as-needed basis. We believe that we have good relations with our employees.

Properties

Our executive and business office headquarters are located at 1831 Lefthand Circle, Suite C, Longmont, CO 80501. We coordinate our operations, optical device design, optical laboratory, thin films laboratory and clean room, and market our services from this space. Our annual base rent for this space is $47,578.

We also lease approximately 2,000 square feet of laboratory space at 1 Innovation Way, Newark, Delaware 19711, which we utilize to operate an organic synthesis and thin-films laboratory. Our annual rent for this space is approximately $71,662. We vacated our 1,400 square feet of laboratory space at 41A Germay Drive, Wilmington, Delaware during 2015.

Legal Proceedings

We are not currently a party to or engaged in any material legal proceedings and we are not aware of any litigation or threatened litigation of a material nature. However, we may be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.	Risk Factors.

Investing in our common stock is risky. In addition to the other information contained in this annual report, you should consider carefully the following risk factors in evaluating our business and us. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,845,432 for the year ended December 31, 2015 and $4,409,797 for the year ended December 31, 2014. We anticipate that we will continue to incur operating losses through at least 2016.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through January 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

We are devoting significant resources to engineer next-generation organic nonlinear optical materials and devices for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies as well as the our proprietary photonic devices. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

We may not be able to access the full amounts available under the Lincoln Park Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations that could have an adverse affect on our business.

Under the purchase agreement (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we may direct Lincoln Park to purchase up to $20,000,000 worth of shares of our common stock over a 36-month period. On any trading day selected by us, we may sell shares of common stock to Lincoln Park in amounts up to 100,000 shares per regular sale (Regular Purchases), which may be increased to up to 200,000 shares depending on certain conditions as set forth in the Purchase Agreement, up to the aggregate commitment of $20,000,000. If the market price of our common stock is not below $1.00 per share on the purchase date, then the Regular Purchase amount may be increased to 150,000 shares. If the market price is not below $1.50 per share on the purchase date, then the Regular Purchase amount may be increased to 200,000 shares. Although there are no upper limits on the per share price Lincoln Park may pay to purchase our common stock, the Company may not sell more than $500,000 in shares of common stock to Lincoln Park per Regular Purchase.

In addition to Regular Purchases, we may in our sole discretion direct Lincoln Park on each purchase date to make “accelerated purchases” on the following business day up to the lesser of (i) two (2) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the accelerated purchase date at a purchase price equal to the lesser of (i) the closing sale price on the accelerated purchase date and (ii) 95% of the accelerated purchase date’s volume weighted average price.

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

Under the Purchase Agreement, we may sell to Lincoln Park, from time to time and under certain circumstances, up to $20,000,000 of our common stock over approximately 36 months subsequent to the effective date of the registration statement that covers the resale by Lincoln Park of up to 5,000,000 shares of our common stock. We may be required to file and have declared effective one or more additional registration statements to cover the resale by Lincoln Park of additional shares of our common stock that we may sell and issue to Lincoln Park. Generally, with respect to the Purchase Agreement, we have the right, but no obligation, to direct Lincoln Park to periodically purchase up to $20,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances.

We also agreed to issue to Lincoln Park up to an aggregate of 1,000,000 shares of common stock as a fee for Lincoln Park’s commitment to purchase our shares under the Purchase Agreement. Of these commitment shares, we issued 350,000 shares upon entering into the Purchase Agreement. The remaining 650,000 commitment shares are issuable to Lincoln Park on a pro rata basis as additional purchases are made under the Purchase Agreement.

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

As of December 31, 2015, we have outstanding options and warrants to purchase an aggregate of 18,006,488 shares of our common stock at exercise prices ranging from $0.63 - $1.69 per share with a weighted average exercise price of $0.92 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

		High	Low

2014	1st Quarter	$1.03	$0.68
	2nd Quarter	$0.94	$0.70
	3rd Quarter	$1.19	$0.87
	4th Quarter	$0.91	$0.74

2015	1st Quarter	$1.02	$0.73
	2nd Quarter	$0.97	$0.68
	3rd Quarter	$0.79	$0.60
	4th Quarter	$0.87	$0.48

As of March 17, 2016, we have a total of 65,591,629 shares of common stock outstanding, held by approximately 147 record shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2015.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,389,500	$0.83	2,266,600
Equity compensation plans not approved by security holders (2)	1,137,500	$0.99	0
Total	7,527,000	$0.86	2,266,600

1.	Reflects our 2007 Employee Stock Plan for the benefit of our directors, officers, employees and consultants. We have reserved 10,000,000 shares of common stock for such persons pursuant to that plan.
2.	Comprised of common stock purchase warrants we issued for services.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for cash

Date	Security

May - June 2015	Units – 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock contained in units for total proceeds of $1,915,000.

Nov. - Dec. 2015	Units – 3,977,568 shares of common stock and warrants to purchase 3,977,568 shares of common stock contained in units for total proceeds of $2,400,000.

Securities issued for services

Date	Security

During 2015	Common Stock – 12,040 shares of common stock at $0.83 per share.

During 2015	Common Stock – 37,500 shares of common stock at $0.81 per share.

During 2015	Common Stock – 12,718 shares of common stock at $0.66 per share.

January 2015	Warrants – right to buy 115,000 shares of common stock at $0.77 per share.

July 2015	Warrants – right to buy 125,000 shares of common stock at $0.70 per share.

Securities issued pursuant to our Employee Stock Plan

Date	Security

March 2015	Stock Options –252,000 shares of common stock at $0.80 per share.

July 2015	Stock Options – 2,100,000 shares of common stock at $0.70 per share.

August 2015	Stock Options – 50,000 shares of common stock at $$0.67 per share.

August 2015	Stock Options – 275,000 shares of common stock at $0.69 per share.

October 2015	Stock Options – 35,000 shares of common stock at $0.74 per share.

November 2015	Stock Options – 100,000 shares of common stock at $0.86 per share.

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

Some of our more significant milestones that we achieved during 2014-2015 include:

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that significantly improves their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values. In addition, we now have a significant amount of data on the thermal aging of our materials. We have demonstrated that our materials can withstand more than 2,000 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone. To our knowledge, this is something that has not been achieved before in any polymer. We are also concurrently coating prototype waveguides with our proprietary material system.

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who contracted with a third party to produce the initial silicon chips, which were delivered to us in December 2014 and January 2015. We are currently qualifying and testing these chips for utilization in our Silicon Organic Transceiver. The initial application will target inter-data center interconnections of more than 10 kilometers. Our next design will utilize a different frequency and address the current bottleneck in the rack-to-server layer at distances greater than 500 meters.

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

In August 2014 the University of Colorado successfully fabricated and tested a bleached electro-optic waveguide modulator designed and fabricated through a sponsored collaborative research agreement. The results of this initial bleached waveguide modulator correlated well with previous electro-optic thin film properties. These initial results of our first in-house device were significant to our entire device program and were an important starting point for our current modulators that are being developed for target markets. We have multiple generations of new materials that we are optimizing for this specific design.

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

In May 2015 we achieved operating capability of our in-house Class 100 Clean Room where we do thin film processing and expect to complete the development of prototype photonic devices enabled by our advanced organic electro-optic polymer material systems in a timelier manner.  Additionally, the Joint Institute for Laboratory Astrophysics (JILA) certified three of our employees, which allows us access to JILA’s world-class semiconductor facility located at the University of Colorado, Boulder. Access to this facility provides us with better control over the quality of our development work and the speed at which it progresses.

In August 2015 we completed 2,000+ hours of thermal aging tests of several blends of materials created by our multi-chromophore process, which included lengthy exposure to high temperatures (850C and 1100C). The data collected indicated minimal loss of electro-optical activity (R33) of our materials, which means that our organic polymers are expected to provide decades of operational performance. These results exceed previously published efforts for other organic polymers and are an important part of our commercialization effort as we begin to implement these material systems into advanced photonic devices for the telecom and datacom markets.

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

In October 2015, we successfully surpassed 2000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material; and, in January 2016, we successfully surpassed 4000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material.  These photochemical stability test results, along with the thermal stability at 110°C, should enable the Company to demonstrate that organic polymers can compete head-to-head with inorganic crystalline legacy telecom and datacom devices which currently provide the backbone for the entire infrastructure that converts almost incalculable amounts of electronic (binary) data into pulses of light and back on a daily basis.

In November of 2015, we successfully fabricated ridge waveguide structures from our core material system. At the same time we successfully developed a proprietary methodology to segment individual chips from our silicon wafers that contain our ridge waveguide devices.  These critical steps in our process provide us with a clear path towards a commercial telecommunication device. These same processes can be used for the fabrication of modulators to be used in data centers.  The individual chips are now being analyzed and passively tested in our Longmont, CO optical test facility. We continue to move towards completion of an operating organic polymer-enabled ridge waveguide modulator prototype using our new multi-chromophore material systems.

In February 2016, we successfully guided laser single-mode light through 16 of our passive single-mode ridge waveguides made entirely out of our advanced organic polymer systems, which are the building block of waveguide modulators that achieve high modulator performance. As a result, our commercialization effort has entered the next phases of development:  passive-waveguide loss measurements, followed by the development and active testing of electro-optic modulators.  Utilizing continuous-wave input laser light, electro-optic modulators convert digital (binary) electrical data into output pulses of light that can be transported across fiber optical communication networks. Active testing is accomplished by applying an electrical signal to a modulator and evaluating the resulting output optical signal.

Presently, we are continuing to move towards completion of our operating organic polymer-enabled ridge waveguide modulator prototype using our new multi-chromophore material systems.

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

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2014 we received $4,329,978 in cash proceeds from the issuance and sale of our common stock. On June 15, 2015, we completed a private placement of our securities where we raised $1,915,000 in total proceeds. On December 30, 2015, we completed a private placement of our securities where we raised $2,400,000 in total proceeds.

Results of Operations

Comparison of fiscal 2015 to fiscal 2014

Revenues

As a development stage company, we had revenues of $0 during for the year ended December 31, 2015 and $2,500 for the year ended December 31, 2014.  The Company is in various stages of material and photonic device development and evaluation.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $4,845,681 and $4,395,684 for the years ended December 31, 2015 and 2014, respectively, for an increase of $449,997. This increase in operating expenses was due primarily to increases in non-cash amortization of options and warrants, salaries and wages, investor relation expenses, laboratory materials and supplies, disposal of obsolete material and equipment, research and development rent and utility expenses, depreciation, research and development consulting fees and annual shareholder meeting expenses offset by decreases in outsourced testing and product development expenses, license fees, general and administrative office expenses, accounting fees, travel expenses, legal expenses and general and administrative consulting fees.

Included in our operating expenses for the year ended December 31, 2015 was $2,825,099 for research and development expenses compared to $2,849,620 for the year ended December 31, 2014, for a decrease of $24,521.   Outsourced testing and prototype development were brought in-house with the completion of the Company’s clean room and optical testing operations.  The decrease in research and development expenses  is primarily due to decreases in outsourced testing and product development expenses and license fees offset by increases in salaries and wages, laboratory materials and supplies, disposal of obsolete material and equipment, research and development rent and utilities, depreciation expense, consulting fees and non-cash stock option and warrant amortization.

Research and development expenses currently consist primarily of compensation for employees engaged in internal research, product development activities; laboratory operations, internal material and device testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Laboratory material testing expense and photonic device development decreased $230,764 from $526,531 for the year ended December 31, 2014 to $295,767 for the year ended December 31, 2015.

Wages and salaries and benefits increased $90,243 from $942,728 for the year ended December 31, 2014 to $1,032,971 for the year ended December 31, 2015.

Laboratory materials and supplies increased $63,176 from $140,939 for the year ended December 31, 2014 to $204,115 for the year ended December 31, 2015.

License fees decreased $30,000 to $0 for the year ended December 31, 2015 from $30,000 for the year ended December 31, 2014 for the license fee paid to Corning in accordance with a license agreement.

Consulting expenses increased $10,590 from $71,834 for the year ended December 31, 2014 to $82,424 for the year ended December 31, 2015.

Disposal of obsolete material and equipment increased $20,860 from $3,981 for the year ended December 31, 2014 to $24,841 for the year ended December 31, 2015.

Non-cash stock compensation and stock option and warrant amortization increased $9,390 from $750,729 for the year ended December 31, 2014 to $760,119 for the year ended December 31, 2015.

Rent expense increased $14,666 from $109,659 for the year ended December 31, 2014 to $124,325 for the year ended December 31, 2015 the optical lab and clean room facility in Colorado.

Depreciation expense increased $22,763 from $130,498 for the year ended December 31, 2014 to $153,261 for the year ended December 31, 2015 primarily due to the additional equipment purchased for the Company’s Delaware and Colorado laboratory facilities.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $474,518 to $2,020,582 for the year ended December 31, 2015 from $1,546,064 for the year ended December 31, 2014. The increase is due primarily to increases in non-cash amortization of options and warrants, investor relations expenses, salaries and wages and annual shareholder meeting expenses offset by a decrease in office expenses, accounting fees, travel expenses, legal expenses and consulting fees.

Non-cash stock compensation and stock option amortization increased $448,158 from $222,678 for the year ended December 31, 2014 to $670,836 for the year ended December 31, 2015.

Investor relations expenses increased by $51,592 from $40,546 for the year ended December 31, 2014 to $92,138 for the year ended December 31, 2015.

Wages and salaries and benefits increased $28,276 from $543,820 for the year ended December 31, 2014 to $572,096 for the year ended December 31, 2015.

Expenses for the annual shareholder meeting increased $13,843 from $37,310 for the year ended December 31, 2014 to $51,153 for the year ended December 31, 2015.

Office expenses including administrative and receptionist expenses decreased $26,889 from $56,720 for the year ended December 31, 2014 to $29,831 for the year ended December 31, 2015 for expenses related to the Company’s new headquarter and optical lab in Colorado.

Accounting fees decreased $10,930 from $99,453 for the year ended December 31, 2014 to $88,523 for the year ended December 31, 2015.

Travel expenses decreased $10,691 from and $61,826 for the year ended December 31, 2014 to $51,135 for the year ended December 31, 2015.

Legal fees decreased $8,329 to $171,728 for the year ended December 31, 2015 from $180,057 for the year ended December 31, 2014.

Consulting fees decreased $10,711 from $20,565 for the year ended December 31, 2014 to $9,854 for the year ended December 31, 2015.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) increased $16,862 to $249 for the year ending December 31, 2015 from ($16,613) for the year ending December 31, 2014, relating primarily to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during 2014.

Net Loss

Net loss was $4,845,432 and $4,409,797 for the years ended December 31, 2015 and 2014, respectively, for an increase of $435,635 due primarily to increases in non-cash amortization of options and warrants, salaries and wages, investor relation expenses, laboratory materials and supplies, disposal of obsolete material and equipment, research and development rent and utility expenses, depreciation, research and development consulting fees and annual shareholder meeting expenses offset by decreases in outsourced testing and product development expenses, license fees, general and administrative office expenses, accounting fees, travel expenses, legal expenses and general and administrative consulting fees.

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

Stock Based Compensation

Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2015 and 2014: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 75% to 79% in 2015 and between 70.25% to 109% in 2014, risk-free interest rate between 1.44% to 1.70% in 2015 and between 0.58% to 2.08% in 2014 and expected option life of 5 to 5.75 years in 2015 and 2.13 to 7.25 years in 2014.

As of December 31, 2015, there was $209,618 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2018.

Liquidity and Capital Resources

During the year ended December 31, 2015, net cash used in operating activities was $3,440,755 and net cash used in investing activities was $309,480, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2015 was $4,315,000.  At December 31, 2015, our cash and cash equivalents totaled $3,730,705, our assets totaled $5,110,025, our liabilities totaled $102,957, and we had stockholders’ equity of $5,007,068.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through January 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

On January 29, 2016, we signed a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. We are registering for resale by Lincoln Park under the Purchase Agreement 5,000,000 shares of our common stock in this prospectus, 350,000 of which have already been issued as a commitment fee and 4,650,000 of which may be sold by us to Lincoln Park during the term of the Purchase Agreement. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

There are no trading volume requirements or restrictions under the Purchase Agreement and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the purchase agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on use of proceeds, financial or business covenants, restrictions on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. Lincoln Park may not assign or transfer its rights and obligations under stock the purchase agreement.

We expect that our cash used in operations will increase during 2016 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2015

Net cash used in operating activities was $3,440,755 for the year ended December 31, 2015, primarily attributable to the net loss of $4,845,432 adjusted by $91,263 in warrants issued for services, $1,339,692 in options issued for services, $48,963 in common stock issued for services, $179,907 in depreciation expenses and patent amortization expenses, ($136,264) in prepaid expenses and other current assets and ($118,884) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $309,480 for the year ended December 31, 2015, consisting of $29,577 in cost for intangibles and $279,903 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $4,315,000 for the year ended December 31, 2015 and consisted of $4,315,000 proceeds from private placement.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position

Thomas E. Zelibor	61	Chair of the Board of Directors; Chief Executive Officer
James S. Marcelli	68	Director; President; Chief Operating Officer
Andrew J. Ashton	42	Director; Senior Vice President; Secretary
Terry Turpin	73	Optical Computing Expert(1)
William C. Pickett, III	72	Director
Joseph A. Miller	74	Director
Ronald A Bucchi	61	Director
Siraj Nour El-Ahmadi	51	Director
George L. Lauro	57	Director
Michael Lebby	54	Director

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

Mr. William C. Pickett. Mr. Pickett has served as a director of our Company since January 2008. Mr. Pickett enjoyed a 32 year career with E.I. DuPont de Nemours & Co., where he worked in numerous financial leadership positions, including serving from February 2002 to April 2004 as Chief Financial Officer of Invista, DuPont’s $7 billion man-made fibers company, which was ultimately sold to Koch Industries, Inc. From 2005 through 2011, Mr. Pickett served on the Board of Directors of the Ronald McDonald House of Delaware. He also served as Treasurer, was a member of the Executive Committee, and chaired the Finance Committee. From 2004 through 2015, Mr. Pickett served on the Board of Trustees of Operation Warm, a not-for-profit organization, and chaired their Audit Committee. Mr. Pickett received his MBA from the Harvard Business School and a BA from Trinity College.

Dr. Joseph A. Miller, Jr.  Dr. Miller has served as a director of our Company since May 10, 2011.  From 2002 to May 2012, Dr. Miller served as Executive Vice President and Chief Technology Officer of Corning Incorporated, having joined Corning Incorporated in 2001 as Senior Vice President and Chief Technology Officer.  Prior to joining Corning Incorporated, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as Chief Technology Officer and Senior Vice President for Research and Development since 1994.  Dr. Miller began his career with DuPont in 1966.  Dr. Miller is a director and Non-executive Chairman of Nuvectra Corp.  He holds a doctorate degree in Chemistry from Penn State University.

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

Mr. George L Lauro. Mr. Lauro has served as a director of our Company since May 12, 2014. Since 2009, Mr. Lauro has served as Founder/Partner of Alteon Capital Partners, a Venture Capital Advisory firm. Mr. Lauro has 25 years of experience as a technology entrepreneur, operating executive and venture capitalist. He was a Managing Director at Wasserstein Perella, and head of West Coast technology investing. He has led and syndicated 18 private equity financing rounds and control deals, raising over $100M equity financing for portfolio companies and completed over $1 billion in M&A transactions. Mr. Lauro began his career in the hi-tech industry holding positions primarily focused on the commercialization of emerging technologies. He served as the Director of Technology Commercialization at IBM where he was responsible for transitioning technologies from research labs to the market. Also, he was the Director of New Business Development for Motorola. Mr. Lauro has previously served on numerous corporate boards of both public and private technology companies. Mr. Lauro holds a B.S. in Electrical Engineering from Brown University, a MBA from Wharton School – University of Pennsylvania, and he participated in aeronautical engineering graduate studies at MIT.

Dr. Michael Lebby. Dr. Lebby has served as a director of our Company since August 26, 2016. From June 2013 to present, Dr. Lebby has served as President and CEO of OneChip Photonics, Inc., a privately held company headquartered in Ottawa, Canada, that is a leading provider of low-cost, small-footprint, high-performance indium phosphide (InP)-based photonic integrated circuits (PICs) and PIC-based optical sub-assemblies (OSAs) for the Data Center markets. Also, Dr. Lebby presently serves as part-time full professor, and chair of optoelectronics at Glyndwr University in Wales, UK, and as a consultant to bring forward advanced materials, device, and integrated photonics technologies that will generate high margin value as products.  Since 2015, Dr. Lebby has been focusing on InP-based photonic integrated circuits (PICs) and optoelectronic integrated circuits (OEICs) for the datacenter segment and has been instrumental in assembling California’s proposal (via USC) to the Federal Government for an integrated photonics manufacturing institute.  Dr. Lebby holds a Doctor of Engineering, a Ph.D., a MBA and a Bachelors degree, all from the University of Bradford, United Kingdom.

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

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three or more than nine. Our Board of Directors currently consists of nine directors. On July 25, 2013, certain provisions of our bylaws were amended, including provisions relating to: (i) Classes of Directors, whereby the Board of Directors is divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III. Prior to the amendment, there was only one class of directors; and (ii) Terms of Office, whereby provisions were created for staggered terms with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided, that each director initially appointed to Class I shall serve for an initial term expiring at the first annual meeting of stockholders following the effectiveness of this provision; each director initially appointed to Class II shall serve for an initial term expiring at the second annual meeting of stockholders following the effectiveness of this provision; and each director initially appointed to Class III shall serve for an initial term expiring at the third annual meeting of stockholders following the effectiveness of this provision; provided further, that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal. Prior to the amendment, there were no staggered terms and each director served for a term of one (1) year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exception: Mr. George Lauro filed one late Form 4 to report shares he acquired directly from the Company in connection with his Operations Committee work.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 7, 2015.

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

Our audit committee is comprised of Ronald A. Bucchi, William C. Pickett, III and George L. Lauro.  Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. Mr. Bucchi is an independent director, as defined below in Certain Relationships and Related Transactions, and Director Independence.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)

Thomas E. Zelibor	2015	352,440	0	0	188,402	0	540,842
CEO, Chmn. of the Board (1)	2014	301,834	0	0	78,979	0	380,813

James S. Marcelli	2015	221,317	0	0	522,716	0	744,033
President, COO, Director (2)	2014	217,160	0	0	20,425	0	237,585

1.

Pursuant to an employment agreement, effective May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share. The options vest quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012. The employment agreement was amended on August 29, 2013, and effective September 1, 2013, his receives a salary of $18,750 per month. Pursuant to a new employment agreement dated March 3, 2014, Mr. Zelibor receives a salary of $25,000 per month effective January 1, 2014, a salary of $29,166.66 per month effective January 1, 2015 and an option to purchase up to 40,000 shares of common stock at an exercise price of $0.92 per share. The options vest quarterly over one year in equal installments of 10,000 beginning April 1, 2014. On July 11, 2008, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning July 11, 2009. On November 9, 2012 the options were extended to July 10, 2015. On August 29, 2008, Mr. Zelibor was awarded an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share. The option vests 37,500 shares immediately and the remaining annually over three years in equal annual installments of 37,500 shares per year beginning August 29, 2009. On November 9, 2012 the options were extended to August 28, 2015. On December 13, 2010, Mr. Zelibor was awarded an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share. The option vests 25,000 shares immediately and the remaining annually over three years in equal annual installments of 25,000 shares per year beginning November 4, 2011. On December 19, 2011, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share. The option vests 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011. On July 1, 2015, the options issued July 11, 2008, August 29, 2008 and December 2010 totaling 350,000 shares were cancelled, and on that same date, Mr. Zelibor was granted an option to purchase up to 350,000 shares of Company stock at an exercise price of $.70 per share that vested immediately.   On November 10, 2015, Mr. Zelibor was granted an option to purchase up to 100,000 shares of Company stock at an exercise price of $.86 per share. The option vests 12,500 shares on January 1, 2016 and the remaining vest quarterly in equal installments of 12,500 shares beginning April 1, 2016. The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

2.

Effective August 1, 2013, Mr. Marcelli receives a salary of $17,917 per month and an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share. The options vest in equal installments of 25,000 options with the first installment vesting on August 1, 2013 and the remaining installments vesting quarterly commencing on October 1, 2013. Pursuant to previous employment agreements, Mr. Marcelli received, among other things, (i) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning August 1, 2010; and (ii) an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share. The options vest quarterly over three years in equal installments of 87,500 shares per quarter beginning November 1, 2008. On November 9, 2012 the options were extended to July 31, 2015. Additionally, in the event Mr. Marcelli’s employment terminates upon his death and the key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 90 days, whichever is longer. On July 1, 2015, the options issued August 1, 2010 and August 1, 2013 totaling 1,150,000 shares were cancelled, and on that same date, Mr. Marcelli received an option to purchase up to1,150,000 shares of Company stock at an exercise price of $.70 that vested immediately.    Pursuant to an employment agreement amendment, effective August 1, 2015, Mr. Marcelli receives a salary of $18,750 per month and an option to purchase 50,000 shares of common stock.  The options vest 12,500 immediately and the remainder in equal quarterly installments of 12,500 shares.  The compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2015, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Thomas E. Zelibor	—	—	—	—	—	—	—	—	—
CEO, Chairman of the	—	100,000	—	0.86	11/09/25	—	—	—	—
Board(1)(3)	350,000	—	—	0.70	6/30/25	—	—	—	—
	250,000	—	—	1.01	12/19/16	—	—	—	—
	500,000	—	—	1.30	4/30/22	—	—	—	—
	40,000	—	—	0.92	3/4/24	—	—	—	—

James S. Marcelli	25,000	25,000		0.67	8/9/25	—	—	—	—
President, COO,	1,150,000	—	—	0.70	6/30/25	—	—	—	—
Director(2)(3)	100,000	—	—	1.00	5/16/23	—	—	—	—

(1)

On November 10, 2015, Mr. Zelibor received an option to purchase up to 100,000 shares of Company stock at an exercise price of $.86 per share. The option vests 12,500 shares on January 1, 2016 and the remaining vest quarterly in equal installments of 12,500 shares beginning April 1, 2016. On July 1, 2015, Mr. Zelibor received an option to purchase up to 350,000 shares of Company stock at an exercise price of $.70 that vested immediately. On March 4, 2014, Mr. Zelibor received an option to purchase 40,000 shares of common stock at an exercise price of $0.92 per share. The options vested quarterly over one year in equal installments of 10,000 beginning April 1, 2014. On May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share. The options vested quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012.  On December 19, 2011, Mr. Zelibor received an option to purchase up to 250,000 shares of common stock at an exercise price of $1.01 per share. The option vested 62,500 shares immediately and the remaining annually over three years in equal annual installments of 62,500 shares per year beginning December 19, 2011.

(2)

On August 10, 2015, Mr. Marcelli received an option to purchase 50,000 shares of common stock.  The options vest 12,500 immediately and the remainder in equal quarterly installments of 12,500 shares.  On July 1, 2015, Mr. Marcelli received an option to purchase up to 1,150,000 shares of Company stock at an exercise price of $.70 that vested immediately.  August 1, 2013, Mr. Marcelli received an option to purchase up to 100,000 shares of common stock. The options vested in equal installments of 25,000 options with the first installment vesting on August 1, 2013 and the remaining installments vesting quarterly commencing on October 1, 2013.

(3)

In the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2015 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas E. Zelibor (1)	—	—	—	—	—	—	—
James S. Marcelli (1)	—	—	—	—	—	—	—
Andrew J. Ashton (1)	—	—	—	—	—	—	—
William C. Pickett, III (2)	—	—	180,115	—	—	—	180,115
Joseph A. Miller (3)	—	—	24,901	—	—	—	24,901
Ronald A. Bucchi, (4)	—	—	40,909	—	—	—	40,909
Siraj Nour El-Ahmadi (5)	—	—	68,428	—	—	—	68,428
George L. Lauro (6)	18,871	10,000	55,529	—	—	—	84,400
Michael Lebby (7)	15,581	8,387	30,518	—	—	—	54,486

(1)

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

(2)

On January 1, 2014, Mr. Pickett received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.  On March 4, 2015, Mr. Pickett received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On July 1, 2015, Mr. Pickett received an option to purchase up to 350,000 shares of Company stock at an exercise price of $.70 that vested immediately.

(3)

On May 10, 2011, Mr. Miller received an option to purchase up to 200,000 shares of Company stock at an exercise price of $1.12 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 10, 2012. On January 1, 2014, Mr. Miller received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.  On March 4, 2015, Mr. Miller received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.

(4)

On June 11, 2012, Mr. Bucchi received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.90 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on June 11, 2013. On August 29, 2013, Mr. Bucchi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.84 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 options per quarter commencing on October 1, 2013. On January 1, 2014, Mr. Bucchi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.  On March 4, 2015, Mr. Bucchi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.

(5)

On November 1, 2013, Mr. Siraj Nour El-Ahmadi received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.93 that vest pursuant to the following schedule: 50,000 shares on November 1, 2013 and the remaining options vest in equal annual installments of 50,000 options per year commencing on November 1, 2014. On January 1, 2014, Mr. Siraj Nour El-Ahmadi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.715 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in equal quarterly installments of 10,000 per quarter commencing on April 1, 2014.  On March 4, 2015, Mr. Siraj Nour El-Ahmadi received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.

(6)

During 2015 Mr. Lauro received $18,871 in cash and 12,040 shares of common stock as compensation for serving on our Operations Committee. On May 12, 2014, Mr. Lauro received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.763 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 12, 2015.  On March 4, 2015, Mr. Lauro received an option to purchase up to 50,000 shares of Company stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.

(7)

During 2015 Mr. Lebby received $15,581 in cash and 12,718 shares of common stock as compensation for serving on our Operations Committee. On August 26, 2015, Mr. Lebby received an option to purchase up to 200,000 shares of Company stock at an exercise price of $0.69 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on August 26, 2016.

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

The following table sets forth, as of March 17, 2016, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (3)	% of Class Owned (4)

Frederick J. Goetz, Jr. (2)	3,319,542	5.06%
Mary Goetz (2)	4,517,306	6.88%

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

(4)

Based on 65,591,629 shares of common stock outstanding on March 17, 2016. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan, or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 17, 2016, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)

Thomas E. Zelibor Chief Executive Officer, Principal Executive Officer and Chmn. of the Board of Directors	1,221,824	(5)	1.86%
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer and Director	1,578,400	(6)	2.40%
Andrew J. Ashton Senior Vice President, Secretary, and Director	2,981,667		4.54%
William C. Pickett, III Director	601,000	(7)	*
Joseph A. Miller, Jr. Director	356,800	(8)	*
Ronald A. Bucchi Director	567,400	(9)	*
Siraj Nour El-Ahmadi Director	280,000	(10)	*
George L. Lauro Director	257,727	(11)	*
Michael Lebby Director	96,468	(12)	*
Directors and Officers as a Group (9 Persons):	7,941,286		12.10%

———————

* Less than 1%.

(1)

In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 17, 2016.

(3)

Based on 65,591,629 shares of common stock outstanding on March 17, 2016. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 17, 2016, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 50,124 shares of common stock, an option to purchase up to 1,165,000 shares of common stock exercisable within 60 days from March 17, 2016 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 17, 2016.

(6)

Consists of 246,700 shares of common stock, an option to purchase up to 1,325,000 shares of common stock exercisable within 60 days from March 17, 2016, and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 17, 2016.

(7)

Consists of 21,000 shares of common stock and an option to purchase up to 580,000 shares of common stock exercisable within 60 days from March 17, 2016.

(8)

Consists of 13,400 shares of common stock, options to purchase up to 330,000 shares of common stock exercisable within 60 days from March 17, 2016 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 17, 2016.

(9)

Consists of 174,000 shares of common stock, an option to purchase up to 380,000 shares of common stock exercisable within 60 days from March 17, 2016 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 17, 2016. Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(10)

Consists of an option to purchase up to 280,000 shares of common stock exercisable within 60 days from March 17, 2016.

(11)

Consists of 27,727 shares of common stock and options to purchase up to 230,000 shares of common stock exercisable within 60 days from March 17, 2016.

(12)

Consists of 16,468 shares of common stock and an option to purchase up to 80,000 shares of common stock exercisable within 60 days from March 17, 2016.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board has reviewed each of the directors’ relationships with the Company in conjunction with Section 121 and Part 8 (Corporate Governance Requirements) of the listing standards of the NYSE Alternext US and has affirmatively determined that five of our directors, William C. Pickett, III, Joseph A. Miller, Jr. Ronald A. Bucchi, Siraj Nour El-Ahmadi, George L. Lauro, and Michael Lebby are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities. Three members of our Board of Directors, Thomas E. Zelibor, James S. Marcelli and Andrew J. Ashton, are not are independent directors pursuant to the standards described above.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2015 and 2014 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $54,400 for the year ended December 31, 2015; and $51,330 for the year ended December 31, 2014.

Audit-Related Fees.

Fees billed for the years ended December 31, 2015 and December 31, 2014 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2015 and $0 for the year ended December 31, 2014.

Tax Fees.

Fees billed for the year ended December 31, 2015 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2014 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2015 and December 31, 2014 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for year ended December 31, 2015 and 2014.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2015 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation filed June 8, 2015	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
10.1	Form of June 15, 2015 Subscription Agreement	Incorporated by reference to the Company's Form 8-K as filed with the SEC on June 15, 2015
10.2	Form of June 15, 2015 Warrant	Incorporated by reference to the Company's Form 8-K as filed with the SEC on June 15, 2015
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Director Agreement - Michael Lebby	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015
10.5	Statement Of Operations Committee Work	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015
10.6	Employee Agreement Amendment – Thomas E. Zelibor	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on November 16, 2015
10.7	Form of Regulation D Subscription Agreement	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 31, 2015
10.8	Form of Regulation S Subscription Agreement	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 31, 2015
10.9	Form of Regulation D Warrant	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 31, 2015
10.10	Form of Regulation S Warrant	Incorporated by reference to the Company's Form 8-K as filed with the SEC on December 31, 2015
10.11	Purchase Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.12	Registration Rights Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.13	Termination Agreement, dated as of February 1, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016

14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2013
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Zelibor	Chief Executive Officer, (Principal Executive Officer) Chmn. of the Board of Directors	March 18, 2016
Thomas E. Zelibor

/s/ James S. Marcelli	President, Chief Operating Officer, (Principal Financial Officer) Director	March 18, 2016
James S. Marcelli

/s/ Andrew J. Ashton	Senior Vice President & Secretary, Director	March 18, 2016
Andrew J. Ashton

/s/ Siraj Nour El-Ahmadi	Director	March 18, 2016
Siraj Nour El-Ahmadi

/s/ William C. Pickett, III	Director	March 18, 2016
William C. Pickett, III

/s/ Joseph A. Miller	Director	March 18, 2016
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 18, 2016
Ronald A. Bucchi

/s/ George L Lauro	Director	March 18, 2016
George L Lauro

/s/ Michael Lebby	Director	March 18, 2016
Michael Lebby

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Longmont, Colorado

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Lightwave Logic, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2015 and 2014 and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania

March 18, 2016

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,730,705	$3,165,940
Prepaid expenses and other current assets	264,491	128,227
	3,995,196	3,294,167

PROPERTY AND EQUIPMENT - NET	495,062	375,227

OTHER ASSETS
Intangible assets - net	619,767	610,029

TOTAL ASSETS	$5,110,025	$4,279,423

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$32,852	$178,165
Accounts payable and accrued expenses- related parties	5,069	10,323
Accrued expenses	65,036	33,353

TOTAL LIABILITIES	102,957	221,841

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized 65,237,879 and 58,381,854 issued and outstanding at December 31, 2015 and December 31, 2014	65,238	58,382
Additional paid-in-capital	46,541,251	40,753,189
Accumulated deficit	(41,599,421)	(36,753,989)

TOTAL STOCKHOLDERS' EQUITY	5,007,068	4,057,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,110,025	$4,279,423

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2015 AND 2014

	For the Year Ending
	December 31,
	2015	2014

NET SALES	$—	$2,500

COST AND EXPENSE
Research and development	2,825,099	2,849,620
General and administrative	2,020,582	1,546,064
	4,845,681	4,395,684

LOSS FROM OPERATIONS	(4,845,681)	(4,393,184)

OTHER INCOME (EXPENSE)
Interest income	249	249
Commitment fee	—	(16,862)

NET LOSS	$(4,845,432)	$(4,409,797)

Basic and Diluted Loss per Share	$(0.08)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	60,326,470	55,637,906

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2015 AND 2014

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2013	52,617,789	$52,618	$35,414,206	$(32,344,192)	$3,122,632

Common stock issued to institutional investor	1,063,648	1,065	1,035,083	—	1,036,148
Common stock issued for additional commitment shares	15,630	15	16,847	—	16,862
Common stock issued in private placement	4,207,600	4,207	3,135,793	—	3,140,000
Common stock issued for services	28,187	28	24,472	—	24,500
Exercise of options	35,000	35	10,965	—	11,000
Exercise of warrants	414,000	414	142,416	—	142,830
Options issued for services	—	—	824,726	—	824,726
Warrants issued for services	—	—	148,681	—	148,681
Net loss for the year ending December 31, 2014	—	—	—	(4,409,797)	(4,409,797)

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued in private placement	6,793,767	6,794	4,308,206	—	4,315,000
Common stock issued for services	62,258	62	48,901	—	48,963
Options issued for services	—	—	1,339,692	—	1,339,692
Warrants issued for services	—	—	91,263	—	91,263
Net loss for the year ending December 31, 2015	—	—	—	(4,845,432)	(4,845,432)

BALANCE AT DECEMBER 31, 2015	65,237,879	$65,238	$46,541,251	$(41,599,421)	$5,007,068

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2015 AND 2014

	For the Year Ending
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,845,432)	$(4,409,797)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	91,263	148,681
Stock options issued for services	1,339,692	824,726
Common stock issued for services and fees	48,963	41,362
Depreciation and amortization of patents	179,907	151,183
(Increase) decrease in assets
Prepaid expenses and other current assets	(136,264)	3,977
Increase (decrease) in liabilities
Accounts payable	(145,313)	112,755
Accounts payable and accrued expenses-related parties	(5,254)	(38,494)
Accrued expenses	31,683	25,404

Net cash used in operating activities	(3,440,755)	(3,140,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(29,577)	(81,350)
Purchase of equipment, furniture and leasehold improvements	(279,903)	(213,189)

Net cash used in investing activities	(309,480)	(294,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	4,315,000	3,140,000
Issuance of common stock, exercise of options and warrants	—	153,830
Issuance of common stock, institutional investor	—	1,036,148

Net cash provided by financing activities	4,315,000	4,329,978

NET INCREASE IN CASH AND CASH EQUIVALENTS	564,765	895,236

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,165,940	2,270,704

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,730,705	$3,165,940

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2015, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

Intangible Assets

Definite-lived intangible assets are stated at cost. Patents are amortized over their estimated useful lives, commencing from the date of grant for the remaining legal lives of the patents. The patents generally have a term of up to 20 years from the date of filing of the earliest related patent application. When certain patent applications are abandoned by the Company for claims that are covered by patents already granted to the Company, the cost of patent applications are removed from the accounts and the resulting expense is reflected in the statement of operations.

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

DECEMBER 31, 2015 AND 2014

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

Recently Adopted Accounting Pronouncements

As of December 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $3,290,000. Based upon the current cash position and expenditures of approximately $290,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through January 2017. In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a Registration Rights Agreement with the institutional investor whereby the Company filed a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2015	2014

Office equipment	$51,323	$51,322
Lab equipment	722,555	544,858
Furniture	26,028	18,782
Leasehold improvements	231,859	136,900
	1,031,765	751,862
Less: Accumulated depreciation	536,703	376,635

	$495,062	$375,227

Depreciation expense for the years ending December 31, 2015 and 2014 was $160,068 and $136,322.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over the remaining legal life and Chromophore patent granted by the Australian Patent Office in November 2012 which is amortized over the remaining legal life. Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company. Patent applications abandoned have been written off at full capitalized cost. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.

Patents consists of the following:

	December 31,
	2015	2014

Patents	$690,162	$660,586
Less: Accumulated amortization	70,395	50,557

	$619,767	$610,029

Amortization expense for the years ending December 31, 2015 and 2014 was $19,839 and $14,861. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the years ending December 31, 2015 and 2014 were $0.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5 – COMMITMENTS

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

DECEMBER 31,	AMOUNT

2016	$64,886
2017	48,817
2018	50,274
2019	6,307
TOTAL	$170,284

Rent expense approximating $104,724 and $18,347 is included in research and development and general and administrative expenses for the year ended December 31, 2015. The rent expense for the year ended December 31, 2014 is approximating $98,501 and $12,777 and is included in research and development and general and administrative expenses.

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2015	2014

Current	$(1,468,000)	$(1,582,000)
Deferred	346,000	(211,000)
Change in valuation allowance	1,122,000	1,793,000

	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2015		2014

	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(1,647,000)	(34)	$(1,503,000)	(34)
State tax, net of federal tax effect	(436,000)	(9)	(398,000)	(9)
Non-deductible share-based compensation	961,000	20	91,000	2
Other non-deductible	—	—	17,000	—
Change in valuation allowance	1,122,000	23	1,793,000	41

	$—	—	$—	—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 6 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014

Deferred tax asset for NOL carryforwards	$13,043,000	$11,574,000
Share-based compensation	3,217,000	3,564,000
Accrued expenses	—	—
Valuation allowance	(16,260,000)	(15,138,000)

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $16,260,000 and $15,138,000, respectively. The change in the total valuation for the years ended December 31, 2015 and 2014 was an increase of $1,122,000 and $1,793,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2015, the Company had net operating loss carry forwards of approximately $30,332,000, expiring through the year ending December 31, 2035. This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2015, the Company had no unrecognized tax benefits and no charge during 2015, and accordingly, the Company did not recognize any interest or penalties during 2015 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2015.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Common Stock and Warrants

During November 2007, under the 2007 Employee Stock Option Plan, the Company issued options to purchase 1,752,000 shares of common stock at a purchase price of $0.72 per share. The options expire in 5 years with 146,000 shares vesting each quarter from date of grant. During 2008, an option to purchase 750,000 shares of common stock, of which 125,000 shares were vested, forfeited. In November 2012, the remaining options were extended to November 2014. In October 2014, the remaining options were extended to November 2016. The incremental increase in fair value of the modified options was $245,082 using the Black-Scholes Option Pricing Formula which was expensed immediately. As of December 31, 2015, the options to purchase the remaining 1,002,000 shares of common stock are still outstanding.

In January 2008, under the 2007 Employee Stock Option Plan, the Company issued an option to purchase 100,000 shares of common stock at a purchase price of $0.72 per share, vesting 25,000 immediately and the remaining in annual equal installments of 25,000. In November 2012, the option was extended to January 2015. In October 2014, the option was extended to January 2017. The incremental increase in fair value of the modified options was $21,462 using the Black-Scholes Option Pricing Formula which was expensed immediately. As of December 31, 2015, the option to purchase 100,000 shares of common stock is still outstanding.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In November 2010, the board of directors approved a grant to three outside directors of options to purchase up to 300,000 shares of common stock at a purchase price of $1.00 per share. These options were granted on December 13, 2010, vesting 75,000 on December 13, 2010 and the remaining in equal annual installments of 75,000 over the next three years commencing November 4, 2011. In July 2015, the options to purchase 200,000 shares of common stock were cancelled. In September 2015, options to purchase 100,000 shares of common stock were extended for 5 years. The incremental increase in fair value of the modified options was $33,393, using the Black-Scholes Option Pricing Formula, and was expensed immediately. As of December 31, 2015, the remaining options to purchase 100,000 shares of common stock are still outstanding.

In January 2011, the Company issued a warrant to a related party to purchase 10,000 shares of common stock for legal services at an exercise price of $1.25 per share. Using the Black-Scholes Option Pricing Formula, the warrants were valued at $10,453, fair value. These warrants expire in 3 years and vest immediately. For the years ending December 31, 2015 and 2014, the Company recognized $0 and $0 of expense. In January 2014, the warrant to purchase 10,000 shares of common stock forfeited.

In August 2012, the board of directors approved a grant to a new employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.925 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $74,486, fair value. The option expires in 5 years with 12,500 vesting every 3 months from date of grant. The option is expensed over the vesting terms. For the years ending December 31, 2015 and 2014, the Company recognized $0 and $3,012 of net expense. In February 2014, the option to purchase 25,000 shares of common stock forfeited. In May 2014, the option to purchase 75,000 shares of common stock forfeited.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2013, the board of directors approved a grant to a new employee of an option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $6,551 and $40,539 of expense. In November 2015, the options to purchase 75,000 shares of common stock forfeited.

In May 2013, the board of directors approved a grant to a new employee of an option to purchase up to 10,000 shares of common stock at a purchase price of $1.03 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $9,574, fair value. The option expires in 10 years with 1,250 vesting quarterly from date of grant. The option is expensed over the vesting terms. In December 2013, the option to purchase 7,500 shares of common stock forfeited. For the year ending December 31, 2015 and 2014, the Company recognized a net expense of $0. In March 2014, the options to purchase 2,500 shares of common stock forfeited.

In May 2013, the board of directors approved a grant to an employee of an option to purchase up to 100,000 shares of common stock at a purchase price of $1.00 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $80,824, fair value. The option expires in 10 years with 25,000 vesting August 1, 2013, October 1, 2013 and quarterly thereafter. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $20,425 of expense. As of December 31, 2015, options to purchase 100,000 shares of common stock are still outstanding.

In June 2013, the Company signed a Purchase Agreement and Registration Rights Agreement with an institutional investor to sell up to $20,000,000 of common stock. Under the agreement subject to certain conditions and at the Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in the Company's common stock over a 30-month period. The Company filed the registration statement with the U.S. Securities and Exchange Commission in September 2013. The institutional investor is obligated to make purchases as the Company directs in accordance with the agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of the Company's common stock immediately preceding the sales to the institutional investor. The Company issued 200,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $170,000, fair value and 400,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During June 2013 through December 2015, the institutional investor purchased 1,563,648 shares of common stock for proceeds of $1,514,647 and the Company issued 23,272 shares of common stock as additional commitment fee, valued at $24,745, fair value, leaving 376,728 in reserve for additional commitment fees. For the year ending December 31, 2015, the institutional investor did not purchase shares of common stock and the Company did not issue shares of common stock as additional commitment fee. For the year ending December 31, 2014, the institutional investor purchased 1,063,648 shares of common stock for proceeds of $1,036,148 and the Company issued 15,630 shares of common stock as additional commitment fee, valued at $16,862, fair value. On February 1, 2016, the Company and the institutional investor entered into an Agreement to terminate the Purchase Agreement and Registration Rights Agreement dated June 6, 2013.

During July 2013, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.90 per share for accounting services rendered commencing July 1, 2013. The warrant was valued at $48,915 using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting each month for the first eleven months and 8,337 vesting the twelfth month from date of grant. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $24,257 of expense. As of December 31, 2015, warrant to purchase 100,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During August 2013, the Company issued an option to an employee to purchase 25,000 shares of common stock at a purchase price of $0.84 per share. The option was valued at $17,852 using the Black-Scholes Option Pricing Formula. The option expires in ten years and vests immediately. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $0 of expense. As of December 31, 2015, the option to purchase 25,000 shares of common stock is still outstanding.

During August 2013, the Company issued an option to a director to purchase 50,000 shares of common stock at a purchase price of $0.84 per share. The option was valued at $35,704 using the Black-Scholes Option Pricing Formula, vesting 20,000 options immediately and 10,000 options vesting in three equal quarterly installments commencing October 1, 2013. The option expires in ten years. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $7,219 of expense. As of December 31, 2015, the option to purchase 50,000 shares of common stock is still outstanding.

In October 2013, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013. The option was valued at $174,106 using the Black-Scholes option pricing model. The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $43,527 and $43,527 of expense. As of December 31, 2015, the option to purchase 200,000 shares of common stock is still outstanding.

In December 2013, the board of directors approved a grant to a senior advisor effective January 2014 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $53,313, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $53,313 of expense. As of December 31, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

In January 2014, the Company issued options to the Company’s 4 independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.715 per share. The options were each valued at $29,440, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $117,760 of expense. As of December 31, 2015, the options to purchase 200,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $11,652 and $10,100 of expense. As of December 31, 2015, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $29,192 and $24,829 of expense. As of December 31, 2015, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $19,427 and $16,164 of expense. As of December 31, 2015, the options to purchase 50,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, the Company issued options to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $24,183 and $47,975 of expense. In August 2015, options to purchase 31,250 shares of common stock forfeited. In November 2015, the remaining options to purchase 93,750 shares of common stock forfeited.

In March 2014, the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $60 and $22,162 of expense. As of December 31, 2015, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement. The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $80 and $29,550 of expense. As of December 31, 2015, the options to purchase 40,000 shares of common stock are still outstanding.

In March 2014, the Company issued warrants to purchase 100,000 shares of common stock for consulting services at an exercise price of $0.92 per share. The warrants were valued at $66,936, fair value, using the Black-Scholes Option Pricing Formula. The warrants expire in 5 years vesting 25,000 immediately with the remaining 75,000 vesting in monthly equal installments of 7,500 commencing April 1, 2014. The warrants are expensed over the vesting terms. In October 2014, warrants to purchase 22,500 shares of common stock forfeited. For the year ending December 31, 2015 and 2014, the Company recognized $0 and $39,061 of expense. As of December 31, 2015, the warrants to purchase 77,500 shares of common stock are still outstanding.

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $30,628 and $50,264 of expense. As of December 31, 2015, the options to purchase 200,000 shares of common stock are still outstanding.

During June 2014 through August 2014, the Company issued 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock expiring five years from the date of purchase, for proceeds of $3,140,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. The warrants to purchase 2,103,800 shares of common stock at $1.00 per share are still outstanding as of December 31, 2015. The warrants to purchase 2,103,800 shares of common stock at $1.25 per share are still outstanding as of December 31, 2015. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants. On September 9, 2014 the Company filed the Registration Statement on Form S-1 which became effective on September 17, 2014.

During 2015 and 2014 the Company issued 12,040 shares and 15,687 shares, respectively, with a fair value of $24,000, to a director serving as a member of the Company’s Operations Committee. For the year ending December 31, 2015 and 2014, the Company recognized $10,000 and $14,000 of expense.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During July 2014, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.95 per share for accounting services rendered commencing July 1, 2014. The warrant was valued at $53,288, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting immediately, 8,333 vesting per month on the first day of the next ten months and 8,337 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2015 and 2014, the Company recognized $21,238 and $32,050 of expense. As of December 31, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

Effective August 21, 2014, the number of shares of the Company’s common stock available for issuance under the 2007 Employee Stock plan was increased from 8,000,000 to 10,000,000 shares.

During 2015 and 2014 the Company issued 37,500 shares and 12,500 shares, respectively, with a fair value of $41,075, to a firm for investor relations services. For the year ending December 31, 2015 and 2014, the Company recognized $30,575 and $10,500 of expense.

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $46,576, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $46,576 of expense. As of December 31, 2015, the warrants to purchase 100,000 shares of common stock are still outstanding.

In December 2014, the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $7,362 of expense. As of December 31, 2015, the options to purchase 15,000 shares of common stock are still outstanding.

In March 2015, the Company issued options to the Company’s five independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. The options were each valued at $24,901, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $124,505 of expense. As of December 31, 2015, the options to purchase 250,000 shares of common stock are still outstanding.

In March 2015, the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $1,231 of expense. As of December 31, 2015, the options to purchase 2,500 shares of common stock are still outstanding.

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During May 2015 through June 2015, the Company issued 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock expiring five years from the date of purchase, for proceeds of $1,915,000 in accordance to a private placement memorandum as amended on May 27, 2015. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $100,000 per unit, with each unit comprised of 147,060 shares and a warrant to purchase 73,530 shares of common stock at $0.85 per share and a warrant to purchase 73,530 shares of common stock at $1.02 per share. The warrants to purchase 1,408,102 shares of common stock at $0.85 per share are still outstanding as of December 31, 2015. The warrants to purchase 1,408,097 shares of common stock at $1.02 per share are still outstanding as of December 31, 2015. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

During July 2015, under the 2007 Employee Stock Option Plan, the Company issued to employees and a director options to purchase 2,100,000 shares of common stock at a purchase price of $0.70 per share. The options were valued at $931,284, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest immediately. The options are expensed over the vesting terms. All the options issued replaced options that either expired or were canceled. For the year ending December 31, 2015, the Company recognized $931,284 of expense. As of December 31, 2015, the options to purchase 2,100,000 shares of common stock are still outstanding.

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $46,897, fair value at December 31, 2015, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2015, the Company recognized $23,449 of expense. As of December 31, 2015, the warrants to purchase 125,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $12,727 of expense. As of December 31, 2015, the options to purchase 50,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to three employees to purchase 75,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $32,734, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 15,000 immediately and the remaining in equal quarterly installments of 15,000 over the next four quarters. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $15,582 of expense. As of December 31, 2015, the options to purchase 75,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $30,518 of expense. As of December 31, 2015, the options to purchase 200,000 shares of common stock are still outstanding.

During 2015 the Company issued 12,718 shares, with a fair value of $8,387, to a director serving as a member of the Company’s Operations Committee. For the year ending December 31, 2015, the Company recognized $8,387 of expense. During January 2016 and February 2016, the Company issued 3,750 and 3,330 additional shares of common stock valued at $2,000 and $2,000.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $1,782 of expense. As of December 31, 2015, the options to purchase 35,000 shares of common stock are still outstanding.

During November 2015, under the 2007 Employee Stock Option Plan, the Company granted options effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The options expire November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 options commencing April 1, 2016. The options were valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The options will be expensed over the vesting terms.

During November 2015 through December 2015, the Company issued 3,977,568 shares of common stock and warrants to purchase 3,977,568 shares of common stock expiring five years from the date of purchase, for proceeds of $2,400,000 in accordance to a private placement memorandum as amended on November 10, 2015. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 82,866 shares and a warrant to purchase 82,866 shares of common stock at $0.80 per share. The warrants to purchase 3,977,568 shares of common stock at $0.80 per share are still outstanding as of December 31, 2015. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2015 and 2014: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 75% to 79% in 2015 and between 70.25% to 109% in 2014, risk-free interest rate between 1.44% to 1.70% in 2015 and between 0.58% to 2.08% in 2014 and expected option life of 5 to 5.75 years in 2015 and 2.13 to 7.25 years in 2014.

As of December 31, 2015, there was $209,618 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2018.

The following tables summarize all stock option and warrant activity of the Company during the year ended December 31, 2015 and 2014:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2013	7,146,000	$0.25 - $1.75	$1.16
Granted	5,257,600	$0.72 - $1.25	$1.07
Expired	(10,000)	$1.25	$1.25
Forfeited	(125,000)	$0.92 - $1.03	$0.93
Exercised	(449,000)	$0.25 - $0.345	$0.34
Outstanding, December 31, 2014	11,819,600	$0.25 - $1.75	$1.15

Granted	9,746,267	$0.67 - $1.02	$0.81
Expired	(2,837,500)	$1.00 - $1.75	$1.52
Forfeited	(200,000)	$0.92 - $1.16	$1.01
Exercised	—
Outstanding, December 31, 2015	18,528,367	$0.63 - $1.69	$0.92
Exercisable, December 31, 2015	18,006,488	$0.63 - $1.69	$0.92

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2015 was $0. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.585 for our common stock on December 31, 2015. The total intrinsic value of options and warrants exercised during the year ended December 31, 2014 was $232,139. No options or warrants were exercised during 2015.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2015	Contractual Life	Warrants Currently Exercisable

$0.63 - $1.69	18,006,488	4.86 Years	$0.92

NOTE 9 – RELATED PARTY

At December 31, 2015 the Company had a legal accrual to related party of $1,420 and travel and office expense accruals of officers in the amount of $3,649. At December 31, 2014 the Company had a legal accrual to related party of $8,258 and travel and office expense accruals of officers in the amount of $1,144.

NOTE 10 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. There were no contributions charged to expense in 2015 and 2014.

NOTE 11 – SUBSEQUENT EVENTS

In December 2015, the board of directors approved a grant to a senior advisor effective January 1, 2016 of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $44,868, fair value. The warrant expires in 5 years and vests 31,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. The warrant is expensed over the vesting terms.

In February 2016, the Company issued options to the Company’s six independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The options were each valued at $21,475 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2016. The options are expensed over the vesting terms.

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a Registration Rights Agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on February 16, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The new Purchase Agreement provides more flexibility for the Company than the previous 2013 Purchase Agreement which was terminated on February 1, 2016.