Form 10-Q
period 2016-03-31
Lightwave Logic, Inc.
filed 2016-05-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of May 16, 2016 was 65,601,501.

i

Forward-Looking Statements

This report on Form 10-Q contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," “continuing,” “ongoing,” "strategy," "future," "likely," "may," "should," “could,” "will" and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding expected operating results, such as anticipated revenue; anticipated levels of capital expenditures for our current fiscal year; our belief that we have sufficient liquidity to fund our business operations during the next 12 months; strategy for gaining customers, growth, product development, market position, financial results and reserves.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,021,734	$3,730,705
Prepaid expenses and other current assets	120,399	264,491
	3,142,133	3,995,196

PROPERTY AND EQUIPMENT - NET	470,438	495,062

OTHER ASSETS
Intangible assets - net	626,244	619,767

TOTAL ASSETS	$4,238,815	$5,110,025

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$84,338	$32,852
Accounts payable and accrued expenses- related parties	14,132	5,069
Accrued expenses	30,751	65,036

TOTAL LIABILITIES	129,221	102,957

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized 65,598,161 and 65,237,879 issued and outstanding at March 31, 2016 and December 31, 2015	65,598	65,238
Additional paid-in-capital	46,940,627	46,541,251
Accumulated deficit	(42,896,631)	(41,599,421)

TOTAL STOCKHOLDERS' EQUITY	4,109,594	5,007,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,238,815	$5,110,025

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2016	2015

NET SALES	$—	$—

COST AND EXPENSE
Research and development	603,263	645,206
General and administrative	456,048	420,246
	1,059,311	1,065,452

LOSS FROM OPERATIONS	(1,059,311)	(1,065,452)

OTHER INCOME (EXPENSE)
Interest income	66	61
Commitment fee	(237,965)	—

NET LOSS	$(1,297,210)	$(1,065,391)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	65,483,907	58,393,367

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2016

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2015 (AUDITED)	65,237,879	$65,238	$46,541,251	$(41,599,421)	$5,007,068

Common stock issued for services	360,282	360	243,605	—	243,965
Options issued for services	—	—	132,056	—	132,056
Warrants issued for services	—	—	23,715	—	23,715
Net loss for the three months ending March 31, 2016	—	—	—	(1,297,210)	(1,297,210)

BALANCE AT MARCH 31, 2016 (UNAUDITED)	65,598,161	$65,598	$46,940,627	$(42,896,631)	$4,109,594

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

 (UNAUDITED)

	For the Three Months Ending
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,297,210)	$(1,065,391)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	23,715	27,673
Stock options issued for services	132,056	143,272
Common stock issued for services and fees	243,965	21,250
Depreciation and amortization of patents	49,431	40,461
(Increase) decrease in assets
Prepaid expenses and other current assets	144,092	14,021
Increase (decrease) in liabilities
Accounts payable	51,486	70,257
Accounts payable and accrued expenses-related parties	9,063	16,008
Accrued expenses	(34,285)	32,950

Net cash used in operating activities	(677,687)	(699,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(10,450)	(3,927)
Purchase of property and equipment	(20,834)	(123,665)

Net cash used in investing activities	(31,284)	(127,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, exercise of options and warrants	—	—
Issuance of common stock, institutional investor	—	—

Net cash provided by financing activities	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(708,971)	(827,091)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,730,705	3,165,940

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,021,734	$2,338,849

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2015 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2016 may not be indicative of operating results expected for the full year.

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

Loss Per Share

The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2016 and 2015, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Recently Adopted Accounting Pronouncements

As of March 31, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception.  The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock.  The Company currently has a cash position of approximately $2,660,000.  Based upon the current cash position and expenditures of approximately $290,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through January 2017.  In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock.  A Registration Statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016.  Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015

Office equipment	$52,488	$51,323
Lab equipment	742,224	722,555
Furniture	26,028	26,028
Leasehold Improvements	231,859	231,859
	1,052,599	1,031,765
Less: Accumulated depreciation	582,161	536,703

	$470,438	$495,062

Depreciation expense for the three months ending March 31, 2016 and 2015 was $45,458 and $36,746.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Patents consists of the following:

	March 31, 2016	December 31, 2015

Patents	$700,612	$690,162
Less: Accumulated amortization	74,368	70,395

	$626,244	$619,767

Amortization expense for the three months ending March 31, 2016 and 2015 was $3,973 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months ending March 31, 2016 and 2015 were $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2016 and 2014 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2016. The Company did not recognize any interest or penalties during 2016 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants

In October 2013, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013. The option was valued at $174,106 using the Black-Scholes option pricing model. The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013. The option is expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $43,527 and $43,527 of expense. For the three months ending March 31, 2016, the Company recognized $10,852 of expense. As of March 31, 2016, the option to purchase 200,000 shares of common stock is still outstanding.

In March 2014, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $11,652 and $10,100 of expense. For the three months ending March 31, 2016, the Company recognized $1,552 of expense. As of March 31, 2016, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $29,192 and $24,829 of expense. For the three months ending March 31, 2016, the Company recognized $4,363 of expense. As of March 31, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $19,427 and $16,164 of expense. For the three months ending March 31, 2016, the Company recognized $3,331 of expense. As of March 31, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

In May 2014, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the year ending December 31, 2015 and 2014, the Company recognized $30,628 and $50,264 of expense. For the three months ending March 31, 2016, the Company recognized $7,636 of expense. As of March 31, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $46,897, fair value at December 31, 2015, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2015, the Company recognized $23,449 of expense. For the three months ending March 31, 2016, the Company recognized $12,116 of expense. As of March 31, 2016, the warrants to purchase 125,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $12,727 of expense. For the three months ending March 31, 2016, the Company recognized $4,990 of expense. As of March 31, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to three employees to purchase 75,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $32,734, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 15,000 immediately and the remaining in equal quarterly installments of 15,000 over the next four quarters. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $15,582 of expense. For the three months ending March 31, 2016, the Company recognized $6,528 of expense. As of March 31, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $30,518 of expense. For the three months ending March 31, 2016, the Company recognized $5,648 of expense. As of March 31, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting terms. For the year ending December 31, 2015, the Company recognized $1,782 of expense. For the three months ending March 31, 2016, the Company recognized $2,046 of expense. As of March 31, 2016, the options to purchase 35,000 shares of common stock are still outstanding.

During November 2015, under the 2007 Employee Stock Option Plan, the Company granted options effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The options expire November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 options commencing April 1, 2016. The options were valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting terms. For the three months ending March 31, 2016, the Company recognized $8,232 of expense. As of March 31, 2016, the options to purchase 100,000 shares of common stock are still outstanding.

In December 2015, the board of directors approved a grant to a senior advisor effective January 1, 2016 of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $44,868, fair value. The warrant expires in 5 years and vests 31,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. The warrant is expensed over the vesting terms. For the three months ending March 31, 2016, the Company recognized $11,599 of expense. As of March 31, 2016, the warrant to purchase 125,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a Registration Rights Agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on February 16, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement.

In February 2016, the Company issued options to the Company’s six independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The options were each valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2016. The options are expensed over the vesting terms. For the three months ending March 31, 2016, the Company recognized $76,878 of expense. As of March 31, 2016, the options to purchase 300,000 shares of common stock are still outstanding.

For the three months ending March 31, 2016 the Company issued 10,282 shares, with a fair value of $6,000, to a director serving as a member of the Company’s Operations Committee commencing August 2015. For the three months ending March 31, 2016, the Company recognized $6,000 of expense. During April 2016, the Company issued 3,340 additional shares of common stock valued at $2,000.

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2016: no dividend yield, expected volatility, based on the Company’s historical volatility, 74% to 78%, risk-free interest rate 1.39 to 1.80% and expected option life of 5 to 5.4 years.

As of March 31, 2016, there was $262,726 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2018.

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2016:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2015	18,528,367	$0.63 - $1.69	$0.92

Granted	525,000	$0.60 - $0.86	$0.70
Expired	(35,000)	$1.00	$1.00
Forfeited
Exercised

Outstanding, March 31, 2016	19,018,367	$0.60 - $1.69	$0.91

Exercisable, March 31, 2016	18,271,486	$0.60 - $1.69	$0.92

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 7 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2016 was $125. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.6025 for our common stock on March 31, 2016. No options or warrants were exercised during the three month period ending March 31, 2016.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2016	Contractual Life	Warrants Currently Exercisable

$0.60 - $1.69	18,271,486	4.73 Years	$0.92

NOTE 8 – RELATED PARTY

At March 31, 2016 the Company had a legal accrual to a related party of $13,700 and travel and office expense accruals of officers in the amount of $432. At December 31, 2015 the Company had a legal accrual to related party of $1,420 and travel and office expense accruals of officers in the amount of $3,649.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $5,000 was charged to expense and accrued for the three months ending March 31, 2016 to all eligible non-executive participants. There were no contributions charged to expense in 2015.

NOTE 10 – SUBSEQUENT EVENTS

In May 2016, the Company issued an option to an independent director to purchase 200,000 shares of common stock at a purchase price of $0.60 per share.  The option was valued at $67,376 using the Black-Scholes Option Pricing Formula.  The option expires in 10 years vesting immediately.  The option is expensed over the vesting terms.

In May 2016, the board of directors approved a grant to a new employee of an option to purchase up to 5,000 shares of common stock at a purchase price of $0.60 per share.  Using the Black-Scholes Option Pricing Formula, the option was valued at $1,738, fair value. The option expires in 10 years and vests 625 on August 4, 2016 and the remaining in equal quarterly installments of 625 over the next 21 months.  The option is expensed over the vesting terms.

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

Some of our more significant milestones that we achieved during 2014-2016 include:

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

In October 2014 we submitted an order with Reynard Corporation to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of our organic electro-optical polymers, which we received in early November 2014 and performance tested throughout December 2014. In May, 2015, we subsequently decided to eliminate this product from our commercial development plans due to its limited commercial value, low speed characteristics, difficulty to mass-produce and limited ability to integrate with existing architectures.  In lieu of this development program, a commercially viable prototype ridge waveguide modulator program was started to replace the bleached waveguide development.  We believe that the ridge waveguide modulator represents a viable telecom device opportunity for the Company that does not have the inherent limitations seen in bleached waveguide structures.

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

Additionally, in August 2015, we completed 500+ hours of photochemical stability testing of our material candidates by exposing them to the visible light spectrum. The data collected indicated no discernible change in the chemical structures in an oxygen free environment.  An accepted industry standard is 2,000 hours. This stability testing was begun to help us understand more clearly the processing and manufacturing requirements of our future commercial products, and provide initial assurances to expect the same results as we move these materials into actual photonic device structures.

In October 2015, we successfully surpassed 2,000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material; and, in January 2016, we successfully surpassed 4,000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material.  These photochemical stability test results, along with the thermal stability at 110°C, should enable the Company to demonstrate that organic polymers can compete head-to-head with inorganic crystalline legacy telecom and datacom devices which currently provide the backbone for the entire infrastructure that converts almost incalculable amounts of electronic (binary) data into pulses of light and back on a daily basis.

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

In April 2016, we successfully achieved modulation of light in our first in-house all-polymer ridge waveguide modulator prototype. This important step towards commercialization proved that our proprietary organic polymer systems could modulate light in an in-house designed and produced ridge waveguide modulator.  We expect this significant achievement to eventually lead to high-speed, low input voltage modulators capable of penetrating the current market.  We are still testing and modifying the poling profiles in prototype devices to duplicate the results seen in previous Teng Mann R33 material testing.

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

We ultimately intend to use our next-generation electro-optic polymer material systems and non-linear all-optical polymer material systems for future applications vital to the following industries. We expect to create specific materials for each of these applications as appropriate:

•

Cloud computing and data centers

•

Telecommunications/data communications

•

Backplane optical interconnects

•

Photovoltaic cells

•

Medical applications

•

Satellite reconnaissance

•

Navigation systems

•

Radar applications

•

Optical filters

•

Spatial light modulators

•

All-optical switches

In an effort to maximize our future revenue stream from our electro-optic polymer material systems and non-linear all-optical polymer material systems, our business model anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product applications; (ii) joint venture relationships with significant industry leaders; (iii) the production and direct sale of our own photonic device components; or (iv) the vertical integration of our modulator into a transceiver device. Our objective is to be a leading provider of proprietary technology and know-how in the photonic device markets. In order to meet this objective, subject to successful testing of our technology and having available financial resources, we intend to:

•

Develop electro-optic polymer material systems and non-linear all-optical polymer material systems and photonic devices;

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

Results of Operations

Comparison of three months ended March 31, 2016 to three months ended March 31, 2015

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2016 and March 31, 2015. The Company is in various stages of material and photonic device development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,059,311 and $1,065,452 for the three months ended March 31, 2016 and 2015, respectively, for a decrease of $6,141. This decrease in operating expenses was due primarily to decreases in outsourced testing and product development expenses, research and development non-cash stock option and warrant amortization and research and development travel expenses offset by increases in research and development consulting fees, salaries and wages, legal expenses and laboratory materials and supplies.

Included in our operating expenses for the three months ended March 31, 2016 was $603,263 for research and development expenses compared to $645,206 for the three months ended March 31, 2015, for a decrease of $41,943.  Outsourced testing and prototype development were brought in-house with the completion of the Company’s clean room and optical testing operations.  The decrease in research and development expenses is primarily due to decreases in outsourced testing and product development expenses, non-cash stock option and warrant amortization and travel expenses offset by increases in consulting fees, salaries and wages and laboratory materials and supplies.

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

Laboratory material testing expense and electro-optic device development decreased $88,932 from $113,649 for the three months ended March 31, 2015 to $24,717 for the three months ended March 31, 2016.

Research and development non-cash stock option amortization decreased $16,032 from $103,568 for the three months ended March 31, 2015 to $87,536 for the three months ended March 31, 2016.

Travel expenses decreased $6,120 from $19,556 for the three months ended March 31, 2015 to $13,436 for the three months ended March 31, 2016.

Consulting expenses increased $32,759 from $22,594 for the three months ended March 31, 2015 to $55,353 for the year ended March 31, 2016.

Wages and salaries with fringe benefits increased $24,571 from $259,222 for the three months ended March 31, 2015 to $283,793 for the three months ended March 31, 2016.

Laboratory materials and supplies increased $6,766 from $40,921 for the three months ended March 31, 2015 to $47,687 for the three months ended March 31, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $35,802 to $456,048 for the three months ended March 31, 2016 compared to $420,246 for the three months ended March 31, 2015. The increase is due primarily to increases in salaries and wages and legal expenses.

General and Administrative wages and salaries increased $21,261 from $111,374 for the three months ended March 31, 2015 to $132,635 for the three months ended March 31, 2016.

Legal fees increased $11,517 to $54,811 for the three months ending March 31, 2016 from $43,294 for the three months ended March 31, 2015.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other income (expense) increased ($237,960) to ($237,899) for the three months ended March 31, 2016 from $61 for the three months March 31, 2015, relating primarily to the initial commitment fee associated with the 2016 purchase agreement with an institutional investor.

Net Loss

Net loss was $1,297,210 and $1,065,391 for the three months ended March 31, 2016 and 2015, respectively, for an increase of $231,819, due primarily to increases in commitment fee associated with the 2016 purchase agreement with an institutional investor, research and development consulting fees, salaries and wages, legal expenses and laboratory materials and supplies offset by decreases in outsourced testing and product development expenses, research and development non-cash stock option and warrant amortization and research and development travel expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2015. See our Note 1 in our unaudited financial statements for the three months ended March 31, 2016 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the three months ended March 31, 2016, net cash used in operating activities was $677,687 and net cash used in investing activities was $31,284, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2016 was $0.  At March 31, 2016, our cash and cash equivalents totaled $3,021,734, our assets totaled $4,238,815, our liabilities totaled $129,221, and we had stockholders’ equity of $4,109,594.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $3,480,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2016.

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

On January 29, 2016, we signed a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. In April 2016 our registration statement became effective, which registered for resale by Lincoln Park under the purchase agreement 5,000,000 shares of our common stock, 350,000 of which have already been issued as a commitment fee and 4,650,000 of which may be sold by us to Lincoln Park during the term of the purchase agreement. Pursuant to the purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the three months ended March 31, 2016

Net cash used in operating activities was $677,687 for the three months ended March 31, 2016, primarily attributable to the net loss of $1,297,210 adjusted by $23,715 in warrants issued for services, $132,056 in options issued for services, $243,965 in common stock issued for services, $49,431 in depreciation expenses and patent amortization expenses, $144,092 in prepaid expenses and $26,264 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $31,284 for the three months ended March 31, 2016, consisting of $10,450 in cost for intangibles and $20,834 in asset additions primarily for the new lab facility.

Net cash provided by financing activities was $0 for the three months ended March 31, 2016.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2016 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

January 2016	Warrant – right to buy 125,000 shares of common stock at $0.60 per share issued for services.
February 2016	Option – right to buy 50,000 shares of common stock at $0.68 per share issued for services.
Jan. –March 2016	Common Stock – 10,282 shares of common stock at average price of $0.583 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Purchase Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.2	Registration Rights Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.3	Termination Agreement, dated as of February 1, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  May 16, 2016

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  May 16, 2016