Form 10-Q
period 2016-09-30
Lightwave Logic, Inc.
filed 2016-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s Common Stock outstanding as of November 14, 2016 was 67,561,240.

TABLE OF CONTENTS

			Page

Part I	Financial Information

	Item 1	Financial Statements	1

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Item 4	Controls and Procedures	25

Part II	Other Information

	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 6	Exhibits	26

		Signatures	27

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

ii

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,302,076	$3,730,705
Prepaid expenses and other current assets	167,479	264,491
	2,469,555	3,995,196

PROPERTY AND EQUIPMENT - NET	440,271	495,062

OTHER ASSETS
Intangible assets - net	650,648	619,767

TOTAL ASSETS	$3,560,474	$5,110,025

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$119,928	$32,852
Accounts payable and accrued expenses- related parties	7,951	5,069
Accrued expenses	85,345	65,036

TOTAL LIABILITIES	213,224	102,957

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized; No shares issued or outstanding	—	—
Common stock, $0.001 par value, 250,000,000 authorized; 67,048,161 and 65,237,879 issued and outstanding at September 30, 2016 and December 31, 2015	67,048	65,238
Additional paid-in-capital	48,181,541	46,541,251
Accumulated deficit	(44,901,339)	(41,599,421)

TOTAL STOCKHOLDERS' EQUITY	3,347,250	5,007,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,560,474	$5,110,025

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2016	2015	2016	2015

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	589,038	1,047,963	1,784,871	2,312,662
General and administrative	354,288	881,961	1,257,096	1,735,053
	943,326	1,929,924	3,041,967	4,047,715

LOSS FROM OPERATIONS	(943,326)	(1,929,924)	(3,041,967)	(4,047,715)

OTHER INCOME (EXPENSE)
Interest income and other income	62	63	191	187
Commitment fee	(22,177)	—	(260,142)	—

NET LOSS	$(965,441)	$(1,929,861)	$(3,301,918)	$(4,047,528)

Basic and Diluted Loss per Share	$(0.01)	$(0.03)	$(0.05)	$(0.07)

Basic and Diluted Weighted Average Number of Shares	66,159,280	61,247,805	65,816,072	59,736,654

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2016

(UNAUDITED)

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2015 (AUDITED)	65,237,879	$65,238	$46,541,251	$(41,599,421)	$5,007,068

Common stock issued to institutional investor	1,400,000	1,400	962,800	—	964,200
Common stock issued for additional commitment shares	381,338	381	259,760	—	260,141
Common stock issued for services	28,944	29	17,972	—	18,001
Options issued for services	—	—	325,954	—	325,954
Warrants issued for services	—	—	73,804	—	73,804
Net loss for the nine months ending September 30, 2016	—	—	—	(3,301,918)	(3,301,918)

BALANCE AT SEPTEMBER 30, 2016 (UNAUDITED)	67,048,161	$67,048	$48,181,541	$(44,901,339)	$3,347,250

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the Nine Months Ending
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,301,918)	$(4,047,528)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	73,804	68,780
Stock options issued for services	325,954	1,286,597
Common stock issued for services and fees	278,142	42,963
Depreciation and amortization	145,658	126,637
Gain on disposal of property and equipment	(644)	—
Decrease (increase) in assets
Prepaid expenses and other current assets	97,012	(87,338)
Increase (decrease) in liabilities
Accounts payable	87,076	(99,265)
Accounts payable and accrued expenses- related parties	2,882	6,881
Accrued expenses	20,309	38,830

Net cash used in operating activities	(2,271,725)	(2,663,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(42,799)	(19,533)
Purchase of property and equipment	(97,805)	(250,565)
Sale of property and equipment	19,500	—

Net cash used in investing activities	(121,104)	(270,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	—	1,915,000
Issuance of common stock, institutional investor	964,200	—

Net cash provided by financing activities	964,200	1,915,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,428,629)	(1,018,541)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,730,705	3,730,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,302,076	$2,712,164

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2015 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2016 may not be indicative of operating results expected for the full year.

Nature of Business

Lightwave Logic, Inc. is a technology company focused on the development of next generation photonic devices and non-linear optical polymer materials systems for applications in high speed fiber-optic data communications and optical computing markets. Currently the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from dotcom and telecom devices, sales of non-linear optical polymers, and product development agreements prior to moving into full-scale production.

The Company’s current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology now under development.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straightline method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Recently Adopted Accounting Pronouncements

As of September 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT'S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,225,000. Based upon the current cash position and expenditures of approximately $300,000 per month and no debt service, management believes the Company has sufficient funds currently to finance its operations through June 2017. In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. A Registration Statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company has raised $964,200 as of September 30, 2016.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015

Office equipment	$55,817	$51,323
Lab equipment	757,775	722,555
Furniture	32,693	26,028
Leasehold Improvements	231,860	231,859
	1,078,145	1,031,765
Less: Accumulated depreciation	637,874	536,703

	$440,271	$495,062

Depreciation expense for the nine months ending September 30, 2016 and 2015 was $133,740 and $115,491. Depreciation expense for the three months ending September 30, 2016 and 2015 was $44,113 and $41,338. During the second quarter of 2016, the Company sold equipment for proceeds of $19,500 and a gain of $644.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over the remaining legal life and Chromophore patent granted by the Australian Patent Office in November 2012 which is amortized over the remaining legal life. Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company. Patent applications abandoned have been written off at full capitalized cost. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted

Patents consists of the following:

	September 30, 2016	December 31, 2015

Patents	$732,962	$690,162
Less: Accumulated amortization	82,314	70,395

	$650,648	$619,767

Amortization expense for the nine months ending September 30, 2016 and 2015 was $11,918 and $11,146. Amortization expense for the three months ending September 30, 2016 and 2015 was $3,972 and $3,715. Expense for abandoned patents for claims covered by patents already granted to the Company are recorded in research and development expenses and for the three months and nine months ending September 30, 2016 and 2015 were $0 and $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2016 and 2015 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2016. The Company did not recognize any interest or penalties during 2016 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2012 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – STOCKHOLDERS' EQUITY

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

Common Stock Options and Warrants

In October 2013, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013. The option was valued at $174,106 using the Black-Scholes option pricing model. The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $32,675 of expense. For the three months ending September 30, 2016, the Company recognized $10,971 of expense. As of September 30, 2016, the option to purchase 200,000 shares of common stock is still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the three and nine months ending September 30, 2016, the Company recognized $0 and $1,552 of expense. As of September 30, 2016, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the three and nine months ending September 30, 2016, the Company recognized $0 and $4,363 of expense. As of September 30, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the three and nine month ending September 30, 2016, the Company recognized $0 and $3,331 of expense. As of September 30, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In May 2014, under the 2007 Employee Stock Option Plan, the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $22,992 of expense. For the three months ending September 30, 2016, the Company recognized $7,720 of expense. As of September 30, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $46,897, fair value at December 31, 2015, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the nine months ending September 30, 2016, the Company recognized $23,452 of expense. For the three months ending September 30, 2016, the Company recognized $0 of expense. As of September 30, 2016, the warrants to purchase 125,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $7,203 of expense. For the three months ending September 30, 2016, the Company recognized $0 of expense. As of September 30, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued options to three employees to purchase an aggregate of 75,000 shares of common stock at a purchase price of $0.69 per share. The options were valued at $32,734, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest 15,000 immediately and the remaining in equal quarterly installments of 15,000 over the next four quarters. The options are expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $17,142 of expense. For the three months ending September 30, 2016, the Company recognized $4,053 of expense. As of September 30, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $16,944 of expense. For the three months ending September 30, 2016, the Company recognized $5,648 of expense. As of September 30, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $6,147 of expense. For the three month ending September 30, 2016, the Company recognized $2,052 of expense. As of September 30, 2016, the options to purchase 35,000 shares of common stock are still outstanding.

During November 2015, under the 2007 Employee Stock Option Plan, the Company granted options effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The options expire November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 options commencing April 1, 2016. The options were valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $16,510 of expense. For the three month ending September 30, 2016, the Company recognized $4,139 of expense. As of September 30, 2016, the options to purchase 100,000 shares of common stock are still outstanding.

In December 2015, the board of directors approved a grant to a senior advisor effective January 1, 2016 of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $44,868, fair value. The warrant expires in 5 years and vests 31,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. The warrant is expensed over the vesting terms. For the nine months ending September 30, 2016, the Company recognized $35,584 of expense. For the three months ending September 30, 2016, the Company recognized $12,298 of expense. As of September 30, 2016, the warrant to purchase 125,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a Registration Rights Agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration became effective April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the agreement. During three and nine month period ending September 30 2016, the institutional investor purchased 1,400,000 shares of common stock for proceeds of $964,200 and the Company issued 31,338 shares of common stock as additional commitment fee, valued at $22,177, fair value, leaving 618,662 in reserve for additional commitment fees. During October and November 2016, the institutional investor purchased 500,000 shares of common stock for proceeds of 246,320 and the Company issued 9,897 shares of common stock as additional commitment fee, valued at $6,241, fair value, leaving 608,765 in reserve for additional commitment fees.

In February 2016, under the 2007 Employee Stock Option Plan, the Company issued options to the Company’s six independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The options were each valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with an aggregate of 20,000 vesting immediately and the remaining vest in quarterly equal installments of 10,000 commencing April 1, 2016. The options are expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $128,562 of expense. For the three months ending September 30, 2016, the Company recognized $25,770 of expense. As of September 30, 2016, the options to purchase 300,000 shares of common stock are still outstanding.

For the three months ending September 30, 2016 the Company issued 8,517 shares, with a fair value of $6,000, to a director serving as a member of the Company’s Operations Committee commencing August 2015. For the three months ending September 30, 2016, the Company recognized $6,000 of expense. For the nine months ending September 30, 2016 the Company issued 28,744 shares, with a fair value of $18,000. For the nine months ending September 30, 2016, the Company recognized $18,000 of expense. During October 2016, the Company issued 3,182 additional shares of common stock valued at $2,000.

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to a director to purchase 200,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $67,376, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $67,376 of expense. For the three months ending September 30, 2016, the Company recognized $0 of expense. As of September 30, 2016, the option to purchase 200,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 5,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $1,738, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vesting in quarterly equal installments of 625 commencing August 4, 2016. The option is expensed over the vesting terms. For the nine month ending September 30, 2016, the Company recognized $354 of expense. For the three months ending September 30, 2016, the Company recognized $223 of expense. As of September 30, 2016, the option to purchase 5,000 shares of common stock is still outstanding.

During the three month period ending June 30, 2016, an option issued in May 2011 to purchase 200,000 shares of common stock at an exercise price of $1.12 expired and warrants issued in April 2011 to purchase 150,000 shares of common stock at an exercise price of $1.18 expired.

In July 2016, under the 2016 Equity Incentive Plan, the board of directors approved a grant to a new employee of an option to purchase up to 15,000 shares of common stock at a purchase price of $0.63 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $6,216, fair value. The option expires in 10 years and vests 1,875 on September 27, 2016 and the remaining in equal quarterly installments of 1,875 over the next 21 months. The option is expensed over the vesting terms. For the three month and nine months ending September 30, 2016, the Company recognized $803 of expense. As of September 30, 2016, the option to purchase 15,000 shares of common stock is still outstanding.

During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for accounting services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and nine months ending September 30, 2016, the Company recognized $14,768 of expense. As of September 30, 2016, the warrants to purchase 150,000 shares of common stock are still outstanding.

Effective June 24, 2016, the 2007 Employee Stock Plan was terminated. The Board of Directors approved a new 2016 Equity Incentive Plan in the amount of 3,000,000 shares on April 15, 2016, which the Company’s shareholders approved on May 20, 2016.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2016: no dividend yield, expected volatility, based on the Company’s historical volatility, 65% to 78%, risk-free interest rate 1.05% to 1.80% and expected option life of 5 to 5.6 years.

As of September 30, 2016, there was $153,669 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2018.

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2016:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2015	18,528,367	$0.63 - $1.69	$0.92

Granted	895,000	$0.60 - $0.86	$0.66
Expired	(385,000)	$1.00 - $1.18	$1.13
Forfeited
Exercised

Outstanding, September 30, 2016	19,038,367	$0.60 - $1.69	$0.90

Exercisable, September 30, 2016	18,545,242	$0.60 - $1.69	$0.91

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2016 was $26,575. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.665 for the Company’s common stock on September 30, 2016. No options or warrants were exercised during the three and nine months periods ending September 30, 2016.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2016	Contractual Life	Warrants Currently Exercisable

$0.60 - $1.69	18,545,242	4.38 Years	$0.91

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

NOTE 8 – RELATED PARTY

At September 30, 2016 the Company had a legal accrual to related party of $4,300 and travel and office expense accruals of officers in the amount of $3,651. At December 31, 2015 the Company had a legal accrual to related party of $1,420 and travel and office expense accruals of officers in the amount of $3,649.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $15,000 was charged to expense and accrued for the nine months ending September 30, 2016 to all eligible non-executive participants. A contribution of $5,000 was charged to expense and accrued for the three months ending September 30, 2016 to all eligible non-executive participants. There were no contributions charged to expense in 2015.

NOTE 10 – SUBSEQUENT EVENTS

During November 2016, under the 2016 Equity Incentive Plan, the Company issued options to an employee to purchase 15,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $5,674, fair value, using the Black-Scholes Option Pricing Formula. The options expire November 9, 2026 with 1,875 shares vesting on December 1, 2016 and the remaining vesting in seven equal quarterly installments of 1,875. The option is expensed over the vesting terms.

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

Plan of Operation

Since inception, we have been engaged primarily in the research and development of our electro-optic polymer based material systems and photonic device products. We are devoting significant resources to engineer next-generation electro-optic polymer based material systems for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies, government agencies and internal device development. We expect to continue to develop products that we intend to introduce to these rapidly changing markets and to seek to identify new markets. We expect to continue to make significant operating and capital expenditures for research and development activities.

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

Some of our more significant milestones that we achieved during 2014-2016 include:

In January 2014 we created a new methodology to combine multiple chromophores into a single polymer host that significantly improves their ability to generate more powerful organic, nonlinear electro-optical polymer systems. The new synthetic chemistry process can enable multiple chromophores (dyes) to work in concert with each other within a single polymer host. This proprietary process has created two new material systems, which have demonstrated outstanding electro-optic values. In addition, we now have a significant amount of data on the thermal aging of our materials. We have demonstrated that our materials can withstand more than 2,000 hours at 110 degrees C with little to no change in electro-optic activity in our materials, which is a significant milestone. To our knowledge, this is something that has not been achieved before in any polymer. We are also concurrently creating prototype waveguides with our proprietary material system.

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

In March 2014 we began the process of manufacturing an advanced design Silicon Organic Hybrid Transceiver prototype and we released the completed chip design to the OpSIS Center at the University of Delaware who contracted with a third party to produce the initial silicon chips, which were delivered to us in December 2014 and January 2015. We will look at similar designs to these chips for utilization in our Silicon Organic Transceiver as our device development program continues. The initial application will target inter and intra-data center interconnections of more than 500 meters.

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

In November of 2015, we successfully fabricated ridge waveguide structures from our core electro-optic polymer material system. At the same time we successfully developed a proprietary methodology to segment individual chips from our silicon wafers that contain our ridge waveguide devices. These critical steps in our process provide us with a clear path towards a commercial telecommunication device. These same processes can be used for the fabrication of modulators to be used in data centers. The individual chips are being analyzed and passively tested in our Longmont, CO optical test facility. We continue to move towards completion of an operating organic polymer-enabled ridge waveguide modulator prototype using our new multi-chromophore material systems.

In February 2016, we successfully guided laser single-mode light through 16 of our passive single-mode ridge waveguides made entirely out of our advanced organic electro-optic polymer systems, which are the building block of waveguide modulators that achieve high-speed modulator performance. As a result, our commercialization effort entered the next phases of development: passive-waveguide loss measurements, followed by the development and active testing of electro-optic modulators. Utilizing continuous-wave input laser light, electro-optic modulators convert digital (binary) electrical data into output pulses of light that can be transported across fiber optical communication networks. Active testing is accomplished by applying an electrical signal to a modulator and evaluating the resulting output optical signal.

In April 2016, we successfully achieved modulation of light in our first in-house all-polymer ridge waveguide modulator prototype. This important step towards commercialization proved that our proprietary organic electro-optic polymer systems could modulate light in an in-house designed and produced polymer ridge waveguide modulator. We expect this significant achievement to eventually lead to high-speed, low input voltage modulators capable of penetrating the current market. We are still testing and modifying the poling profiles in prototype devices to duplicate the results seen in previous Teng-Man R33 material testing.

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

In August 2016, we gained enormous industry exposure for our first organic electro-optic polymer-enabled prototype photonic device when our board member, Michael Lebby, Ph.D., presented to the Prestigious European Conference on Optical Communication (ECOC) Exhibition, the scientific and economic case for our Company's high-performance polymer photonics for next-generation photonic integrated circuits as future competition for installed legacy photonic devices and emerging silicon photonic systems. We expect to demonstrate our prototype during the last quarter of 2016.

In August 2016, we obtained highly successful independent third party verification of our organic polymer thin film properties from Metricon, a company that specializes in making precision instruments designed to obtain optical measurements on thin film materials and optical waveguides. Metricon concluded a battery of scientific tests to verify the inherent properties of several of our advanced organic electro-optic polymer materials, which are currently being implemented into a series of photonic devices. Measurements by Metricon of several planar waveguide samples determined that our polymer thin film materials at 1550 nm (Telecom frequency band) should exceed industry requirements that target overall device loss at <4 dB/cm. Additionally, Metricon was also able to provide very accurate refractive index measurements on our Company’s materials, which is very important for designing high-speed multi-layer polymer modulators.

Presently, we are continuing to move towards completion of our operating organic electro-optic polymer-enabled ridge waveguide modulator prototype using our new multi-chromophore material systems.

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

Additionally, we must continue to create and maintain an infrastructure, including operational and financial systems, and related internal controls, and recruit qualified personnel. Our failure to do so could adversely affect our ability to support our operations.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2016 to three months ended September 30, 2015

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2016 and September 30, 2015. The Company is in various stages of material and photonic device development and evaluation. The Company expects to obtain a revenue stream from datacom and telecom devices, sales of non-linear optical polymers, and product development agreements prior to moving into full-scale production.

Operating Expenses

Our operating expenses were $943,326 and $1,929,924 for the three months ended September 30, 2016 and 2015, respectively, for a decrease of $986,598. This decrease in operating expenses is primarily due to decreases in non-cash stock option and warrant amortization, legal expenses, disposal of material and obsolete equipment, investor relations expenses, laboratory materials and supplies and research and development salaries and wages offset by increases in research and development consulting fees and general and administrative salaries and wages.

Included in our operating expenses for the three months ended September 30, 2016 was $589,038 for research and development expenses compared to $1,047,963 for the three months ended September 30, 2015, for a decrease of $458,925. The decrease in research and development expenses is primarily due to decreases in non-cash stock option and warrants amortization, disposal of material and obsolete equipment, laboratory materials and supplies and salaries and wages, offset by an increase in consulting fees.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

We expect to continue to incur substantial research and development expenses to develop and commercialize our photonic devices and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Research and development non-cash stock option amortization decreased $486,466 from $530,032 for the three months ended September 30, 2015 to $43,566 for the three months ended September 30, 2016.

Disposal of material and obsolete equipment decreased $21,706 from $22,379 for the three months ended September 30, 2015 to $673 for the three months ended September 30, 2016.

Laboratory materials and supplies decreased $8,042 from $48,340 for the three months ended September 30, 2015 to $40,298 for the three months ended September 30, 2016.

Wages and salaries, including benefits decreased $7,148 from $281,258 for the three months ended September 30, 2015 to $274,110 for the three months ended September 30, 2016.

Consulting expenses increased $67,101 from $11,926 for the three months ended September 30, 2015 to $79,027 for the three months ended September 30, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $527,673 to $354,288 for the three months ended September 30, 2016 compared to $881,961 for the three months ended September 30, 2015. The decrease is due primarily to decreases in non-cash stock option and warrant amortization, legal expenses and investor relations expenses offset by an increase in salaries and wages.

General and administrative non-cash stock option amortization decreased $503,301 from $548,180 for the three months ended September 30, 2015 to $44,879 for the three months ended September 30, 2016.

Legal fees decreased $29,979 to $15,001 for the three months ending September 30, 2016 from $44,980 for the three months ended September 30, 2015.

Investor relation expenses decreased $12,513 to $4,780 for the three months ending September 30, 2016 from $17,293 for the three months ended September 30, 2015.

Wages and salaries, including benefits increased $10,045 from $149,550 for the three months ended September 30, 2015 to $159,595 for the three months ended September 30, 2016.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense increased $22,177 to $22,177 for the three months ending September 30, 2016 from $0 for the three months ending September 30, 2015, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the three-month period.

Net Loss

Net loss was $965,441 and $1,929,861 for the three months ended September 30, 2016 and 2015, respectively, for a decrease of $964,420, due primarily to decreases in non-cash stock option and warrant amortization, legal expenses, disposal of material and obsolete equipment, investor relations expenses, laboratory materials and supplies and research and development salaries and wages offset by increases in research and development consulting, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and general and administrative salaries and wages.

Comparison of nine months ended September 30, 2016 to nine months ended September 30, 2015

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2016 and September 30, 2015. The Company is in various stages of material and photonic device development and evaluation. The Company expects to obtain a revenue stream from datacom and telecom devices, sales of non-linear optical polymers, and product development agreements prior to moving into full-scale production.

Our operating expenses were $3,041,967 and $4,047,715 for the nine months ended September 30, 2016 and 2015, respectively, for a decrease of $1,005,748. The decrease in operating expenses is primarily due to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, investor relations expenses, laboratory materials and supplies, disposal of material and obsolete equipment and research and development travel expenses offset by increases in research and development consulting expenses, salaries and wages, legal and depreciation.

Included in our operating expenses for the nine months ended September 30, 2016 was $1,784,871 for research and development expenses compared to $2,312,662 for the nine months ended September 30, 2015, for a decrease of $527,791. The decrease in research and development expenses is primarily due to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, laboratory materials and supplies, disposal of material and obsolete equipment and travel expenses offset by increases in consulting expenses, salaries and wages and depreciation.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

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

Non-cash stock compensation and stock option and warrant amortization decreased $458,605 from $703,335 for the nine months ended September 30, 2015 to $244,730 for the nine months ended September 30, 2016.

Laboratory material testing expense and electro-optic device development decreased $152,654 from $245,768 for the nine months ended September 30, 2015 to $93,114 for the nine months ended September 30, 2016.

Laboratory materials and supplies decreased $42,224 from $159,307 for the nine months ended September 30, 2015 to $117,083 for the nine months ended September 30, 2016.

Disposal of material and obsolete equipment decreased $21,246 from $23,817 for the nine months ended September 30, 2015 to $2,571 for the nine months ended September 30, 2016.

Travel expenses decreased $19,107 from $62,429 for the nine months ending September 30, 2015 to $43,322 for the nine months ending September 30, 2016.

Consulting expenses increased $139,158 from $57,493 for the nine months ending September 30, 2015 to $196,651 for the nine months ending September 30, 2016.

Wages and salaries increased $18,851 from $800,043 for the nine months ended September 30, 2015 to $818,894 for the nine months ended September 30, 2016.

Depreciation expense increased $18,323 from $110,317 for the nine months ended September 30, 2015 to $128,640 for the nine months ended September 30, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $477,957 to $1,257,096 for the nine months ended September 30, 2016 compared to $1,735,053 for the nine months ended September 30, 2015. The decrease is due primarily to decreases in non-cash stock option and warrant amortization and investor relations expenses offset by increases in salaries and wages and legal expenses.

General and administrative non-cash stock option and warrant amortization decreased by $497,014 to $155,028 for the nine months ended September 30, 2016 compared to $652,042 for the nine months ended September 30, 2015.

Investor relations expenses decreased by $53,910 from $87,238 for the nine months ended September 30, 2015 to $33,328 for the nine months ended September 30, 2016.

Salaries and wages increased $37,151 from $446,100 for the nine months ending September 30, 2015 to $483,251 for the nine months ending September 30, 2016.

Legal fees increased $21,225 from $140,188 for the nine months ended September 30, 2015 to $161,413 for the nine months ended September 30, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

Other Income (Expense)

Other expense increased $260,142 to $260,142 for the nine months ending September 30, 2016 from $0 for the nine months ending September 30, 2015, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the nine-month period.

Net Loss

Net loss was $3,301,918 and $4,047,528 for the nine months ended September 30, 2016 and 2015, respectively, for a decrease of $745,610, due primarily to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, investor relations expenses, laboratory materials and supplies, disposal of material and obsolete equipment and research and development travel expenses offset by increases in research and development consulting expenses, salaries and wages, legal, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and depreciation.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2015. See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2016 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

For the nine months ended September 30, 2016

During the nine months ended September 30, 2016, net cash used in operating activities was $2,271,725 and net cash used in investing activities was $121,104, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2016 was $964,200. At September 30, 2016, our cash and cash equivalents totaled $2,302,076, our assets totaled $3,560,474, our liabilities totaled $213,224, and we had stockholders’ equity of $3,347,250.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through June 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

On January 29, 2016, we signed a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. In April 2016 our registration statement became effective, which registered for resale by Lincoln Park under the purchase agreement 5,000,000 shares of our common stock, 350,000 of which were previously issued as a commitment fee and 4,650,000 of which may be sold by us to Lincoln Park during the term of the purchase agreement. Pursuant to the purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the nine months ended September 30, 2016

Net cash used in operating activities was $2,271,725 for the nine months ended September 30, 2016, primarily attributable to the net loss of $3,301,918 adjusted by $73,804 in warrants issued for services, $325,954 in options issued for services, $278,142 in common stock issued for services, $145,658 in depreciation expenses and patent amortization expenses, $97,012 in prepaid expenses and $110,267 in accounts payable and accrued expenses and $644 gain on disposal of property and equipment. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $121,104 for the nine months ended September 30, 2016, consisting of $42,799 for intangibles, $97,805 in asset additions primarily for the new lab facility and $19,500 in proceeds from sale of equipment.

Net cash provided by financing activities was $964,200 for the nine months ended September 30, 2016 and consisted of $964,200 in proceeds from the sale of common stock to an institutional investor.

Inflation and Seasonality

We do not believe that our operations are significantly impacted by inflation. Our business is not seasonal in nature.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2016 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

July 2016	Options – right to buy 15,000 shares of common stock at $0.63 per share issued for services.
July 2016	Warrant – right to buy 150,000 shares of common stock at $0.63 per share issued for services.
July – Sept. 2016	Common Stock – 8,517 shares of common stock at average price of $.70 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6 Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Operations Committee Charter – August 2016	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 14, 2016

