Form 10-K
period 2016-12-31
Lightwave Logic, Inc.
filed 2017-03-17
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $40,997,474 as of June 30, 2016.

As of March 17, 2017, there were 69,717,642 shares outstanding of the registrant’s common stock, $.001 par value.

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

Our Company

We were incorporated under the laws of the State of Nevada on June 24, 1997 and in 2004 we acquired PSI-TEC Corp., and in 2006 we merged with PSI-TEC Corp. PSI-TEC Corp. was originally founded by Dr. Frederick J. Goetz in 1991 and incorporated under the laws of the State of Delaware on September 12, 1995. In 2008 we changed our name to Lightwave Logic, Inc. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc., a Nevada corporation.

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

Overview

Lightwave Logic, Inc. is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has two business segments to support its development activities, its materials development segment located in Newark, Delaware, and its photonic device design and development segment located in Longmont, Colorado.

Materials Development

The Company designs and synthesizes organic chromophores for use in its own proprietary electro-optic polymer systems and photonic device designs.  A polymer system is not solely a material, but also encompasses various technical enhancements necessary for its implementation. These include host polymers, poling methodologies, and molecular spacer systems that are customized to achieve specific optical properties. Our organic electro-optic polymer systems compounds are mixed into solution form that allows for thin film application. Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency. We believe they have the potential to replace more expensive, lower-performance materials and devices used in fiber-optic ground, wireless and satellite communication networks.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability that enables our core molecular structures to maintain stability under a broad range of polymerization conditions that otherwise appear to affect other current polymer molecular designs.

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or potentially out-license to electro-optic device manufacturers. The Company contemplates future applications that may address the needs of semiconductor companies, aerospace companies and government agencies.

Prototype Device Design and Development

Electro-optic Modulators

The Company designs its own proprietary electro-optical modulation devices. Electro-optical modulators convert data from electric signals (binary data) into optical signals that can then be transmitted over high-speed fiber-optic cables. These devices are key components that have historically limited the ability of telecommunications, data communications, data centers networks to keep up with the seemingly endless flow of data in the form of voice calls, text messages, pictures, video streaming that are being transmitted to a growing array of devices.

Polymer Photonic Integrated Circuits (P2ICTM)

The Company also designs its own proprietary Polymer Photonic Integrated Circuits. A Polymer Photonic Integrated Circuit is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law.

Current photonic technology is based on inorganic crystalline materials, which due to physical limitations have not been able to address devices such as slot waveguides that require highly miniaturized geometries. Slot modulators have the potential to scale in integration for increased functionality and would be highly beneficial to data center infrastructure. Organic electro-optic polymers have greater potential because they can be applied as a thin film coating. Our polymers are unique in that they can withstand extremely high semiconductor process temperatures to seamlessly integrate into existing CMOS manufacturing lines. Our devices, enabled by our organic electro-optic polymer material systems, work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as lithium niobate, indium phosphide and gallium arsenide.

Glossary

Glossary of select technology terms to provide you with a better understanding our Company’s technology and devices:

Electro-optic devices - Electro-optic devices convert data from electric signals into optical signals for use in communications systems and in optical interconnects for high-speed data transfer.

Electro-optic material - Electro-optic material is the core active ingredient in high-speed fiber-optic telecommunication systems. Electro-optic materials are materials that are engineered at the molecular level. Molecular level engineering is commonly referred to as “nanotechnology.”

Electro-optic modulators - Electro-optic (E/O) modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the Internet. Data centers may also benefit from this technology through devices that could significantly increase bandwidth and speed while decreasing costs. Polymer E/O modulators can be designed and fabricated with multiple structures such as Ridge waveguide and slot waveguide. The waveguides allow the light to be efficiently coupled into and out of the modulators, and provide a basis for integrating modulators together.

Photonic Devices - Photonic devices are components for creating, manipulating or detecting light. This can include modulators, laser diodes, light-emitting diodes, solar and photovoltaic cells, displays and optical amplifiers. Other examples are devices for modulating a beam of light and for combining and separating beams of light of different wavelength.

Polymers - Polymers, also known as plastics, are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical and electro-optic characteristics can be controlled. Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment.

Our Business Opportunity

Lightwave Logic, Inc. is developing next generation proprietary photonic devices that are based on our advanced electro-optical polymer material systems. Current legacy technology is based on inorganic crystalline materials, which has allowed for the proliferation of data over fiber optic cables. However, there are inherent molecular deficiencies that have prevented this technology from scaling down in price and up in functionality. This is primarily due to a closed valence structure that does not allow for the molecular improvements. The valence or valency of an element is a measure of its combining power with other atoms when it forms chemical compounds or molecules.  Also, the physical properties of a crystal do not allow for its implementation into highly miniaturize slot structures that are in simple terms the pathways that light travels through in the device.

Organic polymer materials on the other hand, have free electrons that allow for limitless potential to combine with other molecular structures, which allows for multiple options and combinations to improving performance characteristics. Importantly, because they can be applied to optical structures in thin-film liquid form, it is possible to imbue electro-optic ability to highly miniaturized slot structures. Organic polymer materials are also vastly cheaper to manufacture in comparison to growing exotic crystals that are prone to contamination and further must be sliced into thin wafers. Our Company believes that the combination of less expensive manufacturing cost, ease of application, and better scalability, together with a lower cost of ownership due to marked less heat dissipation (requiring less cooling), will create enormous demand for our products.

The following chart describes some of the characteristics of crystalline materials and electro-optical polymers.

Inorganic Crystalline Materials	Organic Polymer Systems

Must be manufactured in strict dust-free conditions since even slight contamination can render them inoperable	Capable of being manufactured in less stringent environmental conditions. Capable of being tailored at the molecular level for optimal performance characteristics
Crystals in solid form	Can be applied as thin-film
More expensive to manufacture	Less expensive to manufacture
Limited to telecommunication speeds that are less than 40Gb/s (40 billion digital bits of data per second)	Open molecular architecture allows for ability to alter and improve performance indefinitely.

Lithium niobate devices require large power levels (modulation drive voltages) to operate and are large in size -- typically measuring about four inches long compared to most integrated circuits that are literally invisible to the naked eye.

Require significantly lower power levels, up to 60% less (modulation drive voltages) to operate and cancan be used in miniaturized devices

Requires more elaborate, expensive mechanical packaging (housings) generally comprised of materials, such as gold-plated Kovar, in order to assure operational integrity over required time and operating temperature ranges

Currently designing packaging requirements for prototype devices and anticipate the possibility of less expensive packaging.

Many companies’ early attempts at developing commercially reliable organic polymers were stymied due to the difficulty of creating organic molecules that could remain electro-optically active after being subjected to the high heat of semiconductor manufacturing temperatures (CMOS). These early attempts also encountered difficulty synthesizing materials that could withstand photochemical bleaching (loss of sensitivity to specific frequencies) and material degradation due to high operating temperatures.

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures of 1750C. Additionally, these materials have demonstrated photochemical stability, even after being subjected to tensor light for over 4,000 hours and exhibited little electro optic degradation even after 2,500 hours of continuous exposure to temperatures at 1100C – exceeding typical commercial operating temperatures of approximately 850C, as found in data center applications. After successfully achieving material test results that either met or exceeded commercial requirements (subsequently confirmed by an outside entity), in late 2016, the Company began production of its first photonic prototype device, a ridge waveguide modulator.

Our First Product – The Ridge Waveguide Modulator

A ridge waveguide modulator is a type of modulator where the waveguide is fabricated within a layer of our electro-optic polymer system. Various cladding materials and electrodes are layered over the core polymer.

Initially, we fabricated our ridge waveguide modulator to prove the viability of our materials and anticipated that the initial prototype alpha would target the specific OC-48 niche in the telecommunications market operating at 2.5 Gbps. However, our initial prototype demonstrated significantly better potential data rates, which lead us to believe that further refinements to the design could not only address the telecommunications market operating at 2.5 Gbps, but also address certain segments of both the data communications and cloud computing markets. Subsequently, further testing of our electro-optic polymer material conducted by a third-party testing equipment firm indicated that our material could operate at 25 Gbps or higher with further optimization.

A 25 Gbps data rate would allow us to squarely address the 100 Gbps modulator market (composed of transceiver designs that multiplex 4 signals at 25 Gbps together to reach 100 Gbps), which is not only experiencing the greatest market demand today, but is expected to maintain this demand as a key node in data communication performance levels. We believe that the smaller footprint of our ridge waveguide modulator (compared to currently installed inorganic-enabled legacy devices), along with lower potential drive voltage and other undisclosed features, will enable our Company to garner significant market share across the entire telecommunications, data communications and data center value chain.

On December 27, 2016 we announced that our first prototype alpha was 10 Gbps capable (four times faster than our initial anticipated rate), and had achieved 3dB bandwidths of up to 20GHz. These performance achievements not only confirmed that our ridge waveguide modulator is capable of 10 Gbps, but with fine-tuning device parameters, that it is capable of 25 Gbps in the very near future. The key to the performance increase at 10 Gbps was attention to utilizing our high performance organic polymers into a robust fabrication design as a ridge waveguide modulator.

While our initial focus is to address data communications and telecommunications network applications along with cloud computing/data center needs, we believe that in the future we will have additional opportunities to address other applications such as: backplane optical interconnects, photovoltaic cells, medical applications, satellite reconnaissance, navigation systems, radar applications, optical filters, spatial light modulators; and all-optical switches.

Electro-Optic Polymer Production – Our Approach vs. the BLA Approach

Our Electro-Optic Material Approach

Our core material expertise relates to the production of high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication and datacommunications applications. More specifically, it lies in a less mainstream, yet firmly established, scientific phenomenon called aromaticity. Aromaticity causes a high degree of molecular stability. It is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other. Aromatic compounds are stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

Previous and Current Competitive Organic Electro-Optic Polymer Efforts

For the past several decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T Bell Labs, Honeywell and 3M, as well as numerous universities and U.S. Government Agencies, have been attempted to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications. These efforts were largely unsuccessful due, in our opinion, to the industry's singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model, which none of our patented molecular designs rely upon. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic polymers.

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design models are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws, in most cases, have prevented commercial quality polymer-based modulators operating at 10-40Gb/s from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the more harsh MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius. While many new applications do not require full military specifications for polymers, many potential customers prefer to see polymer operate at or near these conditions to convey confidence in the material system. We understand from conversations with data center customers that the temperature specifications that our materials achieve are compliant with their equipment design needs.

We are aware of other academic and commercial development efforts—some by larger companies with vastly more financial resources than we possess. However, we believe that no one yet has developed organic polymer materials that have demonstrated the combination of thermal stability, photochemical stability that can meet or exceed commercial specifications.

Our Electro-Optic Photonic P2ICTM Device Approach

Our electro-optic devices are built around our proprietary organic polymer material systems that we believe will enable better performance than the current embedded legacy technology built around inorganic materials. We also believe that the inherent flexibility of being able to apply our organic polymer materials in liquid thin-film form will accelerate the move toward ultra-miniaturization of Polymer Photonic Integrated Circuits (P2ICTM) by increasing the number of photonic circuits on a single chip. Polymer photonics (previously referred in industry as silicon organic hybrid (SOH)) is the application of polymers on to a platform such as silicon where there are both active and passive photonic component designs. In polymer photonics, polymer devices such as modulators, waveguides, and multiplexers can be fabricated on to a silicon platform that acts as a package as well as a base for mounting lasers (which are needed to source the light).

Our initial device, a ridge waveguide modulator, though highly miniaturized utilizes conventional design and fabrication techniques in the industry. Our future devices will utilize silicon photonics (SiP) technology, which can support highly miniaturized slot waveguides structures etched in large format, low cost, and less expensive silicon wafers coated with our organic electro-optic polymers. The low-cost structure compares well to compound semiconductor technologies such as GaAs (Gallium arsenide) and InP (Indium Phosphide), which suffer from small format wafers that do not allow the economies of scale in high volume fabrication plants. The degree of miniaturization possible of the slot modulator using SiP is not technically feasible to accomplish with inorganic crystalline materials. Although this may not always remain the case, presently there are nearly insurmountable technical difficulties that are inherent to a crystalline molecule.

Although we believe that our polymers will be the key differentiating factor in Polymer photonic devices, we do not currently possess the technical skills and instrumentation necessary to fabricate and test PICs at this dramatically reduced scale and intends to seek an external partner to assist with development.

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical materials. We currently have 25 granted patents and 3 pending patents issued or filed throughout the world, including the United States, the European Union, Australia, Canada, China and Japan that are in the field of nonlinear optic chromophore design as follows:

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

Our strategic plan is to utilize our core proprietary technology and leverage our proprietary optical materials to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or potentially out-license to electro-optic device manufacturers. Our Company contemplates future applications that may address the needs of semiconductor companies, aerospace companies and government agencies.

We rely on a combination of patents, patent applications, trademarks, trade secrets and contractual provisions to protect our technologies. Further, employees are required to surrender any inventions or intellectual property developed as part of their employment agreements. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements (NDAs) before disclosure of any of our confidential or proprietary information. Our Company can make no assurances that we will be able to effectively protect our technologies and know-how or that third parties will not be able to develop similar technologies and know-how independently.

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

Our Recent Significant Events and Milestones Achieved

In November 2013, preliminary testing and initial data on our SOH/polymer photonic slot waveguide modulators demonstrated several promising characteristics. The tested SOH/polymer photonics chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate. In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide. With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GhZ in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gb/sec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.

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

In May 2015 we achieved operating capability of our in-house Class 100 Clean Room where we conduct thin film processing and complete the development of prototype photonic devices enabled by our advanced organic electro-optic polymer material systems in a timelier manner. Additionally, the Joint Institute for Laboratory Astrophysics (JILA) certified some of our employees, which allows us access to JILA’s world-class semiconductor facility located at the University of Colorado, Boulder. Access to this facility provides us with better control over the quality of our development work and the speed at which it progresses.

In August 2015 we completed 2,500 hours of thermal aging tests of several blends of materials created by our multi-chromophore process, which included lengthy exposure to high temperatures (850C and 1100C). The data collected indicated minimal loss of electro-optical activity (R33) of our materials, which means that our organic polymers are expected to provide decades of operational performance. These results exceed previously published efforts for other organic polymers and are an important part of our commercialization effort as we begin to implement these material systems into advanced photonic devices for the telecom and datacom markets.

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

In October 2015, we successfully surpassed 2,000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material; and, in January 2016, we successfully surpassed 4,000 hours of photochemical stability testing of our material candidates with little to no change in the electro-optic characteristics (R33) of our material. These photochemical stability test results, along with the thermal stability at 110°C, should enable our Company to demonstrate that organic polymers can compete head-to-head with inorganic crystalline legacy telecom and datacom devices which currently provide the backbone for the entire infrastructure that converts almost incalculable amounts of electronic (binary) data into pulses of light and back on a daily basis.

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

In December 2016, we achieved high-speed modulation in our first all-organic polymer ridge waveguide intensity modulator prototype, which constituted one of the most significant moments in the history of our Company. Our initial "alpha" prototype device, enabled by our P2IC™ polymer system, demonstrated bandwidth suitable for data rates up to about 10 Gbps. This performance exceeds the telecom OC-48 standard (2.5 Gbps). This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. Presently, we are continuing to move towards extending our initial "alpha" prototype device to operate up to 25 Gbps, which is important to the optical networking industry because this data rate is a major node to achieve 100 Gbps (using 4 channels of 25 Gbps).

As we move forward through 2017, we expect to (i) bring in-house more specific skill sets in materials engineering and in device testing and fabrication, as well as personnel to orchestrate our various Company activities; and (ii) attract an industry partner with the synergistic capabilities necessary to help develop future products that are in various stages of design, such as a slot waveguide modulator and our integrated fiber optic polymer-based transceiver.

The Photonic Device Market

General

Photonic devices such as fiber-optic modulators translate electric signals into optical signals and optical signals back into electrical signals. Such devices are used in communication systems to transfer data over fiber-optic networks. Optical data transfer is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

Two distinct technologies currently exist for the fabrication of fiber-optic devices, such as fiber-optic modulators. The first, which is the more traditional technology, utilizes an electro-optically active inorganic core crystalline material (e.g. lithium niobate and indium phosphide). The second, which is the focus of the Company’s research and development, involves the exploitation of electro-optic polymers.

Our Target Markets

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

While the number of data centers is declining, the overall square footage has been growing rapidly. Data centers are confronted with the problem of moving vast amounts of data not only around the data center itself, but also between data centers. The size of these data center “links” are often measured in kilometers and employ optical modulators to convert stored electrical/binary information to optical and back. Links that are shorter than 500 meters can employ “direct modulation,” which accomplishes modulation by mechanically turning a laser on and off. However, for links greater than 500 meters, it is necessary to employ optical modulators. We intend to target optical devices that are aimed at the 500m to 10km distance segment of the market. These are single mode fiber links and require polymer optical devices that operate in single optical mode. While some data center customers are planning their architectures using single mode fiber links even below 500m, others are focusing on cost-performance to make their decisions for their particular architectures. Our technology is both single mode and scalable, which means that it can be implemented in either data center application depending on how we achieve the customer metrics and specifications. We believe that our single mode modulator solutions will not only be competitive at 500m to 10km link distances, but also at distances below 500m depending on the customer architecture designs.

Telecommunications/Data Communications

The telecommunications industry has evolved from transporting traditional analogue voice data over copper wire into the movement of digital voice and data. Telecommunication companies are faced with the enormous increasing challenges to keep up with the resulting tremendous explosion in demand for bandwidth. This has been further exacerbated by a recent trend for content providers to store large amounts of data closer to the end user. This results in enormous demands on telecommunication metro networks (less than 10 Kilometers in length) and their ability to facilitate the transportation of content.

We believe that our ridge waveguide modulator, when completed will have the potential to address several segments within telecommunications networks.

Our Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2ICTM technology
•	Continue to develop proprietary intellectual property
•	Continue to add device development capabilities
•	Continue to add to material development capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology.
•	Continue to add high-level science and technology personnel in key areas of our materials and device development programs.

Create Organic Polymer-Enabled Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications, data communications and data centers.

We expect our initial product device line will be a high-speed 4 x 25 Gbps ridge waveguide modulator to compete in the growing 100 Gbps modulator market.

Continue to Expand Our Intellectual Property Portfolio and Reliance on Trade Secrets

We plan to continuously advance the development of unique organic electro-optic polymer materials along with proprietary designs and device configurations. We intend to protect our technology by filing patent applications where appropriate or by obtaining exclusive technology rights where available. However, in some cases, we will refrain from protecting certain proprietary with patents in favor of trade secrets.

Maintain/Develop Strategic Relationships Private Firms, and Academic Institutions

Since the formation of our Company, we have had numerous strategic relationships with government agencies that have provided us with funding and access to important technology. From the time that we developed our own in-house testing capability and Class 100 clean room facility in Longmont, Colorado we have attempted to minimize outside academic and government agency relationships.

After completion of our initial prototype ridge waveguide, we will seek to enter into partnership/JV discussions with outside parties to co-develop a slot waveguide modulator.

Continue to utilize outside consultants to gain technical expertise

In December 2011, we retained Dr. Frederick Leonberger, PhD as our Senior Advisor. Dr. Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. We previously retained EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, as a consultant to the Company. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop. Starting January 2013, Dr. Leonberger also serves as an advisor to our Board of Directors.

Our Research and Development Process

Our research and development process consists of the following steps:

•

We develop novel polymer materials utilizing our patented and patent pending technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.

•

We conduct a full battery of tests at the completion of the synthesis of each new polymer material to evaluate its characteristics. We also create development strategies to optimize materials to meet specifications for specific applications. We model and simulate each new polymer material so that we can further understand how to optimize the material for device operation.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $2,474,689 and $2,825,099 for the years ended December 31, 2016 and 2015, respectively.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Ridge Waveguide Modulator

Our ridge electro-optic waveguide modulator was designed and fabricated in our Longmont, Colorado laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. On December 27, 2016, we announced that our initial alpha prototype ridge waveguide modulator, enabled by our P2IC™ polymer system, demonstrated bandwidth suitable for data rates up to about 10 Gbps, which exceeds the telecom OC-48 standard (2.5 Gbps).

This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. Presently, we are continuing to move towards extending our initial alpha prototype device to operate up to 25 Gbps, which is important to the optical networking industry because this data rate is a major node to achieve 100 Gbps (using 4 channels of 25 Gbps).

The ridge waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents approximately a $300MM per year market opportunity for us.

Slot Waveguide Modulator

Our functional polymer photonics slot waveguide modulator utilizes an existing modulator structure with one of our proprietary electro-optic polymer material systems as the enabling material layer, and is functional as an operating prototype device.

Preliminary testing and initial data on our polymer photonics slot waveguide modulators demonstrated several promising characteristics. The tested polymer photonic chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate. In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide.

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

Our material also operates in the 1550 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our SOH/ Polymer photonic slot waveguide modulator in 2014 and continued our collaboration with an associated third party research group through 2016.

Our Long-Term Device Development Goal - Multichannel Integrated Nanophotonic Transceiver

While we consider our ridge waveguide and slot waveguide modulators currently under development to be commercially viable products, in another sense they are intermediate steps in the development of our long-term goal a multichannel integrated nanophotonic transceiver for application in data communications.

The transceiver consists of a silicon photonic chip fabricated with nonlinear polymer infused modulators (polymer photonic), multiplexers, demultiplexers, detectors and grating fiber couplers to an external light source. The CMOS-compatible optical modulators are key components for future silicon-based photonic transceivers. Our solution, the silicon-organic hybrid (polymer photonic) platform has been proposed and is being prototyped. In the polymer photonic approach, the optical signal is guided by a silicon waveguide while an organic cladding provides the electro-optic effect.

Other Potential Applications for Our Products

We believe that there are myriad potential applications for our organic polymer materials and devices outside of our initial focus of data communications, telecommunications and data centers. These potential applications encompass areas as diverse as military, space, optical computing, and life sciences. We believe that as viable organic polymer materials gain acceptance, their increased flexibility, functionality and low cost will create new applications that may not yet be technically feasible. Two such future applications with revolutionary potential are:

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

Multi-Channel Optical Modem

The availability of low cost electro-optic modulators will enable low cost multichannel optical modems that will use many wavelengths in parallel and employ high efficiency modulation techniques such as QAM (quadrature amplitude modulation). Such modems would enable an order of magnitude increase in the Internet capacity of legacy fiber. Our Company is in the early feasibility stage of such a multichannel optical modem.

Our Past Government Program Participation

Our Company has been a participant in several vital government sponsored research and development programs with various government agencies that protect the interests of our country. The following is a list of some of the various divisions of government agencies that have provided us with advisory, financial and/or materials support in the pursuit of high-speed electro-optic materials. We are not currently partnered with, strategically related to, or financially supported by any governmental agency at this time, however, we may explore future opportunities as our Company grows and gains the additional resources and personnel necessary to support these efforts. Our previous relationships included:

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

GigPeak, Inc. may be considered our primary polymer competitor. They design and have patented potentially commercially feasible electro-optic polymers and hold an exclusive license to all electro-optic polymeric technology developed at the University of Washington. GigPeak presently has a joint venture with CPqD, an independent Brazil institution. GigPeak has sold a majority interest of their polymer IP to BrPhotonics S/A based in Brazil. Recently, GigPeak announced that it signed an agreement for Integrated Device Technology, Inc. (IDT) to acquire GigPeak. We do not know at this time what IDT’s intention is regarding polymer technology.

We believe that as our organic polymer technology gains industry acceptance, we will be poised to obtain a significant portion of the component manufacturing market. Electro-optic polymers demonstrate several advantages over other technologies, such as inorganic-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements. Our patented organic polymers and future electro-optic photonic devices have demonstrated significant stability advantages over our known competitor's materials.

We believe the principal competitive factors in our target markets are:

•	The ability to develop and commercialize highly stable optical polymer-based materials and optical devices in commercial quantities.
•	The ability to obtain appropriate patent and proprietary rights protection.
•	Lower cost, high production yield for these products.
•	The ability to enable integration and implement advanced technologies.
•	Strong sales and marketing, and distribution channels for access to products.

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

Our Laboratory Facilities

Newark, Delaware

We have an internal research laboratory facility in Newark, Delaware in the Delaware Technology Park, near the University of Delaware. This lab facility enables us to synthesize and test our materials in the same facility and to accelerate our development efforts. It is equipped with state of the art equipment necessary to conduct synthetic chemistry in much more tightly controlled conditions.

Longmont, Colorado

Within our corporate headquarters, we have an advanced optical testing laboratory, as well as a class 100 clean room laboratory where material candidates are spin coated on to prototype devices as these materials emerge from our synthetic laboratory. This clean room enables us to expand our in-house prototype development capabilities.

Employees

We currently have 10 full-time employees and 2 part-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 3 to 6 additional full-time employees in 2017. We believe that we have good relations with our employees.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4,407,208 for the year ended December 31, 2016 and $4,845,432 for the year ended December 31, 2015. We anticipate that we will continue to incur operating losses through at least 2016.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through September 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

We plan to sell many of our products directly to commercial customers or through potential industry partners. For example, we expect to sell our proprietary electro-optic polymer systems to electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

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

We are developing our proprietary electro-optic polymer systems to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies, as well as our proprietary photonic devices. All of our potential products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products.

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

Prior to purchasing our products, our potential customers will require that our products undergo extensive qualification processes. These qualification processes may continue for several months or more. However, qualification of a product by a customer does not assure any sales of the product to that customer. Even after successful qualification and sales of a product to a customer, a subsequent revision to the product, changes in our customer’s manufacturing process or our selection of a new supplier may require a new qualification process, which may result in additional delays. Also, once one of our products is qualified, it could take several additional months or more before a customer commences volume production of components or devices that incorporate our products. Despite these uncertainties, we are devoting substantial resources, including design, engineering, sales, marketing and management efforts, to qualifying our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of our products to a customer may be precluded or delayed, which may impede our growth and cause our business to suffer.

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

We may grow our business through strategic acquisitions and investments and we are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our product offering, create and/or expand a client base, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

As of December 31, 2016, we have outstanding options and warrants to purchase an aggregate of 18,101,367 shares of our common stock at exercise prices ranging from $0.57 - $1.69 per share with a weighted average exercise price of $0.90 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

The markets that we are targeting for our proprietary electro-optic polymer systems and photonic devices are intensely competitive. Most of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

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

Our technology may be subject to government rights.

We may have obligations to government agencies in connection with the technology that we have developed, including the right to require that a compulsory license be granted to one or more third parties selected by certain government agencies. It may be difficult to monitor whether these third parties will limit their use of our technology to these licensed uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

The loss of certain of our key personnel, or any inability to attract and retain additional personnel, could impair our ability to attain our business objectives.

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Thomas E. Zelibor, our Chief Executive Officer and Chair of the Board of Directors and James S. Marcelli our President and Chief Operating Officer. Accordingly, the loss of the services of either of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

Our Company stores and transmits its proprietary information on its computer systems. We have offices and research and development facilities in Colorado and Delaware, and our operations are dependent upon the connectivity and continuity of our facilities and operations. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information that has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, we use a vendor that uses cyber or “Cloud” storage of information as part of their service or product offerings, and despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

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

From time to time, certain of the Company’s shareholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations.  In general, a non-affiliate stockholder who has satisfied a six-month holding period may, under certain circumstances, sell its shares, without limitation. Any substantial sale of the Company’s common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

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

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to existing common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our certificate of incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

Preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred stock may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock and preferred stock.

Our articles of incorporation and bylaws, and certain provisions of Nevada corporate law, as well as certain of our contracts, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Nevada law, as well as our amended certificate of incorporation and bylaws, contains anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•

authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

•

prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•

empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•

provide that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year;

•

provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws; and

•

provide that our directors will be elected by a plurality of the votes cast in the election of directors.

Nevada Revised Statutes, the terms of our employee stock option agreements and other contractual provisions may also discourage, delay or prevent a change in control of our Company. Nevada Revised Statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute contains certain limitations and it may not apply to our Company. Our 2016 Equity Incentive Plan includes change-in-control provisions that allow us to grant options that may become vested immediately upon a change in control. Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our Company even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

Together, these charter, statutory and contractual provisions could make the removal of our management and directors more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by our founders, executive officers, and members of our board of directors, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our Company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

Our executive and business office headquarters are located at 1831 Lefthand Circle, Suite C, Longmont, CO 80501. We coordinate our operations, optical device design, optical laboratory, thin films laboratory and clean room, and market our services from this space. Our annual base rent for this space is $47,349.

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

		High	Low

2015	1st Quarter	$1.02	$0.73
	2nd Quarter	$0.97	$0.68
	3rd Quarter	$0.79	$0.60
	4th Quarter	$0.87	$0.48

2016	1st Quarter	$0.687	$0.421
	2nd Quarter	$0.64	$0.512
	3rd Quarter	$0.8201	$0.63
	4th Quarter	$0.66	$0.5401

As of March 17, 2017, we have a total of 69,717,642 shares of common stock outstanding, held by approximately 127 record shareholders. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2016.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,637,500 (1)	$0.82	2,720,000
Equity compensation plans not approved by security holders (2)	1,462,500	$0.78	0
Total	7,100,000	$0.81	2,720,000

1.

Reflects shares issued pursuant to our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 3,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. On June 24, 2016, we terminated our 2007 Employee Stock Plan, except as to options to acquire up to 5,738,050 shares of common stock outstanding on that date, and no further awards are made under that plan.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Securities issued for services

Date	Security
January 2016	Warrant – right to buy 125,000 shares of common stock at $.60 per share issued for services.
Jan. –March 2016	Common Stock – 10,282 shares of common stock at average price of $.583 per share issued for services.
April –June 2016	Common Stock – 10,145 shares of common stock at average price of $.59 per share issued for services.
July 2016	Warrant – right to buy 150,000 shares of common stock at $.63 per share issued for services.
July – Sept. 2016	Common Stock – 8,517 shares of common stock at average price of $.70 per share issued for services.
November 2016	Warrants – right to buy 350,000 shares of common stock at $.615 per share issued for services.
Oct – Dec. 2016	Common Stock – 9,551 shares of common stock at average price of $.628 per share issued for services.

Securities issued pursuant to our Employee Stock Plan

Date	Security
February 2016	Option – right to buy 300,000 shares of common stock at $0.68 per share issued for services.
May 2016	Option – right to buy 205,000 shares of common stock at $0.60 per share issued for services.
July 2016	Option – right to buy 15,000 shares of common stock at $0.63 per share issued for services.
November 2016	Option – right to buy 15,000 shares of common stock at $0.60 per share issued for services.
December 2016	Option – right to buy 250,000 shares of common stock at $0.565 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2), 4(a)(5) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

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

Overview

Lightwave Logic, Inc. is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has two business segments to support its development activities, its materials development segment located in Newark, Delaware, and its photonic device design and development segment located in Longmont, Colorado.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2015 we received $4,315,000 in total cash proceeds from the issuance and sale of our common stock and warrants to purchase our common stock. During 2016 we received $$1,553,190 in total cash proceeds from the issuance and sale of our common stock.

Results of Operations

Comparison of fiscal 2016 to fiscal 2015

Revenues

As a development stage company, we had no revenues during the year ended December 31, 2016 and December 31, 2015.  The Company is in various stages of photonic device and material development and evaluation.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $4,135,578 and $4,845,681 for the years ended December 31, 2016 and 2015, respectively, for a decrease of $710,103. The decrease in operating expenses is primarily due to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, investor relations expenses, laboratory materials and supplies and disposal of material and obsolete equipment offset by increases in consulting expenses, salaries and wages and depreciation.

Included in our operating expenses for the year ended December 31, 2016 was $2,474,689 for research and development expenses compared to $2,825,099 for the year ended December 31, 2015, for a decrease of $350,410. The decrease in research and development expenses is primarily due to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, laboratory materials and supplies and disposal of material and obsolete equipment offset by increases in consulting expenses, salaries and wages and depreciation.

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

Non-cash stock compensation and stock option and warrant amortization decreased $397,684 from $760,119 for the year ended December 31, 2015 to $362,435 for the year ended December 31, 2016.

Laboratory material testing expense and electro-optic device development decreased $145,056 from $295,767 for the year ended December 31, 2015 to $150,711 for the year ended December 31, 2016.

Laboratory materials and supplies also decreased $52,508 from $204,115 for the year ended December 31, 2015 to $151,607 for the year ended December 31, 2016.

Disposal of material and obsolete equipment decreased $21,276 from $24,841 for the year ended December 31, 2015 to $3,565 for the year ended December 31, 2016.

Consulting expenses increased $209,859 from $82,424 for the year ended December 31, 2015 to $292,283 for the year ended December 31, 2016.

Wages and salaries and benefits increased $64,274 from $1,031,610 for the year ended December 31, 2015 to $1,095,884 for the year ended December 31, 2016.

Depreciation expense increased $19,804 from $153,261 for the year ended December 31, 2015 to $173,065 for the year ended December 31, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $359,693 to $1,660,889 for the year ended December 31, 2016 from $2,020,582 for the year ended December 31, 2015. The decrease is due primarily to decreases in non-cash stock option and warrant amortization and investor relations expenses offset by increases in salaries and wages and consulting expenses.

Non-cash stock compensation and stock option amortization decreased $422,684 from $670,836 for the year ended December 31, 2015 to $248,152 for the year ended December 31, 2016.

Investor relations expenses decreased by $54,685 from $92,138 for the year ended December 31, 2015 to $37,453 for the year ended December 31, 2016.

General and administrative wages and salaries increased $63,886 from $572,096 for the year ended December 31, 2015 to $635,982 for the year ended December 31, 2016.

Professional fees increased $17,146 from $9,854 for the year ended December 31, 2015 to $27,000 for the year ended December 31, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

Other Income (Expense)

Other expense increased $271,879 to $271,630 for the year ending December 31, 2016 from ($249) for the year ending December 31, 2015, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the nine-month period.

Net Loss

Net loss was $4,407,208 and $4,845,432 for the years ended December 31, 2016 and 2015, respectively, for a decrease of $438,224, due primarily to decreases in non-cash stock option and warrant amortization, outsourced testing and product development expenses, investor relations expenses, laboratory materials and supplies and disposal of material and obsolete equipment offset by increases in consulting expenses, salaries and wages, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and depreciation.

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

Stock Based Compensation

Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2016 and 2015: no dividend yield in both years, expected volatility, based on our Company’s historical volatility, 64% to 78% in 2016 and between 75% to 79% in 2015, risk-free interest rate between 1.05% to 2.06% in 2016 and between 1.44% to 1.70% in 2015 and expected option life of 5 to 5.6 years in 2016 and 5 to 5.75 years in 2015.

As of December 31, 2016, there was $103,451 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2018.

Liquidity and Capital Resources

During the year ended December 31, 2016, net cash used in operating activities was $3,153,292 and net cash used in investing activities was $173,759, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2016 was $1,553,190.  At December 31, 2016, our cash and cash equivalents totaled $1,956,844, our assets totaled $3,187,408, our liabilities totaled $127,886, and we had stockholders’ equity of $3,059,522.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $3,960,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2017.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through September 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

On January 29, 2016, we signed a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. In April 2016, our registration statement became effective, which registered for resale by Lincoln Park under the Purchase Agreement 5,000,000 shares of our common stock. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the year ended December 31, 2016

Net cash used in operating activities was $3,153,292 for the year ended December 31, 2016, primarily attributable to the net loss of $4,407,208 adjusted by $174,359 in warrants issued for services, $436,228 in options issued for services, $295,885 in common stock issued for services, $195,610 in depreciation expenses and patent amortization expenses, $127,549 in prepaid expenses, $24,929 in accounts payable and accrued expenses and $644 gain on disposal of property and equipment.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $173,759 for the year ended December 31, 2016, consisting of $64,096 for purchase of intangibles, $129,163 in asset additions primarily for the Colorado lab facility and $19,500 in proceeds from sale of equipment.

Net cash provided by financing activities was $1,553,190 for the year ended December 31, 2016 and consisted of $1,553,190 in proceeds from resale of common stock to an institutional investor.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position

Thomas E. Zelibor	62	Chair of the Board of Directors; Chief Executive Officer
James S. Marcelli	69	Director; President; Chief Operating Officer
Andrew J. Ashton	43	Director; Senior Vice President; Secretary
William C. Pickett, III	73	Director
Joseph A. Miller	75	Director
Ronald A Bucchi	62	Director
Siraj Nour El-Ahmadi	52	Director
Michael Lebby	56	Director

Business experience of directors, executive officers, and significant employees

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chief Executive Officer and Chair of the Board of Directors (executive) since May 2012. Mr. Zelibor previously served as Non-Executive Chair of the Board of Directors of our Company since October 2011, and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. Mr. Zelibor is in charge of the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company. Mr. Zelibor has over twenty years of strategic planning and senior leadership experience. Mr. Zelibor is currently a director of Nuvectra Corp. Since April 2011, Mr. Zelibor served as the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm. From July 2008 to April 2011, Mr. Zelibor served as the Chief Executive Officer and President of Flatirons Solutions Corp., a professional services firm that provides consulting, systems integration, systems & software engineering, and program management expertise to corporate and government clients. Prior to that time, Mr. Zelibor served in the U.S. Navy in a number of positions, including as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development; Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command. Mr. Zelibor earned his bachelor’s degree from the United States Naval Academy and has been a participant in the Senior Leader in Residence Program and a visiting scholar for the Zell Center for Risk Research at the Kellogg School of Management, Northwestern University.

Mr. James S. Marcelli. Mr. Marcelli has served as an officer and director of our Company since August 2008. Since May 2012, Mr. Marcelli has served as our Company’s President and Chief Operating Officer. Previously, from August 2008 to April 2012, Mr. Marcelli served as our President and Chief Executive Officer. Mr. Marcelli is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation, and also serves as our Company’s principal financial officer. Since 2000, Mr. Marcelli has served as the president and chief executive officer of Marcelli Associates, a consulting company that offers senior management consulting, mentoring, and business development services to start-up and growth companies. Business segments Mr. Marcelli has worked with included an Internet networking gaming center, high-speed custom gaming computers, high tech manufacturing businesses and business service companies.

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

Mr. William C. Pickett. Mr. Pickett has served as a director of our Company since January 2008, and he currently serves a member of our Audit Committee. Mr. Pickett enjoyed a 32 year career with E.I. DuPont de Nemours & Co., where he worked in numerous financial leadership positions, including serving from February 2002 to April 2004 as Chief Financial Officer of Invista, DuPont’s $7 billion man-made fibers company, which was ultimately sold to Koch Industries, Inc. From 2005 through 2011, Mr. Pickett served on the Board of Directors of the Ronald McDonald House of Delaware. He also served as Treasurer, was a member of the Executive Committee, and chaired the Finance Committee. From 2004 through 2015, Mr. Pickett served on the Board of Trustees of Operation Warm, a not-for-profit organization, and chaired their Audit Committee. Mr. Pickett received his MBA from the Harvard Business School and a BA from Trinity College.

Dr. Joseph A. Miller, Jr.  Dr. Miller has served as a director of our Company since May 10, 2011. From 2002 to May 2012, Dr. Miller served as Executive Vice President and Chief Technology Officer of Corning Incorporated, having joined Corning Incorporated in 2001 as Senior Vice President and Chief Technology Officer.  Prior to joining Corning Incorporated, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as Chief Technology Officer and Senior Vice President for Research and Development since 1994.  Dr. Miller began his career with DuPont in 1966.  Dr. Miller is a director and Non-executive Chairman of Nuvectra Corp., and he previously served as a director for Greatbatch, Inc. He holds a doctorate degree in Chemistry from Penn State University.

Mr. Ronald A. Bucchi. Mr. Bucchi has served as a director of our Company since June 11, 2012, and he currently serves a member of our Audit Committee.  Mr. Bucchi is currently a self employed C.P.A. with a specialized practice that concentrates in CEO consulting, strategic planning, mergers, acquisitions, business sales and tax. He works with domestic and international companies. Mr. Bucchi is currently a member of the board of directors of First Connecticut Bancorp, Inc., serving on Asset Liability Committee, the Governance and Loan committees in addition to chairing the Audit committee. He is currently the Treasurer and a member of the Board of Directors of the Petit Family Foundation, Inc. He has served on numerous other community boards and is past Chairman of the Wheeler Clinic and the Wheeler YMCA. He is a member of the Connecticut Society of Certified Public Accountants, American Institute of Certified Public Accountants and the National Association of Corporate Directors. Mr. Bucchi is a graduate of the Harvard Business School Executive Education program with completed course studies in general board governance, audit and compensation and a graduate of Central Connecticut State University where he received his B.S. in Accounting.

Mr. Siraj Nour El-Ahmadi. Mr. El-Ahmadi has served as a director of our Company since October 2, 2013, and he currently serves a member of our Audit Committee. Since 2004, Mr. El-Ahmadi has served as Founder, President and Chief Executive Officer of Menara Networks, a developer of innovative products and solutions that simplify layered optical transport networks. Mr. El-Ahmadi has over 17 years of experience in optical transmission in particular and the telecom industry in general. Prior to founding Menara, Mr. El-Ahmadi served as Vice President-Marketing & Product Management at Nortel where he was responsible for the OPTera LH 4000 ULR product (acquired from Qtera) that achieved over $200M in revenues in its first two years. Prior to that, Mr. El-Ahmadi was the Product Architect & Vice President of Product Management at Qtera Corporation, a successful technology start-up acquired by Nortel in 2000 for $3.25 billion. Mr. El-Ahmadi also held a Senior Manager position at Bell Northern Research and worked as a Transmission Engineer at WilTel (WorldCom) where he evaluated and deployed the world first bidirectional EDFA and bi-directional WDM transmission. Mr. El-Ahmadi holds a BS and MS in Electrical Engineering from the University of Oklahoma, is a member of Eta Kappa Nu and is the inventor of 11 patents, issued or pending, in the area of optical communications. He has authored a number of publications and is a frequent speaker at telecom and optical networking events and conferences.

Dr. Michael Lebby. Dr. Lebby has served as a director of our Company since August 26, 2015, and he currently serves a member of our Operations Committee. From June 2013 to present, Dr. Lebby has served as President and CEO of OneChip Photonics, Inc., a privately held company headquartered in Ottawa, Canada, that is a leading provider of low-cost, small-footprint, high-performance indium phosphide (InP)-based photonic integrated circuits (PICs) and PIC-based optical sub-assemblies (OSAs) for the Data Center markets. Also, Dr. Lebby presently serves as part-time full professor, and chair of optoelectronics at Glyndwr University in Wales, UK, and as a consultant to bring forward advanced materials, device, and integrated photonics technologies that will generate high margin value as products.  Since 2015, Dr. Lebby has been focusing on InP-based photonic integrated circuits (PICs) and optoelectronic integrated circuits (OEICs) for the datacenter segment and has been instrumental in assembling California’s proposal (via USC) to the Federal Government for an integrated photonics manufacturing institute.  Dr. Lebby holds a Doctor of Engineering, a Ph.D., a MBA and a Bachelors degree, all from the University of Bradford, United Kingdom.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exception: Mr. Tom Zelibor filed one late Form 4 to report an employee stock option he acquired directly from the Company, which occurred due to clerical error.

Code of Ethics

Our Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Ethics and Business Conduct is available for review on the “Investors - Governance” page of our Company’s website www.lightwavelogic.com. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 20, 2016.

Audit Committee

Our Company has in place a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our audit committee is governed by an audit committee charter, a current copy of which is available to security holders on our web site located at www.lightwavelogic.com.

Our audit committee has reviewed and discussed the audited financial statements with management and has discussed with its independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T.  The audit committee has received the written disclosures and the letter from its independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence, and has discussed with its independent accountant the independent accountant’s independence. Based on the review and discussions described above, the audit committee recommended to the Board of directors that the audited financial statements be included in our Annual Report on Form 10-K for the last fiscal year for filing with the Securities and Exchange Commission.

Our audit committee is comprised of Ronald A. Bucchi, William C. Pickett, III and Siraj Nour El-Ahmadi.  Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. Mr. Bucchi is an independent director, as defined below in Certain Relationships and Related Transactions, and Director Independence.

Item 11.	Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	All Other Compensation ($) (g)	Total ($) (h)

Thomas E. Zelibor	2016	350,000	0	0	105,493	2,440	457,933
CEO, Chmn. of the Board (1)	2015	350,000	0	0	188,402	2,440	540,842

James S. Marcelli	2016	225,000	15,000	0	7,203	11,051	258,254
President, COO, Director (2)	2015	219,167	0	0	522,716	2,150	744,033

1.

Mr. Zelibor receives a salary of $29,166.66 per month pursuant to his March 3, 2014 employment agreement, which also provided for him to receive an option to purchase up to 40,000 shares of common stock at an exercise price of $0.92 per share. Additionally, in the event Mr. Zelibor’s employment terminates upon his death and key man life insurance is in place for Mr. Zelibor, our Company will continue to pay the base cash compensation described in Mr. Zelibor’s employment agreement to his estate through the remainder of term of his employment agreement, or 12 months, whichever is longer. On July 1, 2015, (i) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share issued July 11, 2008 and set to expire on July 10, 2015; (ii) an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share issued August 29, 2008 and set to expire on August 29, 2015; and (iii) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share issued December 13, 2010 and set to expire on December 12, 2015 were cancelled, and on that same date, Mr. Zelibor received an option to purchase up to 350,000 shares of common stock at an exercise price of $.70 that vested immediately. On November 10, 2015, Mr. Zelibor was granted an option to purchase up to 100,000 shares of common stock at an exercise price of $.86 per share. The option vests 12,500 shares on January 1, 2016 and the remaining vest quarterly in equal installments of 12,500 shares beginning April 1, 2016. On December 20, 2016, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $0.565 per share that vested immediately. The amount in column (g) reflects a salary gross up for long term disability premium payments.  Mr. Zelibor’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

2.

Mr. Marcelli receives a salary of $18,750 per month pursuant to his August 1, 2015 employment agreement, which also provides for him to receive an option to purchase up to 50,000 shares of common stock at an exercise price of $0.67 per share. The options vest 12,500 immediately and the remainder in equal quarterly installments of 12,500 shares. Additionally, in the event Mr. Marcelli’s employment terminates upon his death and key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the base cash compensation described in Mr. Marcelli’s employment agreement to his estate through the remainder of term of his employment agreement, or 12 months, whichever is longer. On July 1, 2015, (i) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.50 per share issued August 1, 2010 and set to expire on July 31, 2015; and (ii) an option to purchase up to 1,050,000 shares of common stock at an exercise price of $1.75 per share issued August 1, 2008 and set to expire on July 31, 2015, were cancelled, and on that same date, Mr. Marcelli received an option to purchase up to1,150,000 shares of common stock at an exercise price of $.70 that vested immediately. On March 31, 2016, Mr. Marcelli received a cash bonus of $15,000. The amount in column (g) reflects a salary gross up for long term disability premium payments and, during 2016, a gross up for payment of taxes on the cash bonus.   Mr. Marcelli’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

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

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2016, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)	Number of shares or units of stock that have not vested (#) (g)	Market value of shares of units of stock that have not vested ($) (h)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#) (i)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($) (j)

Thomas E. Zelibor	—	—	—	—	—	—	—	—	—
CEO, Chairman of the	50,000	50,000	—	0.86	11/09/25	—	—	—	—
Board(1)(3)	350,000	—	—	0.70	6/30/25	—	—	—	—
	250,000	—	—	0.565	12/19/26	—	—	—	—
	500,000	—	—	1.30	4/30/22	—	—	—	—
	40,000	—	—	0.92	3/4/24	—	—	—	—

James S. Marcelli	50,000	—	—	0.67	8/9/25	—	—	—	—
President, COO,	1,150,000	—	—	0.70	6/30/25	—	—	—	—
Director(2)(3)	100,000	—	—	1.00	5/16/23	—	—	—	—

(1)

On November 10, 2015, Mr. Zelibor received an option to purchase up to 100,000 shares of common stock at an exercise price of $.86 per share. The option vests 12,500 shares on January 1, 2016 and the remaining vest quarterly in equal installments of 12,500 shares beginning April 1, 2016. On July 1, 2015, Mr. Zelibor received an option to purchase up to 350,000 shares of common stock at an exercise price of $.70 that vested immediately. On March 4, 2014, Mr. Zelibor received an option to purchase 40,000 shares of common stock at an exercise price of $0.92 per share. The options vested quarterly over one year in equal installments of 10,000 beginning April 1, 2014. On May 1, 2012, Mr. Zelibor received an option to purchase up to 500,000 shares of common stock at an exercise price of $1.30 per share. The options vested quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012.  On December 20, 2016, Mr. Zelibor received an option to purchase up to 250,000 shares of common stock at an exercise price of $0.565 per share. The option vested immediately.

(2)

On August 10, 2015, Mr. Marcelli received an option to purchase 50,000 shares of common stock.  The options vest 12,500 immediately and the remainder in equal quarterly installments of 12,500 shares.  On July 1, 2015, Mr. Marcelli received an option to purchase up to 1,150,000 shares of common stock at an exercise price of $.70 that vested immediately.  August 1, 2013, Mr. Marcelli received an option to purchase up to 100,000 shares of common stock. The options vested in equal installments of 25,000 options with the first installment vesting on August 1, 2013 and the remaining installments vesting quarterly commencing on October 1, 2013.

(3)

In the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2016 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Thomas E. Zelibor (1)	—	—	—	—	—	—	—
James S. Marcelli (1)	—	—	—	—	—	—	—
Andrew J. Ashton (1)	—	—	—	—	—	—	—
William C. Pickett, III (2)	—	—	21,475	—	—	—	21,475
Joseph A. Miller (3)	—	—	88,851	—	—	—	88,851
Ronald A. Bucchi, (4)	—	—	21,475	—	—	—	21,475
Siraj Nour El-Ahmadi (5)	—	—	57,726	—	—	—	57,726
George L. Lauro (6)	—	—	52,187	—	—	—	52,187
Michael Lebby (7)	40,000	24,000	44,129	—	—	—	108,129

(1)

Serves as an executive officer and a director, but receives no additional compensation for serving as a director.

(2)

On March 4, 2015, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On February 1, 2016, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. As of December 31, 2016, Mr. Pickett holds options to purchase up to 600,000 shares of common stock.

(3)

On May 10, 2016, Dr. Miller received an option to purchase up to 200,000 shares of common stock at an exercise price of $.60 that vest immediately. On March 4, 2015, Dr. Miller received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On February 1, 2016, Dr. Miller received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. As of December 31, 2016, Dr. Miller holds options to purchase up to 350,000 shares of common stock.

(4)

On June 11, 2012, Mr. Bucchi received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.90 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on June 11, 2013. On March 4, 2015, Mr. Bucchi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On February 1, 2016, Mr. Bucchi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. As of December 31, 2016, Mr. Bucchi holds options to purchase up to 400,000 shares of common stock.

(5)

On November 1, 2013, Mr. El-Ahmadi received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.93 that vest pursuant to the following schedule: 50,000 shares on November 1, 2013 and the remaining options vest in equal annual installments of 50,000 options per year commencing on November 1, 2014. On March 4, 2015, Mr. El-Ahmadi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On February 1, 2016, Mr. El-Ahmadi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. As of December 31, 2016, Mr. El-Ahmadi holds options to purchase up to 350,000 shares of common stock.

(6)

On May 12, 2014, Mr. Lauro received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.763 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on May 12, 2015.  On March 4, 2015, Mr. Lauro received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2015.  On February 1, 2016, Mr. Lauro received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. Mr. Lauro resigned as a member of our Board of Directors, effective on July 31, 2016.

(7)

During 2016 Dr. Lebby received $40,000 in cash and 35,498 shares of common stock as compensation for serving on our Operations Committee. On August 26, 2015, Dr. Lebby received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.69 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on August 26, 2016.  On February 1, 2016, Dr. Lebby received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 10,000 options per year commencing on April 1, 2016. As of December 31, 2016, Dr. Lebby holds options to purchase up to 250,000 shares of common stock.

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

The following table sets forth, as of March 17, 2017, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class Owned (3)

Mary Goetz	4,517,306	6.4%

(1)

In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(4)

Based on 69,717,642 shares of common stock outstanding on March 17, 2017. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 17, 2017, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)

Thomas E. Zelibor Chief Executive Officer, Principal Executive Officer and Chair of the Board of Directors	1,271,824	(5)	1.8%
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer and Director	1,553,400	(6)	2.2%
Andrew J. Ashton Senior Vice President, Secretary, and Director	2,981,667		4.2%
William C. Pickett, III Director	651,000	(7)	*
Joseph A. Miller, Jr. Director	406,800	(8)	*
Ronald A. Bucchi Director	617,400	(9)	*
Siraj Nour El-Ahmadi Director	350,000	(10)	*
Michael Lebby Director	217,156	(11)	*
Directors and Officers as a Group (8 Persons):	8,049,247		11.5%

———————

* Less than 1%.

(1)

In care of our Company at 1831 Lefthand Circle, Suite C, Longmont, CO 80501.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 17, 2017.

(3)

Based on 69,717,642 shares of common stock outstanding on March 17, 2017. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 17, 2017, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 50,124 shares of common stock, an option to purchase up to 1,215,000 shares of common stock exercisable within 60 days from March 17, 2017 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 17, 2017.

(6)

Consists of 246,700 shares of common stock, an option to purchase up to 1,300,000 shares of common stock exercisable within 60 days from March 17, 2017, and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 17, 2017.

(7)

Consists of 21,000 shares of common stock and an option to purchase up to 630,000 of common stock exercisable within 60 days from March 17, 2017.

(8)

Consists of 13,400 shares of common stock, options to purchase up to 380,000 shares of common stock exercisable within 60 days from March 17, 2017 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 17, 2017.

(9)

Consists of 174,000 shares of common stock, an option to purchase up to 430,000 shares of common stock exercisable within 60 days from March 17, 2017 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 17, 2017. Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(10)

Consists of an option to purchase up to 350,000 shares of common stock exercisable within 60 days from March 17, 2017.

(11)

Consists of 57,156 shares of common stock and an option to purchase up to 160,000 shares of common stock exercisable within 60 days from March 17, 2017.

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

Director Independence

Although we are currently traded on the Over-the-Counter Markets, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our Board of Directors has affirmatively determined that five of our directors, William C. Pickett, III, Joseph A. Miller, Jr., Ronald A. Bucchi, Siraj Nour El-Ahmadi and Michael Lebby are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. Three members of our Board of Directors, Thomas E. Zelibor, James S. Marcelli and Andrew J. Ashton, are not are independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2016 and 2015 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $61,375 for the year ended December 31, 2016; and $54,400 for the year ended December 31, 2015.

Audit-Related Fees.

Fees billed for the years ended December 31, 2016 and December 31, 2015 for assurance and related services by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2016 and $0 for the year ended December 31, 2015.

Tax Fees.

Fees billed for the year ended December 31, 2016 for tax compliance by Morison Cogen, LLP was $6,000; and for the year ended December 31, 2015 was $6,000.

All Other Fees.

Fees billed for the years ended December 31, 2016 and December 31, 2015 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2016 and $0 for the year ended December 31, 2015.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2016 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets
Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation filed June 8, 2015	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.2	Bylaws	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.3	Amendments to Bylaws	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on July 31, 2013
10.1	Purchase Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.2	Registration Rights Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.3	Termination Agreement, dated as of February 1, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.4	Operations Committee Charter – August 2016	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
10.5	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.6	Form of Non-qualified Stock Option Award Agreement - Employees	Filed herewith
10.7	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Filed herewith
10.8	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Filed herewith
14.1	Code of Ethics and Business Conduct	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Thomas E. Zelibor
Thomas E. Zelibor,
Chief Executive Officer
(Principal Executive Officer)

Date:  March 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas E. Zelibor	Chief Executive Officer, (Principal Executive Officer) Chmn. of the Board of Directors	March 17, 2017
Thomas E. Zelibor

/s/ James S. Marcelli	President, Chief Operating Officer, (Principal Financial Officer) Director	March 17, 2017
James S. Marcelli

/s/ Andrew J. Ashton	Senior Vice President & Secretary, Director	March 17, 2017
Andrew J. Ashton

/s/ Siraj Nour El-Ahmadi	Director	March 17, 2017
Siraj Nour El-Ahmadi

/s/ William C. Pickett, III	Director	March 17, 2017
William C. Pickett, III

/s/ Joseph A. Miller	Director	March 17, 2017
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 17, 2017
Ronald A. Bucchi

/s/ Michael Lebby	Director	March 17, 2017
Michael Lebby

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Lightwave Logic, Inc.

Longmont, Colorado

We have audited the accompanying balance sheets of Lightwave Logic, Inc., as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. Lightwave Logic, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lightwave Logic, Inc., as of December 31, 2016 and 2015 and results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MORISON COGEN LLP

Blue Bell, Pennsylvania

March 17, 2017

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,956,844	$3,730,705
Prepaid expenses and other current assets	136,942	264,491
	2,093,786	3,995,196

PROPERTY AND EQUIPMENT - NET	425,650	495,062

OTHER ASSETS
Intangible assets - net	667,972	619,767

TOTAL ASSETS	$3,187,408	$5,110,025

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$65,027	$32,852
Accounts payable and accrued expenses - related parties	5,559	5,069
Accrued expenses	57,300	65,036

TOTAL LIABILITIES	127,886	102,957

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 68,077,288 and 65,237,879 issued and outstanding at December 31, 2016 and December 31, 2015	68,078	65,238
Additional paid-in-capital	48,998,073	46,541,251
Accumulated deficit	(46,006,629)	(41,599,421)

TOTAL STOCKHOLDERS' EQUITY	3,059,522	5,007,068

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,187,408	$5,110,025

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2016 AND 2015

	For the	For the
	Year Ending	Year Ending
	December 31, 2016	December 31, 2015

NET SALES	$—	$—

COST AND EXPENSE
Research and development	2,474,689	2,825,099
General and administrative	1,660,889	2,020,582
	4,135,578	4,845,681

LOSS FROM OPERATIONS	(4,135,578)	(4,845,681)

OTHER INCOME (EXPENSE)
Interest income	255	249
Commitment fee	(271,885)	—

NET LOSS	$(4,407,208)	$(4,845,432)

Basic and Diluted Loss per Share	$(0.07)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	66,201,531	60,326,470

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2016 AND 2015

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued in private placement	6,793,767	6,794	4,308,206	—	4,315,000
Common stock issued for services	62,258	62	48,901	—	48,963
Options issued for services	—	—	1,339,692	—	1,339,692
Warrants issued for services	—	—	91,263	—	91,263
Net loss for the year ending December 31, 2015	—	—	—	(4,845,432)	(4,845,432)

BALANCE AT DECEMBER 31, 2015	65,237,879	$65,238	$46,541,251	$(41,599,421)	$5,007,068

Common stock issued to institutional investor	2,400,000	2,400	1,550,790	—	1,553,190
Common stock issued for additional commitment shares	400,481	401	271,484	—	271,885
Common stock issued for services	38,928	39	23,961	—	24,000
Options issued for services	—	—	436,228	—	436,228
Warrants issued for services	—	—	174,359	—	174,359
Net loss for the year ending December 31, 2016	—	—	—	(4,407,208)	(4,407,208)

BALANCE AT DECEMBER 31, 2016	68,077,288	$68,078	$48,998,073	$(46,006,629)	$3,059,522

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2016 AND 2015

	For the	For the
	Year Ending	Year Ending
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,407,208)	$(4,845,432)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	174,359	91,263
Stock options issued for services	436,228	1,339,692
Common stock issued for services and fees	295,885	48,963
Depreciation and amortization of patents	195,610	179,907
Gain on disposal of property and equipment	(644)	—
(Increase) decrease in assets
Prepaid expenses and other current assets	127,549	(136,264)
Increase (decrease) in liabilities
Accounts payable	32,175	(145,313)
Accounts payable and accrued expenses-related parties	490	(5,254)
Accrued expenses	(7,736)	31,683

Net cash used in operating activities	(3,153,292)	(3,440,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(64,096)	(29,577)
Purchase of equipment, furniture and leasehold improvements	(129,163)	(279,903)
Sale of property and equipment	19,500	—

Net cash used in investing activities	(173,759)	(309,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, private placement	—	4,315,000
Issuance of common stock, institutional investor	1,553,190	—

Net cash provided by financing activities	1,553,190	4,315,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,773,861)	564,765

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,730,705	3,165,940

CASH AND CASH EQUIVALENTS - END OF YEAR	$1,956,844	$3,730,705

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Lightwave Logic, Inc., (the “Company”) was organized under the laws of the State of Nevada in 1997 as Eastern Idaho Internet Service, Inc. The Company was engaged in an unrelated business until June 30, 1998, at which time the principal assets of that business were sold and operations were discontinued. The Company was inactive until the acquisition of PSI-TEC Corporation (“PSI-TEC”) on July 14, 2004, which is when the Company commenced with its current business and changed its name to PSI-TEC Holdings, Inc.

Merger

On July 14, 2004, the Company acquired PSI-TEC in a share exchange, which was considered to be a capital transaction in substance rather than a business combination, and was accounted for as a change of capital structure under accounting principles generally accepted in the United States. On October 20, 2006, the Company and PSI-TEC merged and the Company changed its name to Third-Order Nanotechnologies, Inc. On March 10, 2008, the Company changed its name to Lightwave Logic, Inc.

Basis of Presentation

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2016, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The amendments were adopted as of December 31, 2016, see Note 2 for management’s evaluation and disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. The Company anticipates that the impact of this guidance on the financial statements will not be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact of adoption of this guidance will have on the financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,360,000. Based upon the current cash position and expenditures of approximately $330,000 per month and no debt service, management believes the Company has sufficient funds to finance its operations through September 2017. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. A registration statement related to the transaction filed with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period with the remaining available amount of $17,374,650. The Company has raised $1,553,190 as of December 31, 2016. Since January 1, 2017, the Company has raised an additional $1,072,160.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015

Office equipment	$55,817	$51,323
Lab equipment	789,135	722,555
Furniture	32,693	26,028
Leasehold improvements	231,859	231,859
	1,109,504	1,031,765
Less: Accumulated depreciation	683,854	536,703

	$425,650	$495,062

Depreciation expense for the years ending December 31, 2016 and 2015 was $179,720 and $160,068. During the second quarter of 2016, the Company sold equipment for proceeds of $19,500 and a gain of $644.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expenses on the Spacer and Chromophore patents granted by the United States Patent and Trademark Office in February 2011, April 2011 and September 2012, which are amortized over the remaining legal life and Chromophore patent granted by the Australian Patent Office in November 2012, which is amortized over the remaining legal life. Certain patent applications are abandoned by the Company when the claims are covered by patents already granted to the Company. Patent applications abandoned have been written off at full capitalized cost. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.

Patents consists of the following:

	December 31, 2016	December 31, 2015

Patents	$754,259	$690,162
Less: Accumulated amortization	86,287	70,395

	$667,972	$619,767

Amortization expense for the years ending December 31, 2016 and 2015 was $15,891 and $19,839. Expense for abandoned patents for claims covered by patents already granted to the Company for the years ending December 31, 2016 and 2015 was $0 and are recorded in research and development expenses.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 5 – COMMITMENTS

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

DECEMBER 31,	AMOUNT

2017	$66,732
2018	50,274
2019	6,307

TOTAL	$123,313

Rent expense approximating $100,072 and $18,940 is included in research and development and general and administrative expenses for the year ended December 31, 2016. Rent expense approximating $104,724 and $18,347 is included in research and development and general and administrative expenses for the year ended December 31, 2015.

NOTE 6 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2016	2015

Current	$(1,633,000)	$(1,468,000)
Deferred	568,000	346,000
Change in valuation allowance	1,065,000	1,122,000

	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2016		2015

	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,499,000)	(34)	$(1,647,000)	(34)
State tax, net of federal tax effect	(397,000)	(9)	(436,000)	(9)
Non-deductible share-based compensation	831,000	19	961,000	20
Other non-deductible	—	—	—	—
Change in valuation allowance	1,065,000	24	1,122,000	23

	$—	—	$—	—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015

Deferred tax asset for NOL carryforwards	$14,676,000	$13,043,000
Share-based compensation	2,649,000	3,217,000
Accrued expenses	—	—
Valuation allowance	(17,325,000)	(16,260,000)

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $17,325,000 and $16,260,000, respectively. The change in the total valuation for the years ended December 31, 2016 and 2015 was an increase of $1,065,000 and $1,122,000, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2016, the Company had net operating loss carry forwards of approximately $34,129,000, expiring through the year ending December 31, 2036. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FASB ASC 740.10 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2016, the Company had no unrecognized tax benefits and no charge during 2016, and accordingly, the Company did not recognize any interest or penalties during 2016 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2016.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants

In November 2010, under the 2007 Employee Stock Option Plan the board of directors approved a grant to an outside director an option to purchase up to 100,000 shares of common stock at a purchase price of $1.00 per share. The option was granted on December 13, 2010, vesting 25,000 on December 13, 2010 and the remaining in equal annual installments of 25,000 over the next three years commencing November 4, 2011. In September 2015, the option to purchase 100,000 shares of common stock was extended for 5 years. The incremental increase in fair value of the modified option was $33,393, using the Black-Scholes Option Pricing Formula, and was expensed immediately. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $33,393 of expense. As of December 31, 2016, the option to purchase 100,000 shares of common stock is still outstanding.

In June 2012, under the 2007 Employee Stock Option Plan the board of directors appointed a new member of the board of directors and approved a grant of an option to purchase up to 200,000 shares of common stock at a purchase price of $0.90 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $145,150, fair value. The option expires in 5 years and vests 50,000 immediately and the remaining in annual equal installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $16,008 of expense. As of December 31, 2016, options to purchase 200,000 shares of common stock are still outstanding.

In March 2013, under the 2007 Employee Stock Option Plan the board of directors approved a grant to a new employee of an option to purchase up to 75,000 shares of common stock at a purchase price of $1.16 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $81,076, fair value. The option expires in 10 years with 9,375 vesting quarterly from date of grant. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $6,551 of expense. In November 2015, the options to purchase 75,000 shares of common stock forfeited.

In June 2013, the Company signed a purchase agreement and registration rights agreement with an institutional investor to sell up to $20,000,000 of common stock. For the year ending December 31, 2016 and 2015, the institutional investor did not purchase shares of common stock and the Company did not issue shares of common stock as additional commitment fee. On February 1, 2016, the Company and the institutional investor entered into an agreement to terminate the purchase agreement and registration rights agreement.

In October 2013, under the 2007 Employee Stock Option Plan the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.93 per share for a directorship commencing November 1, 2013. The option was valued at $174,106, fair value using the Black-Scholes option pricing model. The option expires in 10 years with 50,000 vesting in annual installments commencing November 1, 2013. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $36,251 and $43,527 of expense. As of December 31, 2016, the option to purchase 200,000 shares of common stock is still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan the Company issued options to a new employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $23,304, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 3,750 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $1,552 and $11,652 of expense. As of December 31, 2016, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan the Company issued options to a new employee to purchase 75,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $58,384, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 9,375 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $4,363 and $29,192 of expense. As of December 31, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In March 2014, under the 2007 Employee Stock Option Plan the Company issued options to a new employee to purchase 50,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $38,922, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 6,250 from date of employment. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $3,331 and $19,427 of expense. As of December 31, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 125,000 shares of common stock at a purchase price of $0.92 per share. The option was valued at $96,211, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting in quarterly equal installments of 15,625 commencing April 1, 2014. The option is expensed over the vesting term. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $24,183 of expense. In August 2015, the right to purchase 31,250 shares of common stock under the option forfeited. In November 2015, the right to purchase the remaining 93,750 shares of common stock under the option forfeited.

In March 2014, under the 2007 Employee Stock Option Plan the Company issued options to an employee to purchase 30,000 shares of common stock at a purchase price of $0.92 per share. The options were valued at $22,222, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 7,500 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $60 of expense. As of December 31, 2016, the options to purchase 30,000 shares of common stock are still outstanding.

In March 2014, under the 2007 Employee Stock Option Plan the Company issued options to purchase 40,000 shares of common stock at a purchase price of $0.92 per share to its Chief Executive Officer as part of a new employment agreement. The options were valued at $29,630, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting in quarterly equal installments of 10,000 commencing April 1, 2014. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $80 of expense. As of December 31, 2016, the options to purchase 40,000 shares of common stock are still outstanding.

In May 2014, under the 2007 Employee Stock Option Plan the Company issued options to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The options were valued at $122,515 using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $30,712 and $30,628 of expense. As of December 31, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During July 2014, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $0.95 per share for accounting services to be rendered over a twelve month period commencing July 1, 2014. The warrant was valued at $53,288, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 8,333 vesting immediately, 8,333 vesting per month on the first day of the next ten months and 8,337 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $21,238 of expense. As of December 31, 2016, the warrant to purchase 100,000 shares of common stock is still outstanding.

In December 2014, the board of directors approved a grant to a senior advisor effective January 1, 2015 of a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $46,576, fair value. The warrant expires in 5 years and vests 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. The warrant is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $46,576 of expense. As of December 31, 2016, the warrants to purchase 100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In December 2014, under the 2007 Employee Stock Option Plan the board of directors approved a grant to an employee effective January 1, 2015 to purchase 15,000 shares of common stock at a purchase price of $0.77 per share. The options were valued at $7,362, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years vesting 7,500 immediately and 7,500 in 3 months from the effective date of the option agreement. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $7,362 of expense. As of December 31, 2016, the options to purchase 15,000 shares of common stock are still outstanding.

During 2015 the Company issued 37,500 shares, with a fair value of $30,575, to a firm for investor relations services. For the year ending December 31, 2015, the Company recognized $30,575 of expense.

In March 2015, under the 2007 Employee Stock Option Plan, the Company issued options to the Company’s five independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.80 per share. Each option was valued at $24,901, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2015. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $124,505 of expense. As of December 31, 2016, the options to purchase 250,000 shares of common stock are still outstanding.

In March 2015, under the 2007 Employee Stock Option Plan the Company issued an option to an employee to purchase 2,500 shares of common stock at a purchase price of $0.80 per share. The option was valued at $1,231, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years vesting immediately. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $0 and $1,231 of expense. As of December 31, 2016, the options to purchase 2,500 shares of common stock are still outstanding.

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

During May 2015 through June 2015, the Company issued 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock expiring five years from the date of purchase, for proceeds of $1,915,000 in accordance to a private placement memorandum as amended on May 27, 2015. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $100,000 per unit, with each unit comprised of 147,060 shares and a warrant to purchase 73,530 shares of common stock at $0.85 per share and a warrant to purchase 73,530 shares of common stock at $1.02 per share. The warrants to purchase 1,408,102 shares of common stock at $0.85 per share are still outstanding as of December 31, 2016. The warrants to purchase 1,408,097 shares of common stock at $1.02 per share are still outstanding as of December 31, 2016. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

During July 2015, under the 2007 Employee Stock Option Plan, the Company issued to employees and a director options to purchase 2,100,000 shares of common stock at a purchase price of $0.70 per share. The options were valued at $931,284, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest immediately. The options are expensed over the vesting terms. All the options issued replaced options that either expired or were canceled. For the year ending December 31, 2016 and 2016, the Company recognized $0 and $931,284 of expense. As of December 31, 2016, the options to purchase 2,100,000 shares of common stock are still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for accounting services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $46,897, fair value at December 31, 2015, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 10,416 vesting immediately, 10,416 vesting per month on the first day of the next ten months and 10,424 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2016 and 2015, the Company recognized $23,452 and $23,449 of expense. As of December 31, 2016, the warrants to purchase 125,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 50,000 shares of common stock at a purchase price of $0.67 per share. The option was valued at $19,930, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 12,500 immediately and the remaining in equal quarterly installments of 12,500 over the next three quarters. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $7,203 and $12,727 of expense. As of December 31, 2016, the options to purchase 50,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued options to three employees to purchase an aggregate of 75,000 shares of common stock at a purchase price of $0.69 per share. The options were valued at $32,734, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years and vest 15,000 immediately and the remaining in equal quarterly installments of 15,000 over the next four quarters. The options are expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $17,142 and $15,582 of expense. As of December 31, 2016, the options to purchase 75,000 shares of common stock are still outstanding.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $22,654 and $30,518 of expense. As of December 31, 2016, the options to purchase 200,000 shares of common stock are still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued options to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting terms. For the year ending December 31, 2016 and 2015, the Company recognized $8,196 and $1,782 of expense. As of December 31, 2016, the options to purchase 35,000 shares of common stock are still outstanding.

During November 2015 through December 2015, the Company issued 3,977,568 shares of common stock and warrants to purchase 3,977,568 shares of common stock expiring five years from the date of purchase, for proceeds of $2,400,000 in accordance with a private placement memorandum, as amended on November 10, 2015. Pursuant to the terms of the offering, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 82,866 shares and a warrant to purchase 82,866 shares of common stock at $0.80 per share. The warrants to purchase 3,977,568 shares of common stock at $0.80 per share are still outstanding as of December 31, 2016. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During November 2015, under the 2007 Employee Stock Option Plan, the Company granted options effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The options expire November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 options commencing April 1, 2016. The options were valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $20,649 of expense. As of December 31, 2016, the options to purchase 100,000 shares of common stock are still outstanding.

In December 2015, the board of directors approved a grant to a senior advisor effective January 1, 2016 of a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $44,868, fair value. The warrant expires in 5 years and vests 31,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. The warrant is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $46,947 of expense. As of December 31, 2016, the warrant to purchase 125,000 shares of common stock is still outstanding.

During 2016 and 2015 the Company issued 38,928 shares and 24,758 shares, respectively, with a fair value of $42,387, to directors serving as a member of the Company’s Operations Committee. For the year ending December 31, 2016 and 2015, the Company recognized $24,000 and $18,387 of expense. During January and February 2017, the Company issued 5,510 additional shares of common stock valued at $4,000.

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the year ending December 31, 2016, the institutional investor purchased 2,400,000 shares of common stock for proceeds of $1,553,190 and the Company issued 50,481 shares of common stock as an additional commitment fee, valued at $33,920, fair value, leaving 599,519 in reserve for additional commitment fees. During January, February and March 2017, the institutional investor purchased 1,600,000 shares of common stock for proceeds of $1,072,160 and the Company issued 34,844 shares of common stock as additional commitment fee, valued at $24,754, fair value, leaving 564,675 in reserve for additional commitment fees.

In February 2016, under the 2007 Employee Stock Option Plan, the Company issued options to the Company’s six independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.68 per share. Each option was valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with an aggregate of 20,000 vesting immediately and the remaining vest in quarterly equal installments of 10,000 commencing April 1, 2016. The options are expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $128,850 of expense. As of December 31, 2016, the options to purchase 300,000 shares of common stock are still outstanding.

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to a director to purchase 200,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $67,376, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $67,376 of expense. As of December 31, 2016, the option to purchase 200,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 5,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $1,738, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vesting in quarterly equal installments of 625 commencing August 4, 2016. The option is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $571 of expense. As of December 31, 2016, the option to purchase 5,000 shares of common stock is still outstanding.

Effective June 24, 2016, the 2007 Employee Stock Plan was terminated. The Board of Directors approved a new 2016 Equity Incentive Plan in the amount of 3,000,000 shares on April 15, 2016, which the Company’s shareholders approved on May 20, 2016.

In July 2016, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 15,000 shares of common stock at a purchase price of $0.63 per share. The option was valued at $6,216, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,875 commencing on September 27, 2016. The option is expensed over the vesting term. For the year ending December 31, 2016, the Company recognized $1,580 of expense. As of December 31, 2016, the option to purchase 15,000 shares of common stock is still outstanding.

During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for accounting services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2016, the Company recognized $25,703 of expense. As of December 31, 2016, the warrants to purchase 150,000 shares of common stock are still outstanding.

During November 2016, under the 2016 Equity Incentive Plan, the Company issued options to an employee to purchase 15,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $5,674, fair value, using the Black-Scholes Option Pricing Formula. The options expire November 9, 2026 with 1,875 shares vesting on December 1, 2016 and the remaining vesting in seven equal quarterly installments of 1,875. The option is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $954 of expense. As of December 31, 2016, the option to purchase 15,000 shares of common stock is still outstanding.

During November 2016, the Company issued a warrant to an employee to purchase 250,000 shares of common stock at a purchase price of $0.615 per share for services. The warrant was valued at $55,898, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately. The warrant expires in five years. The expense is being recognized based on service period. For the year ending December 31, 2016, the Company recognized $55,898 of expense. As of December 31, 2016, the warrants to purchase 250,000 shares of common stock are still outstanding.

During November 2016, the Company issued a warrant to an employee to purchase 100,000 shares of common stock at a purchase price of $0.615 per share for services. The warrant was valued at $22,359, fair value, using the Black-Scholes Option Pricing Formula, vesting immediately. The warrant expires in five years. The expense is being recognized based on service period. For the year ending December 31, 2016, the Company recognized $22,359 of expense. As of December 31, 2016, the warrants to purchase 100,000 shares of common stock are still outstanding.

During December 2016, under the 2016 Equity Incentive Plan, the Company issued options to the Chief Executive Officer to purchase 250,000 shares of common stock at a purchase price of $0.565 per share. The option was valued at $84,844, fair value, using the Black-Scholes Option Pricing Formula. The options expire December 20, 2026 and vest immediately. The option is expensed over the vesting terms. For the year ending December 31, 2016, the Company recognized $84,844 of expense. As of December 31, 2016, the option to purchase 250,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock and Warrants (Continued)

During January 2015, warrants to purchase 487,500 shares of common stock at an exercise price of $1.51 expired. During July 2015, options to purchase 1,150,000 shares of common stock at an exercise price of $1.75 were cancelled. During July 2015, options to purchase 400,000 shares of common stock at an exercise price of $1.42 were cancelled. During July 2015, options to purchase 100,000 shares of common stock at an exercise price of $1.75 expired. During July 2015, options to purchase 100,000 shares of common stock at an exercise price of $1.50 were cancelled. During July 2015, options to purchase 450,000 shares of common stock at an exercise price of $1.00 were cancelled. During August 2015, options to purchase 150,000 shares of common stock at an exercise price of $1.42 expired. During December 2015, options to purchase 35,000 shares of common stock at an exercise price of $1.00 expired. During April 2016 warrants to purchase 150,000 shares of common stock at an exercise price of $1.18 expired. During May 2016, an option to purchase 200,000 shares of common stock at an exercise price of $1.12 expired. During October 2016, options to purchase 150,000 shares of common stock at an exercise price of $0.63 expired. During November 2016, options to purchase 1,002,000 shares of common stock at an exercise price of $0.72 expired. During December 2016 an options to purchase 250,000 shares of common stock at an exercise price of $1.01 expired. During December 2016 warrants issued to purchase 150,000 shares of common stock at an exercise price of $1.30 expired.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2016 and 2015: no dividend yield in both years, expected volatility, based on the Company’s historical volatility, 58% to 78% in 2016 and between 75% to 79% in 2015, risk-free interest rate between 1.05% to 2.06% in 2016 and between 1.44% to 1.70% in 2015 and expected option life of 2.5 to 5.6 years in 2016 and 5 to 5.75 years in 2015.

As of December 31, 2016, there was $103,451 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2018.

The following tables summarize all stock option and warrant activity of the Company during the year ended December 31, 2016 and 2015:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
			Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Outstanding, December 31, 2014	11,819,600	$0.25 - $1.75	$1.15

Granted	9,746,267	$0.67 - $1.02	$0.81
Expired	(2,837,500)	$1.00 - $1.75	$1.52
Forfeited	(200,000)	$0.92 - $1.16	$1.01
Exercised	—

Outstanding, December 31, 2015	18,528,367	$0.63 - $1.69	$0.92

Granted	1,510,000	$0.57 - $0.86	$0.63
Expired	(1,937,000)	$0.63 - $1.30	$0.88
Forfeited	—
Exercised	—

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Exercisable, December 31, 2016	17,780,742	$0.57 - $1.69	$0.90

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2016 was $22,063. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.62 for the Company’s common stock on December 31, 2016. The total intrinsic value of options and warrants exercised during the year ended December 31, 2015 was $0. No options or warrants were exercised during 2016.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2016	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	17,780,742	4.59 Years	$0.90

NOTE 9 – RELATED PARTY

At December 31, 2016 the Company had a legal accrual to related party of $2,900 and travel and office expense accruals of officers in the amount of $2,659. At December 31, 2015 the Company had a legal accrual to related party of $1,420 and travel and office expense accruals of officers in the amount of $3,649.

NOTE 10 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $20,000 was charged to expense and accrued for the year ending December 31, 2016 to all eligible non-executive participants. There were no contributions charged to expense in 2015.

NOTE 11 – SUBSEQUENT EVENTS

In November 2016, under the 2016 Equity Incentive Plan, the board of directors approved a grant to a director effective January 9, 2017 of an option to purchase up to 100,000 shares of common stock at a purchase price of $0.75 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $44,789, fair value. The option expires in 10 years and vests immediately. The option is expensed over the vesting terms.

In December 2016, the board of directors approved a grant to a senior advisor effective January 1, 2017 of a warrant to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $102,222, fair value. The warrant expires in 5 years and vests 181,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. The warrant is expensed over the vesting terms.

In January 2017, the Company issued options to the Company’s five independent directors under the 2016 Equity Incentive Plan to each purchase 50,000 shares of common stock at a purchase price of $0.85 per share. Each option was valued at $26,547, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2017. The options are expensed over the vesting terms.