Form 10-Q
period 2017-03-31
Lightwave Logic, Inc.
filed 2017-05-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

The number of shares of the registrant’s Common Stock outstanding as of May 15, 2017 was 70,192,129.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,182,631	$1,956,844
Prepaid expenses and other current assets	135,904	136,942
	2,318,535	2,093,786

PROPERTY AND EQUIPMENT - NET	394,782	425,650

OTHER ASSETS
Intangible assets - net	676,309	667,972

TOTAL ASSETS	$3,389,626	$3,187,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$76,554	$65,027
Accounts payable and accrued expenses - related parties	25,268	5,559
Accrued expenses	102,998	57,300

TOTAL LIABILITIES	204,820	127,886

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
69,720,530 and 68,077,288 issued and outstanding at
March 31, 2017 and December 31, 2016	69,721	68,078
Additional paid-in-capital	50,335,333	48,998,073
Accumulated deficit	(47,220,248)	(46,006,629)

TOTAL STOCKHOLDERS' EQUITY	3,184,806	3,059,522

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,389,626	$3,187,408

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2017	2016

NET SALES	$—	$—

COST AND EXPENSE
Research and development	728,514	603,263
General and administrative	460,413	456,048
	1,188,927	1,059,311

LOSS FROM OPERATIONS	(1,188,927)	(1,059,311)

OTHER INCOME (EXPENSE)
Interest income	62	66
Commitment fee	(24,754)	(237,965)

NET LOSS	$(1,213,619)	$(1,297,210)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	68,948,694	65,483,907

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2017

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2016 (AUDITED)	68,077,288	$68,078	$48,998,073	$(46,006,629)	$3,059,522

Common stock issued to institutional investor	1,600,000	1,600	1,070,560	—	1,072,160
Common stock issued for additional commitment shares	34,844	35	24,718	—	24,753
Common stock issued for services	8,398	8	5,992	—	6,000
Options issued for services	—	—	113,520	—	113,520
Warrants issued for services	—	—	122,470	—	122,470
Net loss for the three months ending March 31, 2017	—	—	—	(1,213,619)	(1,213,619)

BALANCE AT MARCH 31, 2017 (UNAUDITED)	69,720,530	$69,721	$50,335,333	$(47,220,248)	$3,184,806

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,213,619)	$(1,297,210)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	122,470	23,715
Stock options issued for services	113,520	132,056
Common stock issued for services and fees	30,753	243,965
Depreciation and amortization of patents	48,851	49,431
Decrease in assets
Prepaid expenses and other current assets	1,038	144,092
Increase (decrease) in liabilities
Accounts payable	11,527	51,486
Accounts payable and accrued expenses-related parties	19,709	9,063
Accrued expenses	45,698	(34,285)

Net cash used in operating activities	(820,053)	(677,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(12,310)	(10,450)
Purchase of property and equipment	(14,010)	(20,834)

Net cash used in investing activities	(26,320)	(31,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	1,072,160	—

Net cash provided by financing activities	1,072,160	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225,787	(708,971)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,956,844	3,730,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,182,631	$3,021,734

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2016 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2017 may not be indicative of operating results expected for the full year.

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

MARCH 31, 2017 AND 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2017 and 2016, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net loss.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments on January 1, 2017 and had no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,300,000. Based upon the current cash position and expenditures of approximately $330,000 per month and no debt service, management believes the Company has sufficient funds to finance its operations through October 2017. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. A registration statement related to the transaction filed with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company has raised $2,625,350 as of March 31, 2017. Since April 1, 2017, the Company has raised an additional $502,500 through the exercise of warrants.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016

Office equipment	$57,667	$55,817
Lab equipment	801,295	789,135
Furniture	32,693	32,693
Leasehold Improvements	231,859	231,859
	1,123,514	1,109,504
Less: Accumulated depreciation	728,732	683,854

	$394,782	$425,650

Depreciation expense for the three months ending March 31, 2017 and 2016 was $44,878 and $45,458.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

Patents consists of the following:

	March 31, 2017	December 31, 2016

Patents	$766,569	$754,259
Less: Accumulated amortization	90,260	86,287

	$676,309	$667,972

Amortization expense for the three months ending March 31, 2017 and 2016 was $3,973. Expense for abandoned patents for claims covered by patents already granted to the Company for the three months ending March 31, 2017 and 2016 was $0.

NOTE 5 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2017. The Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

In May 2014, under the 2007 Employee Stock Option Plan the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The option was valued at $122,515, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The option is expensed over the vesting term. In July 2016, the option to purchase 50,000 shares of common stock forfeited. In October 2016, the option to purchase 150,000 shares of common stock forfeited. For the three months ending March 31, 2017, the Company reduced amortization by $19,718.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $5,586 of expense. As of March 31, 2017, the option to purchase 200,000 shares of common stock is still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The option expires October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three-month period thereafter. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $2,043 of expense. As of March 31, 2017, the option to purchase 35,000 shares of common stock is still outstanding.

During November 2015, under the 2007 Employee Stock Option Plan, the Company issued an option effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The option expires November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 commencing April 1, 2016. The option was valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $4,138 of expense. As of March 31, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through March 2017, the institutional investor purchased 4,000,000 shares of common stock for proceeds of $2,625,350 and the Company issued 85,325 shares of common stock as additional commitment fee, valued at $58,673, fair value, leaving 564,675 in reserve for additional commitment fees. For the three months ending March 31, 2017, the institutional investor purchased 1,600,000 shares of common stock for proceeds of $1,072,160 and the Company issued 34,844 shares of common stock as additional commitment fee, valued at $24,753, fair value.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In February 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an independent director purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The option was valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 20,000 immediately and the remaining in quarterly equal installments of 10,000 commencing April 1, 2016. The option is expensed over the vesting terms. In July 2016, the option to purchase 10,000 shares of common stock forfeited. For the three months ending March 31, 2017, Company reduced amortization by $4,295. As of March 31, 2017, the option to purchase 40,000 shares of common stock is still outstanding.

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 5,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $1,738, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 625 commencing August 4, 2016. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $217 of expense. As of March 31, 2017, the option to purchase 5,000 shares of common stock is still outstanding.

In July 2016, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 15,000 shares of common stock at a purchase price of $0.63 per share. The option was valued at $6,216, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,875 commencing on September 27, 2016. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $776 of expense. As of March 31, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for accounting services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three months ending March 31, 2017, the Company recognized $15,894 of expense. As of March 31, 2017, the warrant to purchase 150,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 6 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During November 2016, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 15,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $5,674, fair value, using the Black-Scholes Option Pricing Formula. The option expires November 9, 2026 with 1,875 shares vesting on December 1, 2016 and the remaining vesting in seven equal quarterly installments of 1,875. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $704 of expense. As of March 31, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

In November 2016, under the 2016 Equity Incentive Plan, the Company issued an option effective January 9, 2017 to a director to purchase up to 100,000 shares of common stock at a purchase price of $0.75 per share. The option was valued at $44,789, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $44,789 of expense. As of March 31, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In December 2016, the Company issued a warrant effective January 1, 2017 to a senior advisor to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share. The warrant was valued at $102,222, fair value, using the Black-Scholes Option Pricing Formula. The warrant expires in 5 years and vests 181,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. In March 2017, the warrant was amended to vest 181,250 shares of common stock immediately and 92,750 shares of common stock on March 24, 2017. The warrant is expensed over the vesting term. For the three months ending March 31, 2017, the Company recognized $106,576 of expense. As of March 31, 2017, the warrant to purchase 275,000 shares of common stock is still outstanding.

In January 2017, under the 2016 Equity Incentive Plan, the Company issued options to the Company’s five independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.85 per share. Each option was valued at $26,547, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2017. The options are expensed over the vesting terms. For the three months ending March 31, 2017, the Company recognized $79,280 of expense. As of March 31, 2017, the options to purchase 250,000 shares of common stock are still outstanding.

During January 2017, an option to purchase 100,000 shares of common stock at an exercise price of $0.72 expired. During March 2017, a warrant to purchase 10,000 shares of common stock at an exercise price of $1.69 expired.

During three months ending March 31, 2017, the Company issued 8,398 shares with a fair value of $6,000, to a director serving as a member of the Company’s Operations Committee. For the three months ending March 31, 2017, the Company recognized $6,000 of expense. During April 2017, the Company issued 2,599 additional shares of common stock valued at $2,000.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 7 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017: no dividend yield, expected volatility, based on the Company’s historical volatility, 64% to 74%, risk-free interest rate 1.85 to 1.93% and expected option life of 5 to 5.1 years.

As of March 31, 2017, there was $120,694 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2018.

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2017:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Granted	625,000	$0.60 - $0.85	$0.72
Expired	(372,500)	$0.72 - $1.69	$0.78
Forfeited	—	—	—
Exercised	—	—	—

Outstanding, March 31, 2017	18,353,867	$0.57 - $1.69	$0.90

Exercisable, March 31, 2017	17,991,992	$0.57 - $1.69	$0.90

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2017 was $294,031. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $.74 for the Company’s common stock on March 31, 2017. No options or warrants were exercised during the three month period ending March 31, 2017.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2017	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	17,991,992	4.44 Years	$0.90

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 8 – RELATED PARTY

At March 31, 2017 the Company had a legal accrual to a related party of $25,000 and travel and office expense accruals of officers in the amount of $268. At December 31, 2016 the Company had a legal accrual to related party of $2,900 and travel and office expense accruals of officers in the amount of $2,659.

NOTE 9 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $5,642 was charged to expense and accrued for the three months ending March 31, 2017 to all eligible non-executive participants. A contribution of $5,000 was charged to expense and accrued for the three months ending March 31, 2016 to all eligible non-executive participants.

NOTE 10 – SUBSEQUENT EVENTS

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to an employee to purchase up to 15,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $6,050, fair value. The option expires in 10 years and vests immediately. The option is expensed over the vesting term.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to a new director to purchase up to 200,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $92,516, fair value. The option expires in 10 years and vests 50,000 on April 1, 2017 and the remaining in equal annual installments of 50,000 commencing on April 1, 2018. The option is expensed over the vesting term.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective May 1, 2017 to the new Chief Executive Officer to purchase up to 350,000 shares of common stock at a purchase price of $0.70 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $280,120, fair value. The option expires in 10 years and vests 87,500 on May 1, 2017 and the remaining in equal quarterly installments of 87,500 commencing on August 1, 2017. The option is expensed over the vesting term.

During June 2014 through August 2014, the Company issued 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock expiring five years from the date of purchase, for proceeds of $3,140,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. During May 2017, warrants were partially exercised to purchase 469,000 shares of common stock for proceeds of $502,500.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has two business segments to support its development activities, its materials development segment located in Newark, Delaware, and its photonic device design and development segment located in Longmont, Colorado.

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

Recent Significant Events and Milestones Achieved

In December 2016, we achieved high-speed modulation in our first all-organic polymer ridge waveguide intensity modulator prototype, which constituted one of the most significant moments in the history of our Company. Our initial "alpha" prototype device, enabled by our P2IC™ polymer system, demonstrated bandwidth suitable for data rates up to about 10 Gbps. This performance exceeds the telecom OC-48 standard (2.5 Gbps). This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. Thereafter, we began to move towards extending our initial "alpha" prototype device to operate up to 25 Gbps, which is important to the optical networking industry because this data rate is a major node to achieve 100 Gbps (using 4 channels of 25 Gbps).

In April 2017, we successfully achieved bandwidth suitable for 25Gbps data rates in our all-organic polymer ridge waveguide intensity modulator prototype, enabling our Company to address the explosive 100Gbps market for optical modulators using our Polymer Photonics Integrated Circuit (P2IC(TM)) Technology Platform. We are presently optimizing relevant 25Gbps device performance parameters and exploring packaging designs to prepare for customer evaluations. Additionally, we believe our modulator can be scaled further to operate up to 50Gbps. A 50Gbps device would be the key to open the door for our Company to address the next large market, 400Gbps nodes (e.g., using eight modulators). We expect that the 25Gbps device will generate significant industry attention as we squarely address powerful, cost-effective miniaturized solutions for both today's 100Gbps, and future 400Gbps higher performance markets.

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

Results of Operations

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2017 and March 31, 2016.  The Company is in various stages of photonic device and material development and evaluation.  We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,188,927 and $1,059,311 for the three months ended March 31, 2017 and 2016, respectively, for an increase of $129,616. The increase in operating expenses is primarily due to increases in non-cash stock option and warrant amortization, consulting expenses, research and development travel expenses, other tax expenses, license fees and outsourced material testing expense and product prototype development expenses offset by decreases in investor relations expenses and laboratory materials and supplies.

Included in our operating expenses for the three months ended March 31, 2017 was $728,514 for research and development expenses compared to $603,263 for the three months ended March 31, 2016, for an increase of $125,251.  The increase in research and development expenses is primarily due to increases in non-cash stock option and warrant amortization, consulting expenses, travel expenses, license fees and outsourced testing and product development expenses offset by decreases in laboratory materials and supplies.

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

Research and development non-cash stock option amortization increased $64,854 from $87,536 for the three months ended March 31, 2016 to $152,390 for the three months ended March 31, 2017.

Consulting expenses increased $49,168 from $55,353 for the three months ended March 31, 2016 to $104,521 for the year ended March 31, 2017.

Travel expenses increased $7,848 from $13,436 for the three months ended March 31, 2016 to $21,284 for the three months ended March 31, 2017.

License fees increased $7,500 from $0 for the three months ended March 31, 2016 to $7,500 for the three months ended March 31, 2017 for the license fee accrued to Corning in accordance with a license agreement.

Outsourced material testing expense and product prototype development expenses increased $4,146 from $24,717 for the three months ended March 31, 2016 to $28,863 for the three months ended March 31, 2017.

Laboratory materials and supplies decreased $12,835 from $47,687 for the three months ended March 31, 2016 to $34,852 for the three months ended March 31, 2017.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $4,365 to $460,413 for the three months ended March 31, 2017 compared to $456,048 for the three months ended March 31, 2016.  The increase is primarily due to increases in non-cash stock option and warrant amortization and other tax expenses offset by decreases in investor relations expenses.

Non-cash stock option and warrant amortization increased $15,365 to $83,600 for the three months ending March 31, 2017 from $68,235 for the three months ended March 31, 2016.

Other tax expenses increased $10,549 to $10,573 for the three months ending March 31, 2017 from $24 for the three months ended March 31, 2016.

Investor relation expenses decreased $20,521 to $4,125 for the three months ending March 31, 2017 from $24,646 for the three months ended March 31, 2016.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense decreased $213,207 to $24,692 for the three months ended March 31, 2017 from $237,899 for the three months ended March 31, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the nine-month period.

Net Loss

Net loss was $1,213,619 and $1,297,210 for the three months ended March 31, 2017 and 2016, respectively, for a decrease of $83,591, was due primarily to decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, investor relations expenses and laboratory materials and supplies offset by increases in non-cash stock option and warrant amortization, consulting expenses, research and development travel expenses, other tax expenses, license fees and outsourced material testing expense and product prototype development expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2016. See our Note 1 in our unaudited financial statements for the three months ended March 31, 2017 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the three months ended March 31, 2017, net cash used in operating activities was $820,053 and net cash used in investing activities was $26,320, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2017 was $1,072,160.  At March 31, 2017, our cash and cash equivalents totaled $2,182,631, our assets totaled $3,389,626, our liabilities totaled $204,820, and we had stockholders’ equity of $3,184,806.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through October 2017; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

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

We expect that our cash used in operations will increase during 2017 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the three months ended March 31, 2017

Net cash used in operating activities was $820,053 for the three months ended March 31, 2017, primarily attributable to the net loss of $1,213,619 adjusted by $122,470 in warrants issued for services, $113,520 in options issued for services, $30,753 in common stock issued for services, $48,851 in depreciation expenses and patent amortization expenses, $1,038 in prepaid expenses and $76,934 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $26,320 for the three months ended March 31, 2017, consisting of $12,310 in cost for intangibles and $14,010 in asset additions primarily for the Colorado lab facility

Net cash provided by financing activities was $1,072,160 for the three months ended March 31, 2017 and consisted of $1,072,160 in proceeds from resale of common stock to an institutional investor.

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

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017.  Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

January 2017	Warrant – right to buy 275,000 shares of common stock at $0.60 per share issued for services.
Jan. – March 2017	Common Stock – 8,398 shares of common stock at average price of $0.71 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Director Agreement – Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.5	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date:  May 15, 2017

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date:  May 15, 2017