Form 10-Q
period 2017-06-30
Lightwave Logic, Inc.
filed 2017-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of August 11, 2017 was 71,441,538.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

June 30, 2017

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,140,426	$1,956,844
Prepaid expenses and other current assets	234,457	136,942
	2,374,883	2,093,786

PROPERTY AND EQUIPMENT - NET	498,600	425,650

OTHER ASSETS
Intangible assets - net	627,141	667,972

TOTAL ASSETS	$3,500,624	$3,187,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable including current portion of equipment purchase	$180,507	$65,027
Accounts payable and accrued expenses - related parties	49,584	5,559
Accrued expenses	127,868	57,300
	357,959	127,886

LONG TERM EQUIPMENT PURCHASE - NET OF CURRENT PORTION	29,732	—

TOTAL LIABILITIES	387,691	127,886

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
70,611,130 and 68,077,288 issued and outstanding at
June 30, 2017 and December 31, 2016	70,611	68,078
Additional paid-in-capital	51,929,138	48,998,073
Accumulated deficit	(48,886,816)	(46,006,629)

TOTAL STOCKHOLDERS' EQUITY	3,112,933	3,059,522

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,500,624	$3,187,408

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX ENDING JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ending		For the Six Months Ending
	June 30,		June 30,
	2017	2016	2017	2016

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	839,014	592,570	1,567,528	1,195,833
General and administrative	798,449	446,760	1,258,862	902,808
	1,637,463	1,039,330	2,826,390	2,098,641

LOSS FROM OPERATIONS	(1,637,463)	(1,039,330)	(2,826,390)	(2,098,641)

OTHER INCOME (EXPENSE)
Interest income	62	62	124	129
Commitment fee	(29,168)	—	(53,921)	(237,965)

NET LOSS	$(1,666,569)	$(1,039,268)	$(2,880,187)	$(2,336,477)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	69,874,539	65,601,676	69,490,753	65,542,773

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2017

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2016 (AUDITED)	68,077,288	$68,078	$48,998,073	$(46,006,629)	$3,059,522

Common stock issued to institutional investor	2,000,000	2,000	1,654,760	—	1,656,760
Common stock issued for additional commitment shares	53,845	54	53,867	—	53,921
Exercise of warrants	469,000	469	502,031	—	502,500
Common stock issued for services	10,997	10	7,990	—	8,000
Options issued for services	—	—	565,603	—	565,603
Warrants issued for services	—	—	146,814	—	146,814
Net loss for the six months ending June 30, 2017	—	—	—	(2,880,187)	(2,880,187)

BALANCE AT JUNE 30, 2017 (UNAUDITED)	70,611,130	$70,611	$51,929,138	$(48,886,816)	$3,112,933

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the Six Months Ending
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,880,187)	$(2,336,477)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	146,814	46,738
Stock options issued for services	565,603	264,575
Common stock issued for services and fees	61,921	249,965
Depreciation and amortization and noncash patent expenses	152,813	97,573
Gain on disposal of property and equipment	—	(644)
(Increase) decrease in assets
Prepaid expenses and other current assets	(97,515)	59,496
Increase (decrease) in liabilities
Accounts payable	44,125	1,879
Accounts payable and accrued expenses- related parties	44,025	18,275
Accrued expenses	70,568	(8,212)

Net cash used in operating activities	(1,891,833)	(1,606,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(22,070)	(15,565)
Purchase of property and equipment	(55,829)	(23,905)
Sale of property and equipment	—	19,500

Net cash used in investing activities	(77,899)	(19,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	502,500	—
Issuance of common stock, institutional investor	1,656,760	—
Repayment of equipment purchased	(5,946)	—

Net cash provided by financing activities	2,153,314	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183,582	(1,626,802)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,956,844	3,730,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,140,426	$2,103,903

Supplemental Disclosure of Non-cash investing and financing activity:
Equipment acquisition funded by liability	$107,033	—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2016 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. The interim operating results for the three and six months ending June 30, 2017 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Adopted Accounting Pronouncements

As of June 30, 2017 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $2,600,000. Based upon the current cash position and expenditures of approximately $400,000 per month, management believes the Company has sufficient funds to finance its operations through February 2018. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. A registration statement related to the transaction filed with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company has raised $3,209,950 as of June 30, 2017. The Company raised an additional $935,600 under the Purchase Agreement during July and August 2017.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016

Office equipment	$60,731	$55,817
Lab equipment	947,084	789,135
Furniture	32,693	32,693
Leasehold Improvements	231,859	231,859
	1,272,367	1,109,504
Less: Accumulated depreciation	773,767	683,854

	$498,600	$425,650

Depreciation expense for the six months ending June 30, 2017 and 2016 was $89,912 and $89,627. Depreciation expense for the three months ending June 30, 2017 and 2016 was $45,034 and $44,169. During the three months ended June 30, 2016, the company sold equipment for proceeds of $19,500 and a gain of $644.

NOTE 4 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expenses on patents granted, which are amortized over the remaining legal life. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent”. Maintenance fees paid prior to a patent grant date are capitalized to patent costs, as these are considered “patent application costs”. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.

Patents consist of the following:

	June 30, 2017	December 31, 2016

Patents	$781,675	$754,259
Less: Accumulated amortization	154,534	86,287

	$627,141	$667,972

Amortization expense for the six months ending June 30, 2017 and 2016 was $62,901 and $7,946. Amortization expense for the three months ending June 30, 2017 and 2016 was $58,928 and $3,973. Expense for abandoned patents for the three months ending June 30, 2017 and 2016 was $0 and $0.

NOTE 5 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year	Interest	June 30,	December 31,
of Maturity	Rate	2017	2016

2018	0.00%	$29,732	$—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2017. The Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In May 2014, under the 2007 Employee Stock Option Plan the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The option was valued at $122,515, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The option is expensed over the vesting term. In July 2016, the option to purchase 50,000 shares of common stock forfeited. In October 2016, the option to purchase 150,000 shares of common stock forfeited. For the three months ended June 30, 2017 the Company recognized $0 of expense. During the six months ending June 30, 2017, the Company reduced amortization by $19,718.

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $5,648 and $11,234 of expense. As of June 30, 2017, the option to purchase 200,000 shares of common stock is still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The option expires October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $2,046 and $4,089 of expense. As of June 30, 2017, the option to purchase 35,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During November 2015, under the 2007 Employee Stock Option Plan, the Company issued an option effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The option expires November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 commencing April 1, 2016. The option was valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $4,139 and $8,277 of expense. As of June 30, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through June 30 2017, the institutional investor purchased 4,400,000 shares of common stock for proceeds of $3,209,950 and the Company issued 104,326 shares of common stock as additional commitment fee, valued at $87,841, fair value, leaving 545,674 in reserve for additional commitment fees. For the three months ending June 30, 2017, the institutional investor purchased 400,000 shares of common stock for proceeds of $584,600 and the Company issued 19,001 shares of common stock as additional commitment fee, valued at $29,168, fair value. For the six months ending June 30, 2017, the institutional investor purchased 2,000,000 shares of common stock for proceeds of $1,656,760 and the Company issued 53,845 shares of common stock as additional commitment fee, valued at $53,921, fair value. During July and August 2017, the institutional investor purchased 800,000 shares of common stock for proceeds of $935,600 and the Company issued 30,408 shares of common stock as additional commitment fee, valued at $37,164, fair value, leaving 515,266 in reserve for additional commitment fees.

In February 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an independent director purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The option was valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 20,000 immediately and the remaining in quarterly equal installments of 10,000 commencing April 1, 2016. The option is expensed over the vesting terms. In July 2016, the option to purchase 10,000 shares of common stock forfeited. For the three months ended June 30, 2017 the Company recognized $0 of expense. During the six months ending June 30, 2017, Company reduced amortization by $4,295. As of June 30, 2017, the option to purchase 40,000 shares of common stock is still outstanding.

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 5,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $1,738, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 625 commencing August 4, 2016. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $218 and $435 of expense. As of June 30, 2017, the option to purchase 5,000 shares of common stock is still outstanding.

In July 2016, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 15,000 shares of common stock at a purchase price of $0.63 per share. The option was valued at $6,216, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,875 commencing on September 27, 2016. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $777 and $1,553 of expense. As of June 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for accounting services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and six months ending June 30, 2017, the Company recognized $24,344 and $40,238 of expense. As of June 30, 2017, the warrant to purchase 150,000 shares of common stock is still outstanding.

During November 2016, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 15,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $5,674, fair value, using the Black-Scholes Option Pricing Formula. The option expires November 9, 2026 with 1,875 shares vesting on December 1, 2016 and the remaining vesting in seven equal quarterly installments of 1,875. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $702 and $1,406 of expense. As of June 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

In November 2016, under the 2016 Equity Incentive Plan, the Company issued an option effective January 9, 2017 to a director to purchase up to 100,000 shares of common stock at a purchase price of $0.75 per share. The option was valued at $44,789, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $0 and $44,789 of expense. As of June 30, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In December 2016, the Company issued a warrant effective January 1, 2017 to a senior advisor to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share. The warrant was valued at $102,222, fair value, using the Black-Scholes Option Pricing Formula. The warrant expires in 5 years and vests 181,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. In March 2017, the warrant was amended to vest 181,250 shares of common stock immediately and 92,750 shares of common stock on March 24, 2017. The warrant is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $0 and $106,576 of expense. As of June 30, 2017, the warrant to purchase 275,000 shares of common stock is still outstanding.

In January 2017, under the 2016 Equity Incentive Plan, the Company issued options to the Company’s five independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.85 per share. Each option was valued at $26,547, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2017. The options are expensed over the vesting terms. For the three and six months ending June 30, 2017, the Company recognized $26,615 and $105,895 of expense. As of June 30, 2017, the options to purchase 250,000 shares of common stock are still outstanding.

For the three months ending June 30, 2017 the Company issued 2,599 shares, with a fair value of $2,000, to a director serving as a member of the Company’s Operations Committee commencing August 2015. For the three months ending June 30, 2017, the Company recognized $2,000 of expense. For the six months ending June 30, 2017 the Company issued 10,997 shares, with a fair value of $8,000. For the six months ending June 30, 2017, the Company recognized $8,000 of expense.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to an employee to purchase up to 15,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $6,243, fair value. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $6,243 of expense. As of June 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to a new director to purchase up to 200,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $92,516, fair value. The option expires in 10 years and vests 50,000 on April 1, 2017 and the remaining in equal annual installments of 50,000 commencing on April 1, 2018. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $28,895 of expense. As of June 30, 2017, the option to purchase 200,000 shares of common stock is still outstanding.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective May 1, 2017 to the new Chief Executive Officer to purchase up to 350,000 shares of common stock at a purchase price of $0.70 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $280,120, fair value. The option expires in 10 years and vests 87,500 on May 1, 2017 and the remaining in equal quarterly installments of 87,500 commencing on August 1, 2017. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $116,463 of expense. As of June 30, 2017, the option to purchase 350,000 shares of common stock is still outstanding.

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

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 20,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $17,353, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 5,000 commencing June 1, 2017. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $5,753 of expense. As of June 30, 2017, the option to purchase 20,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 10,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $8,677, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 2,500 commencing June 1, 2017. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $2,876 of expense. As of June 30, 2017, the option to purchase 10,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 25,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $23,889, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 3,125 commencing August 17, 2017. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $1,461 of expense. As of June 30, 2017, the option to purchase 25,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a director to purchase 300,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $250,000, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $250,000 of expense. As of June 30, 2017, the option to purchase 300,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 10,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $9,585, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,250 commencing September 12, 2017. The option is expensed over the vesting term. For the three and six months ending June 30, 2017, the Company recognized $247 of expense. As of June 30, 2017, the option to purchase 10,000 shares of common stock is still outstanding.

During January 2017, an option to purchase 100,000 shares of common stock at an exercise price of $0.72 expired. During March 2017, a warrant to purchase 10,000 shares of common stock at an exercise price of $1.69 expired. During May 2017, warrants to purchase 100,000 shares of common stock at an exercise price of $1.20 expired. During June 2017, an option to purchase 200,000 shares of common stock at an exercise price of $0.90 expired. During January 2017, an option to purchase 100,000 shares of common stock at an exercise price of $1.69 forfeited.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017: no dividend yield, expected volatility, based on the Company’s historical volatility, 64% to 75%, risk-free interest rate 1.76 to 1.97% and expected option life of 5 to 5.75 years.

As of June 30, 2017, there was $343,128 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2019.

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2017:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Granted	1,555,000	$0.60 - $1.50	$0.90
Expired	(772,500)	$0.68 - $1.69	$0.98
Forfeited	—	—	—
Exercised	(469,000)	$1.00 - $1.25	$1.07

Outstanding, June 30, 2017	18,414,867	$0.57 - $1.69	$0.89

Exercisable, June 30, 2017	17,691,742	$0.57 - $1.69	$0.89

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2017 was $10,372,903. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.48 for the Company’s common stock on June 30, 2017. No options or warrants were exercised during the three and six months period ending June 30, 2017.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2017	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	17,691,742	4.59 Years	$0.89

NOTE 9 – RELATED PARTY

At June 30, 2017 the Company had a legal accrual to related party of $47,992 and travel and office expense accruals of officers in the amount of $1,592. At December 31, 2016 the Company had a legal accrual to related party of $2,900 and travel and office expense accruals of officers in the amount of $2,659.

NOTE 10 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $9,799 and $10,000 was charged to expense and accrued for the six months ending June 30, 2017 and June 30, 2016 to all eligible non-executive participants. A contribution of $4,157 and $5,000 was charged to expense and accrued for the three months ending June 30, 2017 and June 30, 2016 to all eligible non-executive participants.

NOTE 11 – SUBSEQUENT EVENTS

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for accounting services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period.

In August 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase up to 10,000 shares of common stock at a purchase price of $1.05 per share.  Using the Black-Scholes Option Pricing Formula, the option was valued at $6,169, fair value. The option expires in 10 years and vests 2,500 on August 15, 2017 and the remaining in equal three month installments of 2,500 commencing on November 15, 2017.  The option is expensed over the vesting term.

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

Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2ICTM technology
•	Continue to develop proprietary intellectual property
•	Continue to add device development capabilities
•	Continue to add to material development capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology
•	Continue to add high-level science and technology personnel in key areas of our materials and device development programs.

Create Organic Polymer-Enabled Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications, data communications and data centers.

We expect our initial product device line will be a high-speed 4 x 25 Gbps ridge waveguide modulator to compete in the growing 100 Gbps modulator market. This will be followed by a 4 x 50Gbps ridge waveguide modulator that will compete in the 400Gbps market.

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

Maintain/Develop Strategic Relationships Private Firms, and Academic Institutions

Since the formation of our Company, we have had numerous strategic relationships with government agencies that have provided us with funding and access to important technology. From the time that we developed our own in-house testing capability and Class 100 clean room facility in Longmont, Colorado, we will utilize outside foundries as and when needed for specific tasks and processes.

After completion of our initial prototype ridge waveguide, we will seek to enter into partnership/JV discussions with outside parties to co-develop a slot waveguide modulator.

Continue to recruit industry experts to gain technical expertise

On April 1, 2017 Dr. Frederick Leonberger, PhD became a member of our Board of Directors and was appointed as a member of its Operations Committee. Dr. Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop. Dr. Leonberger has served our Company in various advisory and consulting roles since 2011.

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

On April 26, 2017, we announced a significant improvement over our initial alpha prototype ridge waveguide modulator by achieving bandwidth suitable for 25Gbps data rates in our all-organic polymer ridge waveguide intensity modulator prototype, and on July 19, 2017 we further advanced its high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards and 100Gbps data center applications (using 4 channels of 25 Gbps). This device, enabled by our P2IC™ polymer system, demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. We are optimizing relevant 28Gbps device performance parameters and are now focused on commercializing our ridge waveguide modulator. To that end, we have entered into a contract with a packaging partner that has deep experience in high-speed telecommunications and data communications optoelectronic devices. The partner will package Lightwave’s 28Gbps modulators so further evaluations can be made--both internally and externally by potential customers.

Additionally, we are continuing to move towards extending our prototype ridge waveguide modulator to operate up to 50 Gbps. A 50Gbps device would be the key to open the door for our Company to address the next large market, 400Gbps nodes (e.g., using 8 modulators that are multiplexed together (8 x 50Gbps = 400Gbps)) or alternatively 4 modulators at 50Gbps (4 x 50Gbps = 200Gbps) and the use of PAM4 coding to double the modulated speed to 400Gbps (200Gbps x 2 = 400Gbps).

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

With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GHz in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gbps, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information.

Our material also operates in the 1550 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our SOH/ Polymer photonic slot waveguide modulator in 2014 and continued our collaboration with an associated third-party research group through 2016.

Our Long-Term Device Development Goal - Multichannel Integrated Nanophotonic Transceiver

While we consider our ridge waveguide and slot waveguide modulators currently under development to be commercially viable products, in another sense they are intermediate steps in the development of our long-term goal of a multichannel integrated nanophotonic transceiver for application in data communications.

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

In April 2017, we successfully achieved bandwidth suitable for 25Gbps data rates in our all-organic polymer ridge waveguide intensity modulator prototype, and on July 19, 2017 we further advanced its high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards and 100Gbps data center applications (using 4 channels of 25 Gbps), enabling our Company to address the explosive 100Gbps market for optical modulators using our P2IC™ Technology Platform. We are optimizing relevant 28Gbps device performance parameters and are now focused on commercializing our ridge waveguide modulator. To that end, we have entered into a contract with a packaging partner that has deep experience in high-speed telecommunications and data communications optoelectronic devices. The partner will package Lightwave’s 28Gbps modulators so further evaluations can be made--both internally and externally by potential customers.

Additionally, we are continuing to move towards extending our prototype ridge waveguide modulator to operate up to 50 Gbps. A 50Gbps device would be the key to open the door for our Company to address the next large market, 400Gbps nodes (e.g., using 8 modulators or 4 modulators with PAM4 coding).

As we move forward through 2017, we expect to (i) bring in-house more specific skill sets in materials engineering and in device testing and fabrication, as well as personnel to orchestrate our various Company activities; and (ii) attract an industry partner with the synergistic capabilities necessary to help develop future products that are in various stages of design, such as a slot waveguide modulator and our integrated fiber optic polymer-based transceiver over and above device packaging competences.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2017 and June 30, 2016. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,637,463 and $1,039,330 for the three months ended June 30, 2017 and 2016, respectively, for an increase of $598,133. The increase in operating expenses was due primarily to increases in non-cash stock option and warrant amortization, legal fees, product prototype development and material testing expenses, research and development salaries, patent amortization and patent related expenses, product development consulting expenses, recruiting fees, laboratory materials and supplies, shareholder annual meeting expenses and license fees offset by decreases in general and administrative salaries and research and development travel.

Included in our operating expenses for the three months ended June 30, 2017 was $839,014 for research and development expenses compared to $592,570 for the three months ended June 30, 2016, for an increase of $246,444. The increase in research and development expenses is primarily due to increases in product prototype development and material testing expenses, research and development salaries, patent amortization and patent related expenses, non-cash research and development stock option and warrant amortization, product development consulting expenses, laboratory materials and supplies and license fees offset by a decrease in research and development travel.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device fabrication testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

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

Product prototype development and material testing expenses increased $58,808 from $22,972 for the three months ended June 30, 2016 to $81,780 for the three months ended June 30, 2017.

Wages and salaries increased $49,783 to $310,775 for the three months ended June 30, 2017 from $260,992 for the three months ended June 30, 2016.

Patent amortization and patent related expenses increased $46,626 from $3,973 for the three months ended June 30, 2016 to $50,599 for the three months ended June 30, 2017.

Research and development non-cash stock option and warrant amortization increased $45,551 to $159,179 for the three months ending June 30, 2017 from $113,628 for the three months ended June 30, 2016.

Product development consulting expenses increased $26,195 from $62,272 for the three months ended June 30, 2016 to $88,467 for the three months ended June 30, 2017.

Laboratory materials and supplies increased $12,413 from $29,098 for the three months ended June 30, 2016 to $41,511 for the three months ended June 30, 2017.

License fees increased $7,500 from $0 for the three months ended June 30, 2016 to $7,500 for the three months ended June 30, 2017 for the license fee.

Travel expenses decreased $5,616 from $15,437 for the three months ended June 30, 2016 to $9,821 for the three months ended June 30, 2017.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $351,689 to $798,449 for the three months ended June 30, 2017 compared to $446,760 for the three months ended June 30, 2016. The increase is primarily due to increases in non-cash general and administrative stock option and warrant amortization, legal fees, recruiting fees and shareholder annual meeting expenses offset by a decrease in salaries.

General and administrative non-cash stock option and warrant amortization increased $275,334 to $317,248 for the three months ending June 30, 2017 from $41,914 for the three months ended June 30, 2016.

Legal fees increased $68,925 to $160,526 for the three months ending June 30, 2017 from $91,601 for the three months ended June 30, 2016.

Recruiting fees increased $20,000 to $20,000 for the three months ending June 30, 2017 from $0 for the three months ended June 30, 2016.

Shareholder annual meeting expenses increased $12,170 to $51,088 for the three months ending June 30, 2017 from $38,918 for the three months ended June 30, 2016.

General and administrative salaries decreased by $16,567 from $156,560 for the three months ended June 30, 2016 to $139,993 for the three months ended June 30, 2017.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense increased $29,168 to $29,106 for the three months ended June 30, 2017 from ($62) for the three months ended June 30, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $1,666,569 and $1,039,268 for the three months ended June 30, 2017 and 2016, respectively, for an increase of $627,301, due primarily to increases in non-cash stock option and warrant amortization, legal fees, product prototype development and material testing expenses, research and development salaries, patent amortization and patent related expenses, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, product development consulting expenses, recruiting fees, laboratory materials and supplies, shareholder annual meeting expenses and license fees offset by decreases in general and administrative salaries and research and development travel.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2017 and June 30, 2016. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $2,826,390 and $2,098,641 for the six months ended June 30, 2017 and 2016, respectively, for an increase of $727,749. The increase in operating expenses was due primarily to increases in non-cash stock option and warrant amortization, product development consulting expenses, product prototype development and material testing expenses, legal fees, patent amortization and patent related expenses, research and development salaries, recruiting fees, license fees, shareholder annual meeting expenses and accounting fees offset by decreases in investor relations and general and administrative salaries.

Included in our operating expenses for the six months ended June 30, 2017 was $1,567,528 for research and development expenses compared to $1,195,833 for the six months ended June 30, 2016, for an increase of $371,695. The increase in research and development expenses is primarily due to increases in product development consulting expenses, non-cash stock option and warrant amortization, product prototype development and material testing expenses, patent amortization and patent related expenses, research and development salaries and license fees.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device fabrication testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

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

Product development consulting expenses increased $75,363 from $117,625 for the six months ended June 30, 2016 to $192,988 for the six months ended June 30, 2017.

Research and development non-cash stock option and warrant amortization increased $110,405 from $201,164 for the six months ended June 30, 2016 to $311,569 for the six months ended June 30, 2017.

Product prototype development and material testing expense increased $62,953 from $47,690 for the six months ended June 30, 2016 to $110,643 for the six months ended June 30, 2017.

Patent amortization and patent related expenses increased $46,626 from $7,946 for the six months ended June 30, 2016 to $54,572 for the six months ended June 30, 2017.

Wages and salaries increased $51,140 from $544,784 for the six months ended June 30, 2016 to $595,924 for the six months ended June 30, 2017.

License fees increased $15,000 from $0 for the six months ended June 30, 2016 to $15,000 for the six months ended June 30, 2017 for the license fee.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $356,054 to $1,258,862 for the six months ended June 30, 2017 compared to $902,808 for the six months ended June 30, 2016. The increase is primarily due to increases in non-cash stock option and warrant amortization, legal fees, recruiting fees, shareholder annual meeting expenses and accounting fees offset by a decrease in investor relations and salaries.

Non-cash stock option and warrant amortization increased $290,699 to $400,848 for the six months ending June 30, 2017 from $110,149 for the six months ended June 30, 2016.

Legal fees increased $62,442 to $208,854 for the six months ended June 30, 2017 compared to $146,412 for the six months ended June 30, 2016.

Recruiting fees increased $20,000 to $20,000 for the six months ended June 30, 2017 compared to $0 for the six months ended June 30, 2016.

Shareholder annual meeting expenses increased $12,170 to $51,088 for the six months ended June 30, 2017 from $38,918 for the six months ended June 30, 2016.

Accounting fees increased $9,084 to $54,084 for the six months ended June 30, 2017 compared to $45,000 for the six months ended June 30, 2016.

Investor relations expenses decreased by $20,102 from $28,549 for the six months ended June 30, 2016 to $8,447 for the six months ended June 30, 2017.

Salaries and wages decreased $16,820 to $306,836 for the six months ended June 30, 2017 from $323,656 for the six months ended June 30, 2016.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense decreased $184,039 to $53,797 for the six months ended June 30, 2017 from $237,836 for the six months ended June 30, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $2,880,187 and $2,336,477 for the six months ended June 30, 2017 and 2016, respectively, for an increase of $543,710, due primarily to increases in non-cash stock option and warrant amortization, product development consulting expenses, product prototype development and material testing expenses, legal fees, patent amortization and patent related expenses, research and development salaries, recruiting fees, license fees, shareholder annual meeting expenses and accounting fees offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, investor relations and general and administrative salaries.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2016. See our Note 1 in our unaudited financial statements for the six months ended June 30, 2017 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the six months ended June 30, 2017, net cash used in operating activities was $1,891,833 and net cash used in investing activities was $77,899, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the six months ended June 30, 2017 was $2,153,314. At June 30, 2017, our cash and cash equivalents totaled $2,140,426, our assets totaled $3,500,624, our liabilities totaled $387,691, and we had stockholders’ equity of $3,112,933.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $4,800,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2017.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through February 2018; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

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

Analysis of Cash Flows

For the six months ended June 30, 2017

Net cash used in operating activities was $1,891,833 for the six months ended June 30, 2017, primarily attributable to the net loss of $2,880,187 adjusted by $146,814 in warrants issued for services, $565,603 in options issued for services, $61,921 in common stock issued for services, $152,813 in depreciation expenses and patent amortization and noncash expenses, ($97,515) in prepaid expenses and $158,718 in accounts payable and accrued expenses. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $77,899 for the six months ended June 30, 2017, consisting of $22,070 in cost for intangibles and $55,829 in asset additions primarily for the Colorado lab facility.

Net cash provided by financing activities was $2,153,314 for the six months ended June 30, 2017 and consisted of $1,656,760 in proceeds from resale of common stock to an institutional investor and $502,500 from the exercise of warrants offset by $5,946 repayment of equipment purchased.

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

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

Apr. – June 2017	Common Stock – 2,599 shares of common stock at average price of $0.77 per share issued for services.

No underwriters were utilized and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Director Agreement – Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.2	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2017

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 14, 2017