Form 10-Q
period 2017-09-30
Lightwave Logic, Inc.
filed 2017-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s Common Stock outstanding as of November 13, 2017 was 73,028,519.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,879,656	$1,956,844
Prepaid expenses and other current assets	212,031	136,942
	3,091,687	2,093,786

PROPERTY AND EQUIPMENT - NET	484,382	425,650

OTHER ASSETS
Intangible assets - net	629,011	667,972

TOTAL ASSETS	$4,205,080	$3,187,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable including current portion of equipment purchase	$161,919	$65,027
Accounts payable and accrued expenses - related parties	17,862	5,559
Accrued expenses	129,968	57,300
	309,749	127,886

LONG TERM EQUIPMENT PURCHASE - NET OF CURRENT PORTION	11,893	—

TOTAL LIABILITIES	321,642	127,886

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
72,194,057 and 68,077,288 issued and outstanding at
September 30, 2017 and December 31, 2016	72,194	68,078
Additional paid-in-capital	53,978,566	48,998,073
Accumulated deficit	(50,167,322)	(46,006,629)

TOTAL STOCKHOLDERS' EQUITY	3,883,438	3,059,522

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,205,080	$3,187,408

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ending		For the Nine Months Ending
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	821,331	589,038	2,388,861	1,784,871
General and administrative	384,601	354,288	1,643,462	1,257,096
	1,205,932	943,326	4,032,323	3,041,967

LOSS FROM OPERATIONS	(1,205,932)	(943,326)	(4,032,323)	(3,041,967)

OTHER INCOME (EXPENSE)
Interest income	63	62	187	191
Commitment fee	(74,636)	(22,177)	(128,557)	(260,142)

NET LOSS	$(1,280,505)	$(965,441)	$(4,160,693)	$(3,301,918)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)	$(0.06)	$(0.05)

Basic and Diluted Weighted Average Number of Shares	70,871,809	66,159,280	70,128,995	65,816,072

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2017

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2016 (AUDITED)	68,077,288	$68,078	$48,998,073	$(46,006,629)	$3,059,522

Common stock issued to institutional investor	3,500,000	3,500	3,435,560	—	3,439,060
Common stock issued for additional commitment shares	111,772	112	128,445	—	128,557
Exercise of warrants	469,000	469	502,031	—	502,500
Common stock issued for services	35,997	35	44,215	—	44,250
Options issued for services	—	—	694,621	—	694,621
Warrants issued for services	—	—	175,621	—	175,621
Net loss for the nine months ending September 30, 2017	—	—	—	(4,160,693)	(4,160,693)

BALANCE AT SEPTEMBER 30, 2017 (UNAUDITED)	72,194,057	$72,194	$53,978,566	$(50,167,322)	$3,883,438

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the Nine Months Ending
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,160,693)	$(3,301,918)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	175,621	73,804
Stock options issued for services	694,621	325,954
Common stock issued for services and fees	136,557	278,142
Depreciation and amortization and noncash patent expenses	214,573	145,658
Gain on disposal of property and equipment	—	(644)
(Increase) decrease in assets
Prepaid expenses and other current assets	(38,839)	97,012
Increase in liabilities
Accounts payable	19,591	87,076
Accounts payable and accrued expenses - related parties	12,303	2,882
Accrued expenses	72,668	20,309

Net cash used in operating activities	(2,873,598)	(2,271,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(38,662)	(42,799)
Purchase of property and equipment	(88,649)	(97,805)
Sale of property and equipment	—	19,500

Net cash used in investing activities	(127,311)	(121,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	502,500	—
Issuance of common stock, institutional investor	3,439,060	964,200
Repayment of equipment purchased	(17,839)	—

Net cash provided by financing activities	3,923,721	964,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	922,812	(1,428,629)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,956,844	3,730,705

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,879,656	$2,302,076

Supplemental Disclosure of Non-cash investing and financing activity:
Equipment acquisition funded by liability	$107,033	—
Common stock for service, paid in advance	36,250	—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2016 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2017 may not be indicative of operating results expected for the full year.

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

SEPTEMBER 30, 2017 AND 2016

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

Recently Adopted Accounting Pronouncements

As of September 30, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. The Company currently has a cash position of approximately $3,200,000. Based upon the current cash position and expenditures of approximately $465,000 per month, management believes the Company has sufficient funds to finance its operations through May 2018. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. A registration statement related to the transaction filed with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company has raised $4,992,250 as of September 30, 2017. The Company raised an additional $1,060,300 under the Purchase Agreement during October and November 2017.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016

Office equipment	$79,841	$55,817
Lab equipment	960,793	789,135
Furniture	32,693	32,693
Leasehold Improvements	231,859	231,859
	1,305,186	1,109,504
Less: Accumulated depreciation	820,804	683,854

	$484,382	$425,650

Depreciation expense for the nine months ending September 30, 2017 and 2016 was $136,950 and $133,740. Depreciation expense for the three months ending September 30, 2017 and 2016 was $47,037 and $44,113. During the nine months ended September 30, 2016, the company sold equipment for proceeds of $19,500 and a gain of $644.

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

Patents consists of the following:

	September 30, 2017	December 31, 2016

Patents	$792,920	$754,259
Less: Accumulated amortization	163,909	86,287

	$629,011	$667,972

Amortization expense for the nine months ending September 30, 2017 and 2016 was $77,623 and $11,918. Amortization expense for the three months ending September 30, 2017 and 2016 was $14,722 and $3,972. Expense for abandoned patents for the three months and nine months ending September 30, 2017 and 2016 was $0.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 5 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following

Final Year	Interest	September 30,	December 31,
of Maturity	Rate	2017	2016

2018	0.00%	$11,893	$—

NOTE 6 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2017 and 2016 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2017. The Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2013 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In May 2014, under the 2007 Employee Stock Option Plan the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.763 per share. The option was valued at $122,515, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years with 50,000 vesting immediately and the remainder vesting in annual equal installments of 50,000 commencing on the one year anniversary of the date of grant. The option is expensed over the vesting term. In July 2016, the option to purchase 50,000 shares of common stock forfeited. In October 2016, the option to purchase 150,000 shares of common stock forfeited. For the three months ended September 30, 2017 the Company recognized $0 of expense. During the nine months ending September 30, 2017, the Company reduced amortization by $19,718.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During August 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new director to purchase 200,000 shares of common stock at a purchase price of $0.69 per share. The option was valued at $90,615, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 50,000 immediately and the remaining in equal annual installments of 50,000 over the next three years. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $5,648 and $16,882 of expense. As of September 30, 2017, the option to purchase 200,000 shares of common stock is still outstanding.

During October 2015, under the 2007 Employee Stock Option Plan, the Company issued an option to a new employee to purchase 35,000 shares of common stock at a purchase price of $0.74 per share. The option was valued at $16,393, fair value, using the Black-Scholes Option Pricing Formula. The option expires October 12, 2025 with 4,375 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 4,375 at the end of every three month period thereafter. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $2,058 and $6,147 of expense. As of September 30, 2017, the option to purchase 35,000 shares of common stock is still outstanding.

During November 2015, under the 2007 Employee Stock Option Plan, the Company issued an option effective January 1, 2016 to the Chief Executive Officer to purchase 100,000 shares of common stock at a purchase price of $0.86 per share. The option expires November 9, 2025 with 12,500 shares vesting on January 1, 2016 and the remaining vesting quarterly in equal installments of 12,500 commencing April 1, 2016. The option was valued at $33,108, fair value, using the Black-Scholes Option Pricing Formula. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $4,139 and $12,416 of expense. As of September 30, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through September 30, 2017, the institutional investor purchased 5,900,000 shares of common stock for proceeds of $4,992,250 and the Company issued 162,253 shares of common stock as additional commitment fee, valued at $162,476, fair value, leaving 487,747 in reserve for additional commitment fees. For the three months ending September 30, 2017, the institutional investor purchased 1,500,000 shares of common stock for proceeds of $1,782,300 and the Company issued 57,927 shares of common stock as additional commitment fee, valued at $74,636, fair value. For the nine months ending September 30, 2017, the institutional investor purchased 3,500,000 shares of common stock for proceeds of $3,439,060 and the Company issued 111,772 shares of common stock as additional commitment fee, valued at $128,557, fair value. During October and November 2017, the institutional investor purchased 800,000 shares of common stock for proceeds of $1,060,300 and the Company issued 34,462 shares of common stock as additional commitment fee, valued at $47,423, fair value, leaving 515,266 in reserve for additional commitment fees.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In February 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an independent director purchase 50,000 shares of common stock at a purchase price of $0.68 per share. The option was valued at $21,475, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests 20,000 immediately and the remaining in quarterly equal installments of 10,000 commencing April 1, 2016. The option is expensed over the vesting terms. In July 2016, the option to purchase 10,000 shares of common stock forfeited. For the three months ended September 30, 2017 the Company recognized $0 of expense. During the nine months ending September 30, 2017, Company reduced amortization by $4,295. As of September 30, 2017, the option to purchase 40,000 shares of common stock is still outstanding.

In May 2016, under the 2007 Employee Stock Option Plan, the Company issued an option to an employee to purchase 5,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $1,738, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 625 commencing August 4, 2016. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $217 and $652 of expense. As of September 30, 2017, the option to purchase 5,000 shares of common stock is still outstanding.

In July 2016, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 15,000 shares of common stock at a purchase price of $0.63 per share. The option was valued at $6,216, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,875 commencing on September 27, 2016. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $777 and $2,330 of expense. As of September 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for accounting services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and nine months ending September 30, 2017, the Company recognized $0 and $40,238 of expense. As of September 30, 2017, the warrant to purchase 150,000 shares of common stock is still outstanding.

During November 2016, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 15,000 shares of common stock at a purchase price of $0.60 per share. The option was valued at $5,674, fair value, using the Black-Scholes Option Pricing Formula. The option expires November 9, 2026 with 1,875 shares vesting on December 1, 2016 and the remaining vesting in seven equal quarterly installments of 1,875. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $717 and $2,123 of expense. As of September 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In November 2016, under the 2016 Equity Incentive Plan, the Company issued an option effective January 9, 2017 to a director to purchase up to 100,000 shares of common stock at a purchase price of $0.75 per share. The option was valued at $44,789, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $0 and $44,789 of expense. As of September 30, 2017, the option to purchase 100,000 shares of common stock is still outstanding.

In December 2016, the Company issued a warrant effective January 1, 2017 to a senior advisor to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share. The warrant was valued at $102,222, fair value, using the Black-Scholes Option Pricing Formula. The warrant expires in 5 years and vests 181,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. In March 2017, the warrant was amended to vest 181,250 shares of common stock immediately and 92,750 shares of common stock on March 24, 2017. The warrant is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $0 and $106,576 of expense. As of September 30, 2017, the warrant to purchase 275,000 shares of common stock is still outstanding.

In January 2017, under the 2016 Equity Incentive Plan, the Company issued options to the Company’s five independent directors to each purchase 50,000 shares of common stock at a purchase price of $0.85 per share. Each option was valued at $26,547, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2017. The options are expensed over the vesting terms. For the three and nine months ending September 30, 2017, the Company recognized $26,545 and $132,440 of expense. As of September 30, 2017, the options to purchase 250,000 shares of common stock are still outstanding.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to an employee to purchase up to 15,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $6,243, fair value. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $0 and $6,243 of expense. As of September 30, 2017, the option to purchase 15,000 shares of common stock is still outstanding.

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective April 1, 2017 to a new director to purchase up to 200,000 shares of common stock at a purchase price of $0.73 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $92,516, fair value. The option expires in 10 years and vests 50,000 on April 1, 2017 and the remaining in equal annual installments of 50,000 commencing on April 1, 2018. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $5,830 and $34,725 of expense. As of September 30, 2017, the option to purchase 200,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In March 2017, under the 2016 Equity Incentive Plan, the Company issued an option effective May 1, 2017 to the new Chief Executive Officer to purchase up to 350,000 shares of common stock at a purchase price of $0.70 per share. Using the Black-Scholes Option Pricing Formula, the option was valued at $280,120, fair value. The option expires in 10 years and vests 87,500 on May 1, 2017 and the remaining in equal quarterly installments of 87,500 commencing on August 1, 2017. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $70,030 and $186,493 of expense. As of September 30, 2017, the option to purchase 350,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 20,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $17,353, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 5,000 commencing June 1, 2017. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $4,354 and $10,107 of expense. As of September 30, 2017, the option to purchase 20,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 10,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $8,677, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 2,500 commencing June 1, 2017. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $2,177 and $5,053 of expense. As of September 30, 2017, the option to purchase 10,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 25,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $23,889, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and 3,125 shares vesting on the anniversary date of the third month of employment and the remaining vesting in seven equal installments of 3,125 at the end of every three month period thereafter. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $2,986 and $4,447 of expense. As of September 30, 2017, the option to purchase 25,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a director to purchase 300,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $250,000, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests immediately. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $0 and $250,000 of expense. As of September 30, 2017, the option to purchase 300,000 shares of common stock is still outstanding.

In May 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 10,000 shares of common stock at a purchase price of $1.50 per share. The option was valued at $9,585, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,250 commencing September 12, 2017. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $1,201 and $1,448 of expense. As of September 30, 2017, the option to purchase 10,000 shares of common stock is still outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 7 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for accounting services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with 12,500 vesting immediately, 12,500 vesting per month on the first day of the next ten months and 12,500 vesting on the first day of the twelfth month of the corresponding service agreement. The warrant was re-valued at $115,226, fair value at September 30, 2017. The warrant expires in five years. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three and nine months ending September 30, 2017, the Company recognized $28,807 of expense. As of September 30, 2017, the warrant to purchase 150,000 shares of common stock is still outstanding.

In August 2017, under the 2016 Equity Incentive Plan, the Company issued an option to an employee to purchase 10,000 shares of common stock at a purchase price of $1.05 per share. The option was valued at $6,169, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 2,500 commencing August 15, 2017. The option is expensed over the vesting term. For the three and nine months ending September 30, 2017, the Company recognized $2,339 of expense. As of September 30, 2017, the option to purchase 10,000 shares of common stock is still outstanding.

For the nine months ending September 30, 2017 the Company issued 10,997 shares, with a fair value of $8,000, to a director serving as a member of the Company’s Operations Committee commencing August 2015. For the nine months ending September 30, 2017, the Company recognized $8,000 of expense. The Company did not issue any shares to the director serving as a member of the Company’s Operations Committee during the three month period ending September 30, 2017.

During January 2017, an option to purchase 100,000 shares of common stock at an exercise price of $0.72 expired. During March 2017, a warrant to purchase 10,000 shares of common stock at an exercise price of $1.69 expired. During May 2017, warrants to purchase 100,000 shares of common stock at an exercise price of $1.20 expired. During June 2017, an option to purchase 200,000 shares of common stock at an exercise price of $0.90 expired. During June 2017, an option to purchase 100,000 shares of common stock at an exercise price of $1.69 forfeited.

On September 29, 2017, the Company issued 25,000 shares of common stock pursuant to a consulting agreement for consulting services to be rendered over an eighteen month period commencing September 30, 2017, valued at $36,250, fair value. The amount was recorded as deferred compensation and will be amortized based on service terms of the agreement over an eighteen month period. For the nine months ending September 30, 2017, the Company recognized $0 of expense.

NOTE 8 – STOCK BASED COMPENSATION

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017: no dividend yield, expected volatility, based on the Company’s historical volatility, 64% to 75%, risk-free interest rate 1.74 to 1.97% and expected option life of 5 to 5.75 years.

As of September 30, 2017, there was $306,698 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2020.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2017:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Granted	1,715,000	$0.60 - $1.50	$0.95
Expired	(772,500)	$0.68 - $1.69	$0.98
Forfeited	—	—	—
Exercised	(469,000)	$1.00 - $1.25	$1.07

Outstanding, September 30, 2017	18,574,867	$0.57 - $1.69	$0.90

Exercisable, September 30, 2017	17,952,367	$0.57 - $1.69	$0.89

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2017 was $10,000,895. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.45 for the Company’s common stock on September 30, 2017. No options or warrants were exercised during the three and nine months period ending September 30, 2017.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2017	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	17,952,367	4.35 Years	$0.89

NOTE 9 – RELATED PARTY

At September 30, 2017 the Company had a legal accrual to related party of $12,100 and travel and office expense accruals of officers in the amount of $5,762. At December 31, 2016 the Company had a legal accrual to related party of $2,900 and travel and office expense accruals of officers in the amount of $2,659.

NOTE 10 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $15,181 and $15,000 was charged to expense and accrued for the nine months ending September 30, 2017 and September 30, 2016 to all eligible non-executive participants. A contribution of $5,382 and $5,000 was charged to expense and accrued for the three months ending September 30, 2017 and September 30, 2016 to all eligible non-executive participants.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016

NOTE 11 – SUBSEQUENT EVENTS

During October 2017, under the 2016 Equity Incentive Plan, the Company issued options to an employee to purchase 10,000 shares of common stock at a purchase price of $1.45 per share. The option was valued at $8,419, fair value, using the Black-Scholes Option Pricing Formula. The options expire October 1, 2027 with 1,250 shares vesting on October 1, 2017 and the remaining vesting in seven equal quarterly installments of 1,250. The option is expensed over the vesting terms.

On October 30, 2017, the Company entered into a new lease to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s new principal executive offices and research and development facility. The term of the lease is sixty-one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. The term shall be extended for an additional twenty-four (24) months, subject to certain conditions, waivable solely by Landlord in its sole and absolute discretion. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045.68; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293.04. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,524.76 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease. On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord. The consideration of $260,000 was received on November 1, 2017.

In November 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 15,000 shares of common stock at a purchase price of $1.33 per share. The option was valued at $12,142, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 1,875 commencing February 6, 2018. The option is expensed over the vesting term.

In November 2017, under the 2016 Equity Incentive Plan, the Company issued an option to a new employee to purchase 30,000 shares of common stock at a purchase price of $1.37 per share. The option was valued at $22,829, fair value, using the Black-Scholes Option Pricing Formula. The option expires in 10 years and vests in quarterly equal installments of 3,750 commencing February 7, 2018. The option is expensed over the vesting term.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 17, 2017.

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

Prototype Device Design and Development

Electro-optic Modulators

The Company designs its own proprietary electro-optical modulation devices. Electro-optical modulators convert data from electronic signals (binary data) into optical signals that can then be transmitted over high-speed fiber-optic cables. These devices are key components that have historically limited the ability of telecommunications, data communications, data centers networks to keep up with the seemingly endless flow of data in the form of voice calls, text messages, pictures, video streaming that are being transmitted to a growing array of devices.

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

Current integrated photonic technology is based on inorganic crystalline materials, which due to physical limitations have not been able to address devices such as slot waveguides that require highly miniaturized geometries. Slot modulators have the potential to scale in integration for increased functionality as well as low power consumption, and would be highly beneficial to data center infrastructure. Organic electro-optic polymers have greater potential in lower cost because they can be applied as a thin film coating. Our polymers are unique in that they can withstand extremely high semiconductor process temperatures to seamlessly integrate into existing CMOS manufacturing lines. Our devices, enabled by our organic electro-optic polymer material systems, work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as lithium niobate, indium phosphide, and gallium arsenide.

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

Create Organic Polymer-Enabled Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications, data communications (which includes data centers and high performance computing).

We expect our initial product device line will be a high-speed 4 x 25 Gbps ridge waveguide modulator optical sub-assumply (OSA) to compete in the growing 100 Gbps modulator market. This will be followed by a 4 x 50Gbps ridge waveguide modulator OSA that will compete in the 400Gbps market.  OSAs are packaged devices and packaged integrated photonics chips that become the ‘engine’ for transceiver based products in these markets.  Our unique technology platform will be the engine to drive current and next generation transceiver based products.

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

After completion of our initial prototype ridge waveguide and integrated photonics platform, we will seek to enter into partnership/JV discussions with outside parties to co-develop a slot waveguide modulator.

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

Ridge Waveguide Modulator

Our ridge electro-optic waveguide modulator was designed and fabricated in our Longmont, Colorado laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. On December 27, 2016, we announced that our initial alpha prototype ridge waveguide modulator, enabled by our P2IC™ polymer system, demonstrated bandwidth suitable for data rates up to about 10 Gbps, which exceeds the telecom OC-48 standard (2.5 Gbps) and is capable of running optical signals at OC-192 (10Gbps) or 10G Ethernet data rates (10Gbps).

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

Additionally, we continue to move towards extending our prototype ridge waveguide modulator to operate up to 50 Gbps, and on September 19, 2017, we announced that our ridge waveguide Mach-Zehnder modulators achieved bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. A 50Gbps device would be the key to open the door for our Company to address the next large market, 400Gbps nodes (e.g., using 8 modulators that are multiplexed together (8 x 50Gbps = 400Gbps)) or alternatively 4 modulators at 50Gbps (4 x 50Gbps = 200Gbps) and the use of PAM4 coding to double the modulated speed to 400Gbps (200Gbps x 2 = 400Gbps).

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

While the number of data centers is declining, the overall square footage has been growing rapidly. Data centers are confronted with the problem of moving vast amounts of data not only around the data center itself, but also between data centers. The size of these data center “links” are often measured in kilometers and employ optical modulators to convert stored electronic/binary information to optical and back. Links that are shorter than 500 meters can employ “direct modulation,” which accomplishes modulation by mechanically turning a laser on and off. However, for links greater than 500 meters, it is necessary to employ optical modulators. We intend to target optical devices that are aimed at the 500m to 10km distance segment of the market. These are single mode fiber links and require polymer optical devices that operate in single optical mode. While some data center customers are planning their architectures using single mode fiber links even below 500m, others are focusing on cost-performance to make their decisions for their particular architectures. Our technology is both single mode and scalable, which means that it can be implemented in either data center application depending on how we achieve the customer metrics and specifications. We believe that our single mode modulator solutions will not only be competitive at 500m to 10km link distances, but also at distances below 500m depending on the customer architecture designs.

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

Additionally, we continue to move towards extending our prototype ridge waveguide modulator to operate up to 50 Gbps, and on September 19, 2017, we announced that our ridge waveguide Mach-Zehnder modulators achieved bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. A 50Gbps device would be the key to open the door for our Company to address the next large market, 400Gbps nodes (e.g., using 8 modulators that are multiplexed together (8 x 50Gbps = 400Gbps)) or alternatively 4 modulators at 50Gbps (4 x 50Gbps = 200Gbps) and the use of PAM4 coding to double the modulated speed to 400Gbps (200Gbps x 2 = 400Gbps).

On October 30, 2017, we entered into a new lease to lease approximately 13,420 square feet of office, laboratory and research and development space located in Englewood, Colorado for the Company’s new principal executive offices and research and development facility. The new facility’s $1.6 million infrastructure includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The move will streamline all research and development workflow into one facility for greater operational efficiencies, and it effectively doubles the combined square footage of the Company’s two current locations in Longmont, Colorado and Newark, Delaware. We have in place a phased transition strategy that will assure continuity of product development that we expect will be completed by late March 2018.

As we move through 2017, we expect to (i) bring in-house more specific skill sets in materials engineering and in device testing and fabrication, as well as personnel to orchestrate our various Company activities; and (ii) attract an industry partner with the synergistic capabilities necessary to help develop future products that are in various stages of design, such as a slot waveguide modulator and our integrated fiber optic polymer-based transceiver over and above device packaging competences.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2017 to three months ended September 30, 2016

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2017 and September 30, 2016. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,205,932 and $943,326 for the three months ended September 30, 2017 and 2016, respectively, for an increase of $262,606. The increase in operating expenses was due primarily to increases in research and development salaries, legal fees, non-cash stock option and warrant amortization, laboratory materials and supplies, product development consulting expenses, product prototype development and material testing expenses, insurance expense and license fees offset by decreases in general and administrative salaries, internet expenses, general and administrative travel and shareholder annual meeting expenses.

Included in our operating expenses for the three months ended September 30, 2017 was $821,331 for research and development expenses compared to $589,038 for the three months ended September 30, 2016, for an increase of $232,293. The increase in research and development expenses is primarily due to increases in research and development salaries, non-cash research and development stock option and warrant amortization, laboratory materials and supplies, product development consulting expenses, product prototype development and material testing expenses and license fees.

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

Wages and salaries, including benefits increased $97,413 from $274,110 for the three months ended September 30, 2016 to $371,523 for the three months ended September 30, 2017.

Research and development non-cash stock option amortization increased $53,261 from $43,566 for the three months ended September 30, 2016 to $96,827 for the three months ended September 30, 2017.

Laboratory materials and supplies also increased $24,864 from $40,298 for the three months ended September 30, 2016 to $65,162 for the three months ended September 30, 2017.

Product development consulting expenses increased $24,640 from $79,027 for the three months ended September 30, 2016 to $103,667 for the three months ended September 30, 2017.

Product prototype development and material testing expenses increased $11,142 from $45,424 for the three months ended September 30, 2016 to $56,566 for the three months ended September 30, 2017.

License fees increased $7,500 to $7,500 for the three months ended September 30, 2017 compared to $0 for the three months ended September 30, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $30,313 to $384,601 for the three months ended September 30, 2017 compared to $354,288 for the three months ended September 30, 2016. The increase is primarily due to increases in legal fees, non-cash general and administrative stock option and warrant amortization and insurance expense offset by decreases in general and administrative salaries, internet expenses, general and administrative travel and shareholder annual meeting expenses.

Legal fees increased $71,956 to $86,957 for the three months ending September 30, 2017 from $15,001 for the three months ended September 30, 2016.

General and administrative non-cash stock option and warrant amortization increased $16,119 to $60,998 for the three months ending September 30, 2017 from $44,879 for the three months ended September 30, 2016.

Insurance expense increased $7,923 to $36,249 for the three months ending September 30, 2017 from $28,326 for the three months ended September 30, 2016.

General and administration wages and salaries, including benefits decreased $43,631 from $159,595 for the three months ended September 30, 2016 to $115,964 for the three months ended September 30, 2017.

Internet expenses decreased $6,418 from $8,350 for the three months ended September 30, 2016 to $1,932 for the three months ended September 30, 2017.

General and administration travel expenses decreased $4,854 to $10,639 for the three months ending September 30, 2017 from $15,493 for the three months ended September 30, 2016.

Shareholder annual meeting expenses decreased $4,468 to $120 for the three months ending September 30, 2017 from $4,588 for the three months ended September 30, 2016.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense increased $52,458 to $74,573 for the three months ended September 30, 2017 from $22,115 for the three months ended September 30, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $1,280,505 and $965,441 for the three months ended September 30, 2017 and 2016, respectively, for an increase of $315,064, due primarily to increases in research and development salaries, legal fees, non-cash stock option and warrant amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, laboratory materials and supplies, product development consulting expenses, product prototype development and material testing expenses, insurance expense and license fees offset by decreases in general and administrative salaries, internet expenses, general and administrative travel and shareholder annual meeting expenses.

Comparison of nine months ended September 30, 2017 to nine months ended September 30, 2016

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2017 and September 30, 2016. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Our operating expenses were $4,032,323 and $3,041,967 for the nine months ended September 30, 2017 and 2016, respectively, for an increase of $990,356. The increase in operating expenses was due primarily to increases in non-cash stock option and warrant amortization, research and development salaries, legal fees, product development consulting expenses, product prototype development and material testing expenses, patent amortization and patent related expenses, laboratory materials and supplies, license fees, recruiting fees, insurance expense and research and development travel offset by decreases in general and administrative salaries and investor relations expenses.

Included in our operating expenses for the nine months ended September 30, 2017 was $2,388,861 for research and development expenses compared to $1,784,871 for the nine months ended September 30, 2016, for an increase of $603,990. The increase in research and development expenses is primarily due to increases in non-cash stock option and warrant amortization, research and development salaries, product development consulting expenses, product prototype development and material testing expenses, patent amortization and patent related expenses, laboratory materials and supplies, license fees and research and development travel.

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

Non-cash stock compensation and stock option and warrant amortization increased $163,666 from $244,730 for the nine months ended September 30, 2016 to $408,396 for the nine months ended September 30, 2017.

Wages and salaries and benefits increased $148,554 to $967,448 for the nine months ended September 30, 2017 from $818,894 for the nine months ended September 30, 2016.

Product development consulting expenses increased $100,004 from $196,651 for the nine months ended September 30, 2016 to $296,655 for the nine months ended September 30, 2017.

Product prototype development and material testing expense increased $74,095 from $93,114 for the nine months ended September 30, 2016 to $167,209 for the nine months ended September 30, 2017.

Patent amortization and patent related expenses increased $52,030 from $11,918 for the nine months ended September 30, 2016 to $63,948 for the nine months ended September 30, 2017.

Laboratory materials and supplies increased $24,443 from $117,083 for the nine months ended September 30, 2016 to $141,526 for the nine months ended September 30, 2017.

License fees increased $22,500 from $0 for the nine months ended September 30, 2016 to $22,500 for the nine months ended September 30, 2017 for the license fee.

Research and development travel expense increased $5,714 from $43,322 for the nine months ended September 30, 2016 to $49,036 for the nine months ended September 30, 2017.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $386,366 to $1,643,462 for the nine months ended September 30, 2017 compared to $1,257,096 for the nine months ended September 30, 2016. The increase is primarily due to increases in non-cash stock option and warrant amortization, legal fees, recruiting fees, insurance expense, offset by a decrease in salaries and investor relations expenses.

General and administrative non-cash stock option and warrant amortization increased by $306,818 to $461,846 for the nine months ended September 30, 2017 compared to $155,028 for the nine months ended September 30, 2016.

Legal fees increased $134,396 to $295,809 for the nine months ended September 30, 2017 from $161,413 for the nine months ended September 30, 2016 for an increase of $134,396.

Recruiting fees increased $20,000 to $20,000 for the nine months ended September 30, 2017 compared to $0 for the nine months ended September 30, 2016.

Insurance expense increased $11,079 from $84,459 for the nine month period ended September 30, 2016 to $95,538 for the nine month period ended September 30, 2017.

Salaries and wages decreased $60,450 to $422,800 for the nine months ending September 30, 2017 from $483,250 for the nine months ending September 30, 2016.

Investor relations expenses decreased $21,029 from $33,329 for the nine months ended September 30, 2016 to $12,300 for the nine months ended September 30, 2017.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense decreased $131,581 to $128,370 for the nine months ended September 30, 2017 from $259,951 for the nine months ended September 30, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $4,160,693 and $3,301,918 for the nine months ended September 30, 2017 and 2016, respectively, for an increase of $858,775, due primarily to increases in non-cash stock option and warrant amortization, research and development salaries, legal fees, product development consulting expenses, product prototype development and material testing expenses, patent amortization and patent related expenses, laboratory materials and supplies, license fees, recruiting fees, insurance expense and research and development travel offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, general and administrative salaries and investor relations expenses.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2016. See our Note 1 in our unaudited financial statements for the nine months ended September 30, 2017 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, net cash used in operating activities was $2,873,598 and net cash used in investing activities was $127,311, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2017 was $3,923,721. At September 30, 2017, our cash and cash equivalents totaled $2,879,656, our assets totaled $4,205,080, our liabilities totaled $321,642, and we had stockholders’ equity of $3,883,438.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $5,250,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2017.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through May 2018; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

On January 29, 2016, we signed a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. In April 2016, our registration statement became effective, which registered for resale by Lincoln Park under the Purchase Agreement 5,000,000 shares of our common stock. Pursuant to another registration statement that became effective on June 15, 2017, we registered for resale by Lincoln Park under the Purchase Agreement an additional 5,000,000 shares of our common stock. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the nine months ended September 30, 2017

Net cash used in operating activities was $2,873,598 for the nine months ended September 30, 2017, primarily attributable to the net loss of $4,160,693 adjusted by $175,621 in warrants issued for services, $694,621 in options issued for services, $136,557 in common stock issued for services, $214,573 in depreciation expenses and patent amortization and noncash expenses, ($38,839) in prepaid expenses and $104,562 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $127,311 for the nine months ended September 30, 2017, consisting of $38,662 in cost for intangibles and $88,649 in asset additions primarily for the Colorado lab facility.

Net cash provided by financing activities was $3,923,721 for the nine months ended September 30, 2017 and consisted of $3,439,060 in proceeds from resale of common stock to an institutional investor and $502,500 from the exercise of warrants offset by $17,839 repayment of equipment purchased.

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

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value

July 2017	Warrant – right to buy 150,000 shares of common stock at $1.48 per share issued for services.
Sept. 2017	Common Stock – 25,000 shares of common stock at average price of $1.45 per share issued for services.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. We relied on Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended, since the transactions did not involve any public offering.

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

Date: November 14, 2017

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 14, 2017