Form 10-K
period 2017-12-31
Lightwave Logic, Inc.
filed 2018-03-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 720-340-4949

Securities registered pursuant to Section 12(b) of the Act

Title of each class registered	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $99,251,162 as of June 30, 2017.

As of March 15, 2018, there were 75,000,557 shares outstanding of the registrant’s common stock, $.001 par value.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	lack of available funding
•	general economic and business conditions
•	competition from third parties
•	intellectual property rights of third parties
• •	regulatory constraints security breaches, cybersecurity attacks and other significant disruptions in our information technology systems
•	changes in technology and methods of marketing
•	delays in completing various engineering and manufacturing programs
•	changes in customer order patterns
•	changes in product mix
•	success in technological advances and delivering technological innovations
•	shortages in components
•	production delays due to performance quality issues with outsourced components
•	those events and factors described by us in Item 1.A “Risk Factors”
•	other risks to which our Company is subject
•	other factors beyond the Company's control.

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

Our Company

We were incorporated under the laws of the State of Nevada on June 24, 1997 and in 2004 we acquired PSI-TEC Corp., and in 2006 we merged with PSI-TEC Corp. PSI-TEC Corp. was incorporated under the laws of the State of Delaware on September 12, 1995. In 2008 we changed our name to Lightwave Logic, Inc. Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc., a Nevada corporation.

Our principal executive office is located at 369 Inverness Parkway, Suite 350, Englewood, CO 80112, and our telephone number is (720) 340-4949. Our website address is www.lightwavelogic.com. No information found on our website is part of this report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

Overview

Lightwave Logic, Inc. is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has two business segments to support its development activities, its materials development segment, and its photonic device design and development segment.

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

Polymer Photonic Integrated Circuits (P2ICTM)

The Company also designs its own proprietary Polymer Photonic Integrated Circuits. A Polymer Photonic Integrated Circuit is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law.

Current photonic technology is based on inorganic crystalline materials, which due to physical limitations have not been able to address devices such as slot waveguides that require highly miniaturized geometries. Slot modulators have the potential to scale in integration for increased functionality and would be highly beneficial to data center infrastructure. Organic electro-optic polymers have greater potential because they can be applied as a thin film coating. Our polymers are unique in that they can withstand extremely high semiconductor process temperatures to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Our devices, enabled by our organic electro-optic polymer material systems, work by affecting the optical properties of light in the presence of an electric field at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as lithium niobate, indium phosphide and gallium arsenide.

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

Our Business Opportunity

Lightwave Logic, Inc. is developing next generation proprietary photonic devices that are based on our advanced electro-optical polymer material systems. Current legacy technology is based on inorganic crystalline materials, which has allowed for the proliferation of data over fiber optic cables. However, there are inherent molecular deficiencies that have prevented this technology from scaling down in price and up in functionality, especially in terms of $/Gbps. This is primarily due to a closed valence structure that does not allow for the molecular improvements. The valence or valency of an element is a measure of its combining power with other atoms when it forms chemical compounds or molecules. Also, the physical properties of a crystal do not allow for its implementation into highly miniaturize slot structures that are in simple terms the pathways that light travels through in the device.

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

Many companies’ early attempts at developing commercially reliable organic polymers were stymied due to the difficulty of creating organic molecules that could remain electro-optically active after being subjected to the high heat of semiconductor manufacturing temperatures (such as silicon CMOS, InP, GaAs etc.). These early attempts also encountered difficulty synthesizing materials that could withstand photochemical bleaching (loss of sensitivity to specific frequencies) and material degradation due to high operating temperatures.

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

Our First Product – The Ridge Waveguide Modulator

A ridge waveguide modulator is a type of modulator where the waveguide is fabricated within a layer of our electro-optic polymer system. Various cladding materials and electrodes are layered over the core polymer. The polymer materials are then part of an integrated photonics platform that can house other photonic devices, such as lasers, waveguides etc.

In April 2017 we achieved bandwidth suitable for 25Gbps data rates in an all-organic polymer ridge waveguide intensity modulator prototype, a significant improvement over our initial 10Gbps device modulator prototype that was announced in 2016. This breakthrough was significant because a 25Gbps data rate is important to the optical networking industry because this data rate is a major node to achieve 100 Gbps (using 4 channels of 25 Gbps). In July 2017 we advanced our high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards and 100Gbps data center applications.

In September 2017 we achieved outstanding performance of our ridge waveguide Mach-Zehnder modulators ahead of schedule, with bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. This important achievement will allow users to utilize arrays of 4 x 50Gbps polymer modulators using PAM-4 encoding to access 400Gbps data rate systems. Pulse-Amplitude Modulation (PAM-4) is an encoding scheme that can double the amount of data that can be transmitted.

We are now optimizing our high-performance modulators against typical specifications that are required by the fiber communications industry. Furthermore, we are packaging our modulators with our packaging partner so that potential customers can evaluate our high-performance modulators in their systems. One of the most under-evaluated processes of developing high speed devices onto a new and novel technology platform is robustness and reliability. We have already made extensive progress with our polymer materials on this front, and now we are integrating our robust polymer materials onto an integrated photonics platform to provide customers with a more miniaturized, higher performance solution for their data rich systems.

We have also shown that with standard simulation and modeling of our devices, there is a potential to scale the high-speed performance beyond that of 50Gbps, thus providing a technology platform for even greater data rates in the future. This means that our technology platform using polymers is both scalable in high performance as well as scalable in miniaturization and low cost, something that the fiber communications industry has been searching for a long time.

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

Previous and Current Competitive Organic Electro-Optic Polymer Efforts

For the past several decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T Bell Labs, Honeywell, Motorola, HP, 3M, and others in addition to numerous universities and U.S. Government Agencies, have attempted to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications. These efforts were largely unsuccessful due, in our opinion, to the industry's singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model, which none of our patented molecular designs rely upon. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic polymers.

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design models are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws, in most cases, have prevented commercial quality polymer-based modulators from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the harsher MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius. While many new applications do not require full military specifications for polymers, many potential customers prefer to see polymer operate at or near these conditions to convey confidence in the material system. We understand from initial conversations with data center architects and designers that the temperature specifications that our materials achieve are compliant with their equipment design needs.

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

Although we believe that our polymers will be the key differentiating factor in Polymer photonic devices, we do not currently possess the technical skills and instrumentation necessary to fabricate and test PICs at this dramatically reduced scale and intend to seek an external partner to assist with development.

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We have filed more than 6 patents during 2017 and are currently in the process of readying a number of other inventions for formal filing later in 2018. We expect to continue innovating with our P2IC platform during 2018, and expect to at least maintain this level of invention at our Company during the whole of 2018. Our focus for 2018 is to establish the world’s first unique PerkinamineTM polymer based integrated photonics circuit portfolio of patents to support our working prototypes.

We have filed 2 patents in 2018, and we expect another patent to be filed by early March 2018. In total, our patent portfolio consists of 13 granted patents that include 4 from the US, 1 from Canada, 5 from the EU, 2 from Japan and 1 from China.

Our materials patent portfolio has also strengthened significantly in 2017 with the filing of additional new patent applications on our core PerkinamineTM molecular compounds as well as recent, innovative inventions that are expected to protect our P2IC polymer PIC platform from potential competition.

Included in our patent portfolio are the following nonlinear optic chromophore designs:

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

Our Recent Significant Events and Milestones Achieved

In November 2013, preliminary testing and initial data on our SOH/polymer photonic slot waveguide modulators demonstrated several promising characteristics. The tested SOH/polymer photonics chip had a 1-millimeter square footprint, enabling the possibility of sophisticated integrated optical circuits on a single silicon substrate. In addition, the waveguide structure was approximately 1/20 the length of a typical inorganic-based silicon photonics modulator waveguide. With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GhZ in the telecom, 1550 nanometer frequency band. This is equivalent to four, 10Gbpsec, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information. Our material also operates in the 1310 nanometer frequency band, which is suitable for data communications applications.

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

In April 2014 we entered into a sole worldwide license agreement with Corning Incorporated enabling us to integrate Corning's organic electro-optical chromophores into our portfolio of electro-optic polymer materials. The agreement allows us to use the licensed patents within a defined license field that includes communications, computing, power, and power storage applications utilizing the nonlinear optical properties of their materials. We elected to exercise our termination rights under the agreement effective January 1, 2018.

In October 2014 we submitted an order with Reynard Corporation to produce gold-layered fused silica substrates for our bleached waveguide modulators to be coated with several of our organic electro-optical polymers, which we received in early November 2014 and performance tested throughout December 2014. In May 2015, we subsequently decided to eliminate this product from our commercial development plans due to its limited commercial value, low speed characteristics, difficulty to mass-produce and limited ability to integrate with existing architectures. In lieu of this development program, a commercially viable prototype ridge waveguide modulator program was started to replace the bleached waveguide development. We believe that the ridge waveguide modulator represents a viable telecom device opportunity for the Company that does not have the inherent limitations seen in bleached waveguide structures.

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

In November of 2015, we successfully fabricated ridge waveguide structures from our core material system. At the same time, we successfully developed a proprietary methodology to segment individual chips from our silicon wafers that contain our ridge waveguide devices. These critical steps in our process provide us with a clear path towards a commercial telecommunication device. These same processes can be used for the fabrication of modulators to be used in data centers. The individual chips are now being analyzed and passively tested in our Longmont, CO optical test facility.

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

In August 2016, we obtained highly successful independent third-party verification of our organic polymer thin film properties from Metricon, a Company that specializes in making precision instruments designed to obtain optical measurements on thin film materials and optical waveguides. Metricon concluded a battery of scientific tests to verify the inherent properties of several of our advanced organic electro-optic polymer materials, which are currently being implemented into a series of photonic devices. Measurements by Metricon of several planar waveguide samples determined that our polymer thin film materials at 1550 nm (Telecom frequency band) should exceed industry requirements that target overall device loss at <4 dB/cm. Additionally, Metricon was also able to provide very accurate refractive index measurements on our Company’s materials, which is very important for designing high-speed multi-layer polymer modulators.

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

In April 2017 we achieved bandwidth suitable for 25Gbps data rates in an all-organic polymer ridge waveguide intensity modulator prototype, a significant improvement over our initial 10Gbps device modulator prototype. This breakthrough was significant because a 25Gbps data rate is important to the optical networking industry because this data rate is a major node to achieve 100 Gbps (using 4 channels of 25 Gbps). In July 2017 we advanced our high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards and 100Gbps data center applications.

In September 2017 we achieved outstanding performance of our ridge waveguide Mach-Zehnder modulators ahead of schedule, with bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. This important achievement will allow users to utilize arrays of 4 x 50Gbps polymer modulators using PAM-4 encoding to access 400Gbps data rate systems. Pulse-Amplitude Modulation (PAM-4) is an encoding scheme that can double the amount of data that can be transmitted.

In February 2018 we began the transition of moving our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies. We expect to complete the transition of moving our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to the new Englewood facility by the end of March 2018.

As we move forward through 2018, we expect to continue building our world-class design team for both polymer materials and integrated photonics technology platform to further optimize our P2IC™ platform. With the now consolidated facility in Englewood, Colorado, we will complete our clean-room and laboratories so that we can keep key technologies and processes internal to the Company. We will package our modulators for customer evaluation, and will continue to design our polymers for improved data rates and lower power operation. We will engage with customers to fine tune our technology to meet customer expectations, and we will scale our technology to provide cost effective technological solutions for the fiber communications market segments. We will partner with other companies as necessary, e.g. our packaging partner in 2017/18 is allowing us to move quickly towards customer prototypes.

The Global Photonic Device Market

General Overview

Lightwave Logic has been reviewing the latest market data as well as its own internal data for its business strategy, and below we detail the global market dynamics both in terms of data traffic as well as how PIC based technologies will grow in the fiber communications segment of the market.

As we have already seen with products such as smart phones, lap top computers, and personal digital assistants (PDAs), Internet traffic is one of the important metrics that is being used to show activity in fiber communications, and particularly telecommunications as well as datacommunications (which includes datacenters and high-performance computing). Internet Protocol (IP) traffic has typically been used to gauge the amount of data that is being used on the internet as shown in the graph below (sourced from Cisco VNI in 2018). The metric is Exabytes per month. An Exabyte is 1E18 which is 1000 Petabytes, or 1000,000 Terabytes or a billion Gigabytes of data. As seen from the graph which has a strong growth of 22% CAGR (2015-2020), the majority of the traffic is being driven by video, traffic, and is fast approaching the metric of Zetta which is 1E21 bytes of data. Some estimates are discussing the further metric of Yotta which is 1E24 bytes of data over the next decade, which is also expected to be driven for the most part by video.

Within the overall market trends of IP traffic growth, the internet will need to be able to support high volumes of data traffic. In order to do this, the fiber-optic infrastructure that allows data to be communicated between network nodes such as datacenters, within datacenters, and optical network switches etc., has to be upgraded. Today, fiber-optic networks are a combination of long, medium and short optical interconnects that range from 3 meters (or 1yard) to over 1000km depending on application in the optical network. Optical components, typically known as photonics components are used to build the fiber-optic infrastructure and consist of things like: laser diode, photodetectors, multipliers, modulators, transceivers etc. These are known as discrete components, while a mix of these components that are integrated or connected on a single substrate (such as silicon, InP, GaAs etc.) are called PICs (Photonic Integrated Components). The summary photonics market has been reviewed in 2017 and is shown below. The summary photonics market is forecast to grow to $43B by 2025 with a 7% CAGR (20-25) that includes both discrete and PIC photonic components. The summary photonics components market is forecasted to reach $21B in 2017.

Within the summary photonics components market, three major segments exist: WAN (wide area networks), access, and Datacom. The WAN segment is forecast to grow to $27B by 2025 with a 19% CARG (20-25) and the Datacom segment is forecast to grow to $12.1B by 2025 with 22% CAGR (20-25). As can be seen from the graph below, the growth of the WAN and Datacom segments is forecasted to be very strong over the next decade and provide the engine for growth in the overall global photonics components market.

One of the key metrics that is needed for any overall market analysis is how photonics components will grow over the next decade from a PIC perspective. This is important as the trend to integrate photonics components is beginning to accelerate. The trend has been driven by customer applications that require smaller photonic component solutions, lower power, high data rates, larger buildings for longer interconnect lengths, and more economic in terms of $/Gbps. PIC technologies, i.e. those technologies that include integrated photonics are forecasted to grow to ~$30B by 2025 with 16% CAGR (20-25). These technologies include InP which is the current incumbent, GaAs, and other newer integrated technology solutions such as SiP (silicon photonics), polymer photonics, and dielectric photonics. The forecast of ~$30B is approximately 69% of the summary photonics components market by 2025, which represents a huge acceleration for PIC based technologies over the next decade. This also means while PIC based technologies are $7B today with 24% of the photonics components market, PIC based technologies become de facto by 2025.

While the rise of PIC based technologies is exciting, what also is exciting in the photonics component market is the rise of fiber-optic transceivers. Transceivers are small boxes located at the end of each fiber-optic link that house photonics components and PIC components which send and receive data. While the global overall photonic components market is expected to reach $43B by 2025, the photonics transceivers sub-segment is forecasted to grow to $25B by this time. This represents that transceivers will accelerate to 58% of the global overall photonics market by 2025 and become a major driver for optical networking over the next decade.

The key segments in photonics based fiber-optic transceivers achieved $11.3B in 2017 with growth from 9 different segments that include: AOC, CATV, Fibre Channel, DWDM, Ethernet-datacom, WAN-client side, Radio etc., based transceivers. Three of these segments are forecasted to grow very well to achieve revenues of $25B by 2025, with the biggest contributions from DWDM, Ethernet-datacom, and WAN-client based transceivers.

The transceiver growth shows which sub-segments that will utilize small boxes at the ends of fiber-optic interconnects, it is well known that transceiver trends over the past decade have been towards smaller boxes i.e. smaller transceiver formats and footprints (such as SFF, SFP, QSFP, and many others), with higher densities of photonics components designed into them. It is expected over the forecast period that transceivers will be an excellent platform for the accelerating trends of PICs in both telecom and datacom applications. The graph below shows the PIC transceiver forecast to 2025. PIC transceivers are forecast to reach $20B by 2025 with 17% CARG (20-25) growing from $3.2B in 2017. What is more interesting is that by about 2021, PIC transceivers will lead discrete photonic component transceivers from a revenue standpoint. This means that the trend to integrate photonics components inside a transceiver is accelerating quickly, driven by the customer interest for smaller, denser, and higher performance metrics of transceivers. This trend is ideal for our polymer based integrated photonics platform to have a huge impact in the market segment over the next decade.

Within the PIC transceivers market there are a number of sub-segments that summate to $20B by 2025. The major segments that drive this forecast are Ethernet, DWDM, and WAN-client-side applications as can be seen from the graph below. In particular these segments are technologically driven by PIC based technologies that operate at 100Gbps and 400Gbps data rates that generally are considered high performance solutions.

Data rates and high performance of transceivers can be seen by the graph below which depicts PIC based technologies in the Ethernet sub-segment. For Ethernet applications only, transceivers are driven by 100GE based PIC technologies. The market is forecast with 100GE to grow to $4.5B by 2025 with 6% CAGR (20-25) and with 400GE to grow to $0.98B by 2025 with 16% CAGR (20-25). This is a clear drive for the PIC based transceivers in the Ethernet application is 100GE over the forecast period and sets the scene for polymer based integrated photonics to have the opportunity to grow extremely quickly.

As the Company is developing polymer based photonic devices such as fiber-optic modulators, these devices translate electric signals into optical signals and allow laser based technology to operate effectively at 50Gbps and beyond. Lasers with modulator are used in fiber communication systems to transfer data over fiber-optic networks today and are expected to be a key driver in photonics components for PIC based technological solutions over the next decade. Optical data transfer using lasers and modulators is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

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

The overall square footage in datacenters has been growing rapidly over the past 5 years, and is expected to continue this trend over the next decade. Data centers are confronted with the problem of moving vast amounts of data not only around the data center itself, but also between data centers. The size of these data center “links” are often measured in kilometers and employ optical modulators to convert stored electrical/binary information to optical and back. Links that are shorter than 500 meters and operate at approximately 10Gbps can employ “direct modulation,” which accomplishes modulation by mechanically turning a laser on and off. However, for links greater than 500 meters and higher data rates such as 25Gbps, 40Gbps, and beyond, it is necessary to employ optical modulators. We intend to target optical devices that are aimed at the 500m to 10km distance segment of the market that operate at 25Gbps and higher data rates. These are single mode fiber links and require polymer optical devices that operate in single optical mode. While some data center customers are planning their architectures using single mode fiber links even below 500m, others are focusing on cost-performance to make their decisions for their particular architectures. Our technology is both single mode and scalable in both increased data rates and low cost, which means that it can be implemented in either data center application depending on how we achieve the customer metrics and specifications. We believe that our single mode modulator solutions will not only be competitive at 500m to 10km link distances at 25Gbps data rates and beyond, but also at distances below 500m at 25Gbps and beyond depending on the customer architecture designs.

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

Industry issues of scaling

The key issues facing the fiber-optic communications industry are the economic progress and scalability of any PIC based technological platform. The polymer platform is unique in that it is truly scalable. Scalable means being able to scale up for high speed data rates, while simultaneously being able to scale down in cost. This allows a competitive cost per data rate or cost per Gbps metric to be achieved.

Fiber optic datacentre and high-performance computing customers want to achieve the metric of $1/Gbps @ 400Gbps (this essentially means a single mode fiber optic link that has a total cost of $400 and operates with a data rate of 400Gbps à which also means that each transceiver at each end of the fiber optic link must be able to be priced at $200), but as industry tries to match this target, it is already falling behind as can be seen in the Figure below which plots generic typical PIC based technology:

In the above figures (where the left-hand graph is a linear vertical scale, and the right-hand graph is a log scale), it can be seen that the orange curve plots the customer expectation, while the other color curves show $/Gbps improvement over time for various high-speed data rate transceivers using PIC based technologies. A gap is appearing between what customer expect and what the technologists can produce.

Polymers play an important role in PICs over the next decade as they can reduce or close the gap between customer expectations and technical performance through effective scaling increase of high performance with low cost. This is shown in the Figure below how polymers have the potential to scale to the needs of the customers over the next 3-5years.

Some of the things needed to achieve the scaling performance of polymers in n integrated photonics platform is within sight today:

1)

Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this.

2)

Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.

3)

Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company

4)

Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages.

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

Continue to Recruit Technical Expertise

In December 2011, we retained Dr. Frederick Leonberger, PhD as our Senior Advisor. Dr. Leonberger is the former Chief Technology Officer of JDS Uniphase, Inc. We previously retained EOvation Advisors LLC, a technology and business advisory firm founded by Dr. Frederick Leonberger, as a consultant to the Company. Dr. Leonberger is presently assisting our Company with strategic planning and the design of optical modulators that we intend to develop. In May 2017, Dr. Leonberger was elected to our Board of Directors and serves as a member of the operations committee and assists with the technical direction and strategy of the company.

Our Research and Development Process

Our research and development process consist of the following steps:

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $3,519,129 and $2,474,689 for the years ended December 31, 2017 and 2016, respectively.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Ridge Waveguide Modulator

Our ridge electro-optic waveguide modulator was designed and fabricated in our Longmont, Colorado laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. In September 2017 we announced that our initial alpha prototype ridge waveguide modulator, enabled by our P2IC™ polymer system, demonstrated bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. This important achievement will allow users to utilize arrays of 4 x 50Gbps polymer modulators using PAM-4 encoding to access 400Gbps data rate systems. Pulse-Amplitude Modulation (PAM-4) is an encoding scheme that can double the amount of data that can be transmitted. These ridge waveguide modulators are currently being packaged with our partner and will be available for evaluation by potential customers in 2018. In parallel, we are simulating and modeling the modulators for scalability to higher data rates above 50Gbps and lower cost structures that will be competitive with incumbent technology. This provides our technology platform with higher levels of scalability and will provide potential customers with technological solutions that they are currently looking for.

The ridge waveguide modulator represents our first commercially viable device, and targets metro networks (< 10Km) within large scale telecommunications and data communications networks and represents at least a $300M per year market opportunity for us.

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

Our material also operates in the 1550 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our SOH/ Polymer photonic slot waveguide modulator in 2014 and continued our collaboration with an associated third-party research group in 2017 and expect to see initial results in 2018.

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

Our Competition

Competitive Technologies - PIC Based Technologies

PIC technologies have historically been driven using III-V compound semiconductors, namely InP, although GaAs remains a strong PIC platform, and is expected to strengthen via the VCSEL based 3D sensing applications. Indium Phosphide has been used since the 1980s as the first PIC platform with laser modulator chips where both the laser and modulator were fabricated monolithically. Since the 1980s, there have been InP based transmitters, receivers, and other functional elements that all support the fiber-communications industry. In fact, over the past 3 decades it has the been the fiber communications industry that has driven the increased performance, miniaturization and simplicity in packaging for PIC based technologies. Also, back in the 1980s, ‘optoelectronics’ was the key word to describe having both electronic and photonic functions or devices on a single chip. This was known in early publications as an optoelectronics integrated circuit (OEIC). Today optoelectronics is synonymous with ‘photonics’, and hence the common-place use of ‘photonics integrated circuits’ for PICs.

In the below figure, it can be seen in red that the incumbent technology for PICs is InP. InP is capable of providing a number of devices and opportunities in both electronics as well as photonics. InP main weakness from a function standpoint is that although it can provide HFETs, JFETs, bipolar electronic devices, it has not been able to successfully penetrate LSI, or VLSI with digital IC circuitry. Chips such as ASICs are not practically available with the InP platform – mostly due to advancement in electronic transistor design, and also through limited maturity in large format wafer manufacturing. Today the majority of InP fabrication is based on 4” or 100mm wafers, and only in the past year have folks been seriously looking at 6” or 150mm InP wafer infrastructure. From the photonics standpoint, there are very good reasons why InP is the incumbent technology – it provides world class performance in lasers, modulators, simple electronics such as drivers and TIAs (transimpedance amplifiers), as well as highly performing active and passive devices such as SOAs, waveguides, spot-size converters, and mux/demux blocks such as AWG and Eschelle gratings.

Over the past decade, the rise of silicon-based photonics has accelerated quickly (as can be seen in blue in the Figure). Silicon has a huge history in electronics, and it’s been said by many that if the existing infrastructure could be utilized effectively, then the cost of producing photonics with similar fabrication, design, testing, and simulation tools, would become competitive with the current incumbent technology: InP. As can be seen by the figure, silicon is capable of handling many photonics devices in addition to all electronic functionality with CMOS and BiCMOS based technologies. The only photonic device that remains impossible (at least for the time being) is the emitter or laser where light is generated. This has spawned a new segment for silicon photonics (SiP) where engineers and scientists have developed creative ways to implement InP into device, wafer, and epi-designs that are silicon based. These solutions are typically referred to as heterogeneous solutions where both InP and silicon are utilized to create PIC platforms with emitter or laser-based functionality.

While the red area of the Figure represents the incumbent technology InP, the blue areas, Silicon Photonics, the middle areas that are shaded green represent PIC based technologies that can utilize either III-V compound semiconductor platforms such as InP, GaAs, even GaN, as well as silicon platforms such as silicon wafers, and various combinations of silicon-based materials such as SOI (silicon on insulator), SiGe etc. The green areas are represented by both polymers and dielectric materials that can be deposited onto either silicon or III-V material wafers. These combinations of technology allow flexibility in PIC designs where both polymers and dielectrics can provide a multitude of active and passive photonic devices such as: waveguides (W/G), spot size converters (SSC), modulators (such as Mach Zehnder and slot types), multipliers and demultipliers (Mux/Demux variants such as AWGs, MMI, and Echelle gratings). The interesting part of the polymer and dielectric technology is that combinations of active and passive devices can be mixed and matched with either III-V compound devices as well as silicon based, heterogeneous based devices to design more effective and efficient PICs. For polymers, very low voltage can be utilized for low cost, low power consumption, very high-speed modulators that can be deposited onto a semiconductor platform. For dielectric photonics, very low temperature sensitivity mux/demux devices (such as athermal designs) can be deposited onto a semiconductor platform. As can be seen from the Figure, polymer and dielectric technology suffers from that the fact that high density ICs and laser-based emitters are not available but could be integrated with the appropriate designs for the PIC with III-V compound semiconductors and/or silicon based technology that have both DSP/ASIC type circuits and laser emitters.

PIC technologies have a number various and broad applications as can be seen by the Figure below. In this Figure applications range from fiber optic communications, self-driving vehicles, sensing, internet of things, bio-photonics, healthcare, industrial, military, high performance computing etc.

PIC technologies are based upon semiconductor wafers (such as III-V compound semiconductors – InP, GaAs etc.) as well as silicon wafers (which can be tailored to become SiGe heterogeneous, SOI, etc.). As these platforms are semiconductor based, the wafers are processed in fabs or fabrication facilities to produce devices. As a general rule, silicon has the largest wafers with 8” (200mm) and 12” (300mm) format discs. GaAs typically is running 3” (75mm), 4” (100mm) and 6” (150mm) wafers in production fabs or fabrication plants around the world. There is an expectation that GaAs will eventually move to 8” (200mm) wafers in the next 5 years. InP is in production today on 2” (50mm), 3” (75mm) and 4” (100mm) wafers with an expectation to move to 6” (150mm) in the next 5 years. Heterogeneous solutions with silicon photonics that utilize materials such as SiGe and InP are typically 8” (200mm) and 12” (300mm) format wafers. Polymer photonics can be deposited on either III-V compound semiconductor wafers as well as silicon wafers which makes it suitable for the next generation of PIC based technological platforms for the fiber communications industry.

The supply chain for the PIC industry starts with the wafer development and continues through epitaxial growth, device fabrication, optical sub-assembly, module or transceiver builds, and sub-systems which are implemented into optical networking applications. Within these supply chain segments, a number of combinations of technology can be utilized. For example, CMOS IC circuits can be fabricated onto silicon wafers together with silicon photonics, heterogeneous solutions, that could have the advantage of polymer active devices, and dielectric passive devices on board. InP may be combined with polymer photonics to house on-board or on-wafer emitters to source light for the optical signaling with modulators. Included in the wafers can be combinations of electrical and optical circuitry. Electrical circuitry is usually set up as both as single as well as multilevel interconnects. Optical circuitry is usually set up as a waveguide or optical layer as part of the device fabrication design. PICs can interconnect electrical devices with photonic devices, and also increase chip functionality through the use of electrical and optical active and passive device solutions. Polymer technologies can provide active device function through for example Mach Zehnder modulators, as well as providing passive device function with waveguides, multipliers, and demultipliers.

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, Lumentum, Oclaro, NeoPhotonics, Molex, Avago. Additionally, the five largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are Lumentum, Sumitomo, Oclaro, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

Our Plan to Compete

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

Our Laboratory Facilities

Our principal executive offices and research and development facility is located at our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies. We expect to complete the transition of moving our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to the new Englewood facility by the end of March 2018.

Employees

We currently have 14 full-time employees and 2 part-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 3 to 6 additional full-time employees in 2018. We believe that we have good relations with our employees.

Properties and Laboratory Facilities

Our principal executive offices and research and development facility is located at our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies. We expect to complete the transition of moving our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to the new Englewood facility by the end of March 2018.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $5,749,382 for the year ended December 31, 2017 and $4,407,208 for the year ended December 31, 2016. We anticipate that we will continue to incur operating losses through at least 2018.

We may not be able to generate significant revenue either through customer contracts for our potential products or technologies or through development contracts from the U.S. government or government subcontractors. We expect to continue to make significant operating and capital expenditures for research and development and to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through September 2018; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

We are devoting significant resources to engineer next-generation organic nonlinear optical materials and devices for future applications to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies as well as our proprietary photonic devices, such as our Polymer Photonic Integrated Circuits P2ICTM. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly, and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

Part of our business strategy is to maintain and develop strategic relationships with private firms, and to a lesser extent, government agencies and academic institutions, to conduct research and development of products and technologies. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

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

We may participate in one or more joint ventures for the purpose of assisting us in carrying out our business expansion, especially with respect to new product and/or market development. We may experience with our joint venture partner(s) issues relating to disparate communication, culture, strategy, and resources. Further, our joint venture partner(s) may have economic or business interests or goals that are inconsistent with ours, exercise their rights in a way that prohibits us from acting in a manner which we would like, or they may be unable or unwilling to fulfill their obligations under the joint venture or other agreements. We cannot assure you that the actions or decisions of our joint venture partners will not affect our operations in a way that hinders our corporate objectives or reduces any anticipated cost savings or revenue enhancement resulting from these ventures.

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

We are developing our proprietary electro-optic polymer systems to be utilized by electro-optic device manufacturers, such as telecommunications component and systems manufacturers, networking and switching suppliers, semiconductor companies, aerospace companies and government agencies, as well as our proprietary photonic devices, such as our Polymer Photonic Integrated Circuits P2ICTM. All of our potential products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our potential products in one industry, we may not achieve market acceptance in other industries for which we are developing products.

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

One of our significant target markets is the telecommunications market, which historically has not accepted polymer modulators.

One of our significant target markets is the telecommunications market, which demands high reliability optical components. Historically, polymer modulators have not been accepted into this market even though polymer modulators have achieved Telcordia™ based specifications. It is clear that the telecommunications market is demanding higher and higher data rates for its optical components, and may again decide that polymer based modulators are not suitable even if higher data rates, high reliability, and low power consumption are demonstrated

Another of our significant target markets is the datacommunications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide.

Another of our significant target markets is the datacommunications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide. As the demands for high performance, low cost ($/Gbps) is implemented into next generation architectures, polymer modulators and polymer based PIC products may be subject to significant competition. Furthermore, there is a potential that technologies such as silicon photonics and Indium Phosphide might reach the might reach the metric of $1/Gbps at 400Gbps before ours. Customers may then be less willing to purchase new technology such as ours or invest in new technology development such as ours for next generation systems.

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

In addition to Regular Purchases, we may in our sole discretion direct Lincoln Park on each purchase date to make “accelerated purchases” on the following business day up to the lesser of (i) two (2) times the number of shares purchased pursuant to such Regular Purchase or (ii) 30% of the trading volume on the accelerated purchase date at a purchase price equal to the lesser of (x) the closing sale price on the accelerated purchase date and (y) 95% of the accelerated purchase date’s volume weighted average price.

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

Under the Purchase Agreement, we may sell to Lincoln Park, from time to time and under certain circumstances, up to $20,000,000 of our common stock over approximately 36 months subsequent to January 2016. We may be required to file and have declared effective one or more additional registration statements to cover the resale by Lincoln Park of additional shares of our common stock that we may sell and issue to Lincoln Park. Generally, with respect to the Purchase Agreement, we have the right, but no obligation, to direct Lincoln Park to periodically purchase up to $20,000,000 of our common stock in specific amounts under certain conditions, which periodic purchase amounts can be increased under specified circumstances.

We also agreed to issue to Lincoln Park up to an aggregate of 1,000,000 shares of common stock as a fee for Lincoln Park’s commitment to purchase our shares under the Purchase Agreement. Of these commitment shares, we issued 350,000 shares upon entering into the Purchase Agreement and have subsequently issued 268,753 shares in conjunction with stock purchases by Lincoln Park. The remaining 381,247 commitment shares are issuable to Lincoln Park on a pro rata basis as additional purchases are made under the Purchase Agreement.

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

As of December 31, 2017, we have outstanding options and warrants to purchase an aggregate of 18,039,242 shares of our common stock at exercise prices ranging from $0.57 - $1.69 per share with a weighted average exercise price of $0.89 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Dr. Michael Lebby, our Chief Executive Officer and James S. Marcelli our President, Chief Operating Officer, Secretary and Principal Financial Officer. Accordingly, the loss of the services of either of these persons would adversely affect our business and our ability to timely commercialize our products, and impede the attainment of our business objectives.

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

We conduct significantly all of our research and development activities at our Englewood, CO facility, and circumstances beyond our control may result in considerable interruptions.

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

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Securities Exchange Act of 1934 (“Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting annually. If our independent registered public accounting firm is unable to attest to the effectiveness of our internal control over financial reporting, investor confidence in our reported results will be harmed and the price of our securities may fall. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

Our Company’s common stock is quoted on the OTCMarkets (OTCQB) under the symbol "LWLG." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

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

You may consider any one of these factors to be material, and our stock price may fluctuate widely as a result of any of the above listed factors.

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

Our amended articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

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

Nevada law, as well as our amended articles of incorporation and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

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

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our annual base rent is approximately $168,824

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

		High	Low

2016	1st Quarter	$0.687	$0.421
	2nd Quarter	$0.64	$0.512
	3rd Quarter	$0.8201	$0.63
	4th Quarter	$0.66	$0.5401

2017	1st Quarter	$0.86	$0.63
	2nd Quarter	$1.73	$0.71
	3rd Quarter	$1.53	$1.04
	4th Quarter	$1.47	$1.29

As of March 15, 2018, we had approximately 75,000,557 shares of common stock outstanding, held by approximately 108 holders of record of our common stock. This shareholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions. We do not have any shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2017.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,320,000 (1)	$0.83	1,375,000
Equity compensation plans not approved by security holders (2)	1,777,500	$0.78	0
Total	8,097,500	$0.82	1,375,000

(1)

Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 3,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan and 4,695,000 shares of common stock for such persons pursuant to our 2007 Employee Stock Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
January 2017	Warrant – right to buy 275,000 shares of common stock at $0.60 per share issued for services.
Jan. – March 2017	Common Stock – 8,398 shares of common stock at average price of $0.71 per share issued for services.
Apr. – June 2017	Common Stock – 2,599 shares of common stock at average price of $0.77 per share issued for services.
July 2017	Warrant – right to buy 150,000 shares of common stock at $1.48 per share issued for services.
Sept. 2017	Common Stock – 25,000 shares of common stock at average price of $1.45 per share issued for services.

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

Overview

Lightwave Logic, Inc. is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has two business segments to support its development activities, its materials development segment, and its photonic device design and development segment.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock. During 2016 we received $1,553,190 in total cash proceeds from the issuance and sale of our common stock. During 2017 we received $6,224,560 in total cash proceeds from the issuance and sale of our common stock and warrants to purchase our common stock.

Results of Operations

Comparison of fiscal 2017 to fiscal 2016

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2017 and December 31, 2016. The Company is in various stages of photonic device and material development and evaluation. Our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components.

Operating Expenses

Our operating expenses were $5,523,538 and $4,135,578 for the years ended December 31, 2017 and 2016, respectively, for an increase of $1,387,960. The increase in operating expenses is primarily due to increases in non-cash stock option and warrant amortization, research and development salaries, legal fees, patent amortization and patent related expenses, product development consulting expenses, product prototype development and material testing expenses, laboratory materials and supplies, recruiting fees, fees for disposal of obsolete materials, rent, license fees, insurance expense, accounting fees, shareholder annual meeting expenses and other tax expenses offset by decreases in general and administrative salaries, general and administrative consulting, investor relations expenses, software expenses, general and administrative travel expenses and internet and web design fees.

Included in our operating expenses for the year ended December 31, 2017 was $3,519,129 for research and development expenses compared to $2,474,689 for the year ended December 31, 2016, for an increase of $1,044,440. The increase in research and development expenses is primarily due to increases in non-cash stock option and warrant amortization, research and development salaries, patent amortization and patent related expenses, product development consulting expenses, product prototype development and material testing expenses, laboratory materials and supplies, fees for disposal of obsolete materials, rent and license fees.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device fabrication testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices PIC development and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Non-cash stock compensation and stock option and warrant amortization increased $351,348 from $362,435 for the year ended December 31, 2016 to $713,783 for the year ended December 31, 2017.

Wages and salaries and benefits increased $261,710 from $1,095,884 for the year ended December 31, 2016 to $1,357,594 for the year ended December 31, 2017.

Patent amortization and write-off of previously capitalized patent costs increased $114,374 from $15,891 for the year ended December 31, 2016 to $130,265 for the year ended December 31, 2017.

Product development consulting expenses increased $80,698 from $292,283 for the year ended December 31, 2016 to $372,981 for the year ended December 31, 2017.

Product prototype development and material testing expense increased $68,939 from $150,711 for the year ended December 31, 2016 to $219,650 for the year ended December 31, 2017.

Laboratory materials and supplies also increased $50,697 from $151,607 for the year ended December 31, 2016 to $202,304 for the year ended December 31, 2017.

Disposal of obsolete materials increased $39,963 from $3,565 for the year ended December 31, 2016 to $43,528 for the year ended December 31, 2017.

Rent expense increased $34,157 from $117,775 for the year ended December 31, 2016 to $151,932 for the year ended December 31, 2017 for the new headquarter facility in Colorado.

License fees increased $30,000 to $30,000 for the year ended December 31, 2017 from $0 for the year ended December 31, 2016.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $343,520 to $2,004,409 for the year ended December 31, 2017 from $1,660,889 for the year ended December 31, 2016. The increase is primarily due to increases in non-cash stock option and warrant amortization, legal fees, recruiting fees, insurance expense, accounting fees, rent and utilities expenses, shareholder annual meeting expenses and other tax expenses offset by decreases in salaries, general and administrative consulting, investor relations expenses, software expenses, general and administrative travel expenses and internet and web design fees.

Non-cash stock compensation and stock option amortization increased $249,737 from $248,152 for the year ended December 31, 2016 to $497,889 for the year ended December 31, 2017.

Legal fees increased $178,712 to $353,437 for the year ended December 31, 2017 from $174,725 for the year ended December 31, 2016.

Recruiting fees increased $50,500 to $50,500 for the year ended December 31, 2017 compared to $0 for the year ended December 31, 2016.

Insurance expense increased $19,002 from $112,785 for the year ended December 31, 2016 to $131,787 for the year ended December 31, 2017.

Accounting fees increased $12,084 from $93,000 for the year ended December 31, 2016 to $105,084 for the year ended December 31, 2017.

Rent and utility expenses increased $10,684 to $43,553 for the year ended December 31, 2017 from $32,869 for the year ended December 31, 2016 primarily for the expenses of the new headquarter facility in Colorado.

Expenses for the annual shareholder meeting increased $6,702 from $44,506 for the year ended December 31, 2016 to $51,208 for the year ended December 31, 2017.

Other tax expenses increased $6,131 from $6,593 for the year ended December 31, 2016 to $12,724 for the year ended December 31, 2017.

General and administrative wages and salaries decreased $102,307 from $635,982 for the year ended December 31, 2016 to $533,675 for the year ended December 31, 2017.

General and administrative consulting expenses decreased $42,958 from $27,000 for the year ending December 31, 2016 to ($15,958) for the year ending December 31, 2017.

Investor relations expenses decreased by $19,674 from $37,454 for the year ended December 31, 2016 to $17,780 for the year ended December 31, 2017.

Software expenses decreased $10,876 from $17,339 for the year ended December 31, 2016 to $6,463 for the year ended December 31, 2017.

Travel expenses decreased $10,003 from $51,300 for the year ended December 31, 2016 to $41,297 for the year ended December 31, 2017.

Internet and web design fees decreased $6,191 to $10,992 for the year ended December 31, 2017 from $17,183 for the year ended December 31, 2016.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense decreased $45,786 to $225,844 for the year ended December 31, 2017 from $271,630 for the year ended December 31, 2016, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for tax years beginning 2018. The Company remeasured certain deferred tax assets and valuation allowance based on the rates at which they are expected to reverse. The remeasurement incorporates assumptions made based upon the best available interpretation of the Act and may change as the Company receives additional clarification and implementation guidance.

Net Loss

Net loss was $5,749,382 and $4,407,208 for the years ended December 31, 2017 and 2016, respectively, for an increase of $1,342,174, due primarily to increases in non-cash stock option and warrant amortization, research and development salaries, legal fees, patent amortization and patent related expenses, product development consulting expenses, product prototype development and material testing expenses, laboratory materials and supplies, recruiting fees, fees for disposal of obsolete materials, rent, license fees, insurance expense, accounting fees, shareholder annual meeting expenses and other tax expenses offset by decreases in general and administrative salaries, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, general and administrative consulting, investor relations expenses, software expenses, general and administrative travel expenses and internet and web design fees.

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

Stock Based Compensation

Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017, 2016 and 2015: no dividend yield in all years, expected volatility, based on our Company’s historical volatility, 39% to 87% in 2017, between 58% to 78% in 2016 and between 75% to 79% in 2015, risk-free interest rate between 1.16% to 2.37% in 2017, between 1.05% to 2.06% in 2016 and between 1.44% to 1.70% in 2015 and expected option life of .03 to 9.08 years in 2017, 2.5 to 5.6 years in 2016 and 5 to 5.75 years in 2015.

As of December 31, 2017, there was $209,550 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 31, 2020.

Liquidity and Capital Resources

During the year ended December 31, 2017, net cash used in operating activities was $4,409,696 and net cash used in investing activities was $265,532, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the year ended December 31, 2017 was $6,200,711. At December 31, 2017, our cash and cash equivalents totaled $3,482,327, our assets totaled $5,849,770, our liabilities totaled $833,055 and we had stockholders’ equity of $5,016,715.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $475,000 of expenditures over the next 12 months. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology during 2018.

Our business does not presently generate the cash needed to finance our current and anticipated operations. We believe we have raised sufficient capital to finance our operations through September 2018; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. Such future sources of financing may include cash from equity offerings, exercise of stock options, warrants and proceeds from debt instruments; but we cannot assure you that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

On January 29, 2016, we signed a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to sell up to $20,000,000 of common stock whereby subject to certain conditions and at our sole discretion, Lincoln Park has committed to purchase up to $20,000,000 of our common stock over a 36-month period. Our most recent registration statement relating to the Purchase Agreement became effective in June 2017, which registered for resale by Lincoln Park under the Purchase Agreement 5,000,000 shares of our common stock. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

We expect that our cash used in operations will increase during 2018 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2017

Net cash used in operating activities was $4,409,696 for the year ended December 31, 2017, primarily attributable to the net loss of $5,749,382 adjusted by $416,934 in warrants issued for services, $794,738 in options issued for services, $270,343 in common stock issued for services, $325,946 in depreciation expenses and patent amortization expenses, ($447,977) in prepaid expenses and ($20,298) in accounts payable and accrued expenses. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $265,532 for the year ended December 31, 2017, consisting of $81,743 in cost for intangibles and $183,789 in asset additions primarily for the new Colorado headquarter facility.

Net cash provided by financing activities was $6,200,711 for the year ended December 31, 2017 and consisted of $5,722,060 proceeds from common stock and $502,500 proceeds from the exercise of warrants offset by $23,849 repayment of equipment purchased.

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

Contractual Obligations

We are obligated under operating leases for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2018	$50,274
2019	38,739
2020	195,574
2021	201,501
2022	189,837

TOTAL	$675,925

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Morison Cogen LLP, the independent registered public accounting firm that audits our Financial Statements has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is stated in their report included in this Item 9A of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Morison Cogen LLP, audited our internal control over financial reporting as of December 31, 2017. Their report, dated March 16, 2018, expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Class/ Term

Michael Lebby	57	Director; Chief Executive Officer	Class II Expires 2019
James S. Marcelli	70	Director; President; Chief Operating Officer, Secretary	Class III Expires 2020
Thomas E. Zelibor	63	Chair of the Board of Directors	Class III Expires 2020
William C. Pickett, III	74	Director	Class III Expires 2020
Joseph A. Miller	76	Director	Class II Expires 2019
Ronald A Bucchi	63	Director	Class II Expires 2019
Siraj Nour El-Ahmadi	53	Director	Class I Expires 2018
Frederick J. Leonberger	70	Director	Class I Expires 2018

Business experience of directors, executive officers, and significant employees

Dr. Michael Lebby. Dr. Lebby has served as our Chief Executive Officer since May 1, 2017 and as a director of our Company since August 26, 2015. He also previously served a member of our Operations Committee until April 30, 2017.  Dr. Lebby is in charge of the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company From June 2013 to 2015, Dr. Lebby has served as President and CEO of OneChip Photonics, Inc., a privately held company headquartered in Ottawa, Canada, that is a leading provider of low-cost, small-footprint, high-performance indium phosphide (InP)-based photonic integrated circuits (PICs) and PIC-based optical sub-assemblies (OSAs) for the Data Center markets. Also, from 2013 to 2015 Dr. Lebby presently served as part-time full professor, and chair of optoelectronics at Glyndwr University in Wales, UK, to bring forward advanced materials, device, and integrated photonics based technologies for the datacenter and high performance computing markets.  During the period 2014 to 2016, Dr. Lebby focused on a foundry based model for InP-based photonic integrated circuits (PICs) and optoelectronic integrated circuits (OEICs) in the datacenter segment and was been instrumental in assembling California’s proposal (via USC) to the Federal Government for an integrated photonics manufacturing institute. Dr. Lebby holds a Doctor of Engineering, a Ph.D., a MBA and a bachelor’s degree, all from the University of Bradford, United Kingdom.  Dr. Lebby has well over 200 issued utility patents with the USPTO. This number expands to over 450 if international derivative patents are included.

Mr. James S. Marcelli. Mr. Marcelli has served as an officer and director of our Company since August 2008. Since May 2012, Mr. Marcelli has served as our Company’s President and Chief Operating Officer, and he was named our Secretary in March 2018. Previously, from August 2008 to April 2012, Mr. Marcelli served as our President and Chief Executive Officer. Mr. Marcelli is in charge of the day-to-day operations of our Company and its movement to a fully functioning commercial corporation, and also serves as our Company’s principal financial officer. Since 2000, Mr. Marcelli has served as the president and chief executive officer of Marcelli Associates, a consulting company that offers senior management consulting, mentoring, and business development services to start-up and growth companies. Business segments Mr. Marcelli has worked with included an Internet networking gaming center, high-speed custom gaming computers, high tech manufacturing businesses and business service companies.

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chair of the Board of Directors (non-executive) since May 1, 2017. Previously, has served as our Chief Executive Officer and Chair of the Board of Directors (executive) from May 2012 to April 30, 2017. Mr. Zelibor also previously served as Chair of the Board of Directors (non-executive) of our Company since October 2011 and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. Mr. Zelibor is currently the Chief Executive Officer of the Space Foundation and a director of Nuvectra Corp. Mr. Zelibor previously served as the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm and as the Chief Executive Officer and President of Flatirons Solutions Corp. Prior to that time, Mr. Zelibor served in the U.S. Navy in a number of positions, including as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development; Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command. Mr. Zelibor earned his bachelor’s degree from the United States Naval Academy and has been a participant in the Senior Leader in Residence Program and a visiting scholar for the Zell Center for Risk Research at the Kellogg School of Management, Northwestern University.

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

Dr. Frederick J. Leonberger. Dr. Leonberger has served as a director of our Company since April 1, 2017. Since 2010, Dr. Leonberger has served as the Principal of EOvation Advisors LLC, a private technology and business advisory firm and presently serves as a board member for various private photonics companies. Dr. Leonberger is a widely known technologist and industry leader in the field of photonics and fiber optics. For nearly 40 years he has been a leading contributor to the development of a variety of important optical devices, company leadership, product and business strategy, and commercialization. The integrated optical modulator technology he and his colleagues pioneered has been used pervasively for over 20 years to encode data at multi-Gb/s rates in long-haul fiber optic networks (the Internet "superhighways"). He previously served as senior vice president and chief technology officer of JDS Uniphase Corporation (JDSU, now Lumentum), a leading optical components company, from 1995 until his retirement in 2003, where he played a lead role in technology strategy, mergers and acquisitions and intellectual property activities. Prior to JDSU, he was co-founder and general manager of United Technologies Photonics (UTP), a high-speed optical modulator company, and held research management positions at United Technologies Research Center (UTRC) and MIT Lincoln Laboratory. He is a member of the National Academy of Engineering and the recipient of several industry awards.

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

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three or more than nine. Our Board of Directors currently consists of eight directors. Our Board of Directors is divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III, with staggered terms and with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exception: Mr. Ronald Bucchi filed one late Form 4 to report an employee stock option he acquired directly from the Company.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 13, 2017.

Audit Committee

Our Company has in place a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our audit committee is governed by an audit committee charter. A copy of our Audit Committee Charter is available for review on the “Investors - Governance” page of our Company’s website www.lightwavelogic.com.

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

Compensation Discussion and Analysis

The Company’s entire Board of Directors currently participates in the review and determination of the compensation packages of our executive officers because our Board of Directors currently has no standing compensation committee or committee performing similar functions. A discussion of the policies and decisions that shape our executive compensation program, including the specific objectives and elements, is set forth below.

Executive Compensation Objectives and Philosophy

The objective of our executive compensation program is to attract, retain and motivate talented executives who are critical for the continued growth and success of our Company and to align the interests of these executives with those of our shareholders. To this end, our compensation programs for executive officers are designed to achieve the following objectives:

•

attract talented and experienced executives to join the company;

•

motivate, reward and retain executives whose knowledge, skills and performance are critical to our success;

•

be “market-based” and reflect the competitive environment for personnel;

•

focus executive behavior on achievement of our corporate mission and long-term corporate objectives and strategy;

•

be affordable, within the context of our operating expense model;

•

be fairly and equitably administered;

•

reflect our values; and

•

align the interests of management and shareholders by providing management with longer-term incentives through equity ownership.

The Board of Directors reviews the allocation of compensation components regularly to help ensure alignment with strategic and operating goals, competitive market practices and our changing business needs. The Board of Directors focuses on simplicity and flexibility wherever possible. The Board of Directors does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits and perquisites, are intended primarily to attract and retain qualified executives. Other compensation elements, such as long-term incentive opportunities, are designed to motivate and reward our long-term performance and to strongly align named executive officers' interests with those of shareholders.

Elements of Executive Officer Compensation

The primary elements of our executive officer compensation program are: (i) annual base salary; and (ii) long-term equity incentive compensation in the form of stock option grants, with the objective of aligning the executive officers' long-term interests with those of the shareholders.

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2017, the Board of Directors considered a number of criteria, including the executive's position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, attainment of individual and overall company performance objectives and retention concerns. In addition, the Board of Directors considered the results of the advisory vote by shareholders on the "say-on-pay" proposal presented to shareholders at the Company’s 2015 Annual Meeting of Shareholders where approximately 82% of the votes cast on the “say-on-pay” proposal was voted for approval of the 2014 executive compensation. In determining our 2017 executive compensation program, the Board of Directors reviewed the results of the say-on-pay vote and concluded that changes to the program were not desired by our shareholders for 2017. Therefore, our 2017 executive compensation approach was overall generally in line with the executive officer compensation approach previously approved by our shareholders.

The Board of Directors performs a review of compensation for our executive officers annually. As part of this review, the Board of Directors takes into consideration its understanding of external market data, including companies competing in our industry. The Board of Directors does not engage independent consultants to perform an analysis of the current compensation program.

Generally, our Board of Directors reviews and approves compensation arrangements for executive officers annually and in connection with the hiring of new executives. We do not have any formal or informal policy regarding compensation arrangements for executive officers. Instead, the Board of Directors determines what it believes to be the appropriate level and mix of the various compensation components based on recommendations from our chief executive officer, Company performance against stated objectives and individual performance.

In considering compensation of executives, one of the factors the Board of Directors takes into account is the anticipated tax treatment of various components of compensation. Our Board’s strategy is to be cost and tax efficient and the Board intends to preserve corporate tax deductions where possible, while maintaining the flexibility in the future to approve arrangements that it deems to be in our best interests and the best interests of our shareholders, even if such arrangements do not always qualify for full tax deductibility. We do not believe Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for certain compensation in excess of $1 million to our named executive officers, will have a material effect on us due to the current compensation levels of named executive officers.

Base Salary

Base salaries are reviewed at least annually by our Board of Directors and may be adjusted from time to time based upon market conditions, individual responsibilities and Company and individual performance. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Base salaries are established in part based on the individual experience, skills and expected contributions of our executives and our executives' performance during the prior year, in addition to affordability within the context of our operating expense model.

In March 2017, our Board of Directors approved a merit increase in base salary for James S. Marcelli, based upon various factors, including a review of individual performance during 2016. Effective May 1, 2017, Mr. Marcelli’s base salary increased from $225,000 to $250,000 per year, which represents an approximate 11.11% adjustment.

Annual Non-Equity Incentive Compensation

Annual non-equity incentive compensation is typically not included as part of our named executive compensation given that our Company is in the development stage. However, in March 2016, Mr. Marcelli received a one-time cash bonus of $15,000 and a gross up for payment of taxes on the cash bonus of approximately $8,900.

Long-term Equity Incentive Compensation

Long-term incentive compensation allows the executive officers to share in any appreciation in the value of our common stock. The Board of Directors believes that stock option participation aligns executive officers' interests with those of the shareholders. The amounts of the awards are designed to reward past performance, create incentives to meet long-term objectives and ensure that we retain executive talent over a longer period of time. Awards are based upon various factors, including market conditions and incentives given by other companies in our industry.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price, and stock option vest over time, subject to continued employment with our company over the vesting period. Stock options generally vest quarterly over a period of one year. All stock options have an exercise price equal to fair market value of our common stock on the date of grant, which is equal to our closing market price on such date.

Severance and Change in Control Benefits

Pursuant to employment agreements we have entered into with our executives and the terms of our 2016 Equity Incentive Plan, our executives are entitled to certain benefits in the event of a change in control of our Company or the termination of their employment under specified circumstances, including termination following a change in control. We believe these benefits help us compete for and retain executive talent and are generally in line with severance packages offered to executives by the companies in our peer group. We also believe that these benefits would serve to minimize the distraction caused by any change in control scenario and reduce the risk that key talent would leave the Company before any such transaction closes, which could reduce the value of the Company if such transaction failed to close.

Other Compensation

Generally, benefits available to executive officers are available to all employees on similar terms and include health and welfare benefits, disability benefits and a 401(k) plan.

We provide the benefits above to attract and retain our executive officers by offering compensation that is competitive with other companies similar in size and stage of development. These benefits represent a relatively small portion of their total compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	All Other Compensation ($) (g)(3)	Total ($) (h)

Dr. Michael S. Lebby(4)	2017	176,667	—	8,000	305,662	29,893	520,222
CEO; Director	—	—	—	—	—	—	—

Thomas E. Zelibor(5)	2017	116,667	—	—	12,459	813	129,939
Former CEO; Chmn. of the Board	2016	350,000	—	—	105,493	2,440	457,933
	2015	350,000	—	—	188,402	2,440	540,842

James S. Marcelli(6)	2017	241,667	—	—	—	2,282	243,949
President; COO; Sec., Director	2016	225,000	15,000	0	7,203	11,051	258,254
	2015	219,167	—	—	522,716	2,150	744,033

(1)

The named executive officer’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

(2)

The aggregate fair value of awards and options in columns (e) and (f) are computed in accordance with FASB ASC 718. The amounts shown in columns (f) do not reflect dollar amounts actually received by our named executive officers.

(3)

The amount in column (g) reflects a salary gross up for long term disability premium payments.

(4)

Dr. Lebby became our Chief Executive Officer on May 1, 2017. The amounts in column (e) and (g) include compensation for serving on the Operations Committee of the Board of Directors in the amounts of $8,000 and $28,000, respectively. Dr. Lebby resigned from the Operations Committee of the Board of Directors effective April 30, 2017. The amount in column (g) also includes a salary gross up for long term disability premium payments of $1,893.

(5)

Mr. Zelibor resigned as our Chief Executive Officer effective April 30, 2017. He continues to serve as our Chair of the Board. The amount in column (g) includes a salary gross up for long term disability premium payments of $813.

(6)

Mr. Marcelli received a cash bonus of $15,000 on March 31, 2016. During 2016, the amount in column (g) includes a gross up for payment of taxes on the cash bonus during 2016 in the amount of $8,915 and a salary gross up for long term disability premium payments of 2,136.

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

Grants of Plan-Based Awards During Fiscal Year 2017

The following table shows for fiscal year 2017, certain information regarding grants of plan-based awards to our named executive officers:

Name	Grant Date	All other stock awards: Number of shares of stock or units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price Per Share of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)

Dr. Michael S. Lebby	01/17/17	—	50,000(2)	0.85	26,547
Dr. Michael S. Lebby	03/20/17	—	350,000(3)	0.70	280,120
Dr. Michael S. Lebby	01/06/17	3,430(4)	—	—	2,569
Dr. Michael S. Lebby	02/08/17	2,569(4)	—	—	1,747
Dr. Michael S. Lebby	03/08/17	2,941(4)	—	—	2,026
Dr. Michael S. Lebby	04/07/17	2,888(4)	—	—	2,201
Dr. Michael S. Lebby	05/05/17	2,599(4)	—	—	2,963

(1)

The aggregate fair value of options in this column are computed in accordance with FASB ASC 718. The amounts shown in this column do not reflect dollar amounts actually received by our named executive officer.

(2)	Granted for director services prior to Dr. Lebby becoming Chief Executive Officer.
(3)	Granted upon Dr. Lebby being named Chief Executive Officer.
(4)

Granted in connection with Operations Committee work prior to Dr. Lebby becoming Chief Executive Officer. Dr. Lebby received stock compensation of $2,000 per month that was paid at the end of each month worked and that vested immediately. The share price was determined by the average VWAP over each 30-day period worked.

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2017, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Dr. Michael S. Lebby	150,000	50,000	—	0.69	08/25/25
CEO, Director(1)(4)	50,000	—	—	0.68	01/28/26
	50,000	—	—	0.85	01/16/27
	262,500	87,500	—	0.70	03/19/27

Thomas E. Zelibor	100,000	—	—	0.86	11/09/25
Former CEO,	350,000	—	—	0.70	06/30/25
Chair of the Board(2)(4)	250,000	—	—	0.565	12/19/26
	500,000	—	—	1.30	04/30/22
	40,000	—	—	0.92	03/04/24

James S. Marcelli	50,000	—	—	0.67	08/09/25
President, COO, Sec.,	1,150,000	—	—	0.70	06/30/25
Director(3)(4)	100,000	—	—	1.00	05/16/23

(1)

Dr. Lebby received an option to purchase up to: (i) 200,000 shares of common stock, of which 50,000 shares vested on August 26, 2015 and the remaining shares vest in equal annual installments of 50,000 options per year commencing on August 26, 2016; (ii) 50,000 shares of common stock, of which 20,000 shares vested on February 11, 2016 and the remaining shares vested quarterly in equal installments of 10,000 options per quarter commencing on April 1, 2016; (iii) 50,000 shares of common stock, of which 20,000 shares vested on January 17, 2017 and the remaining shares vested quarterly in equal installments of 10,000 options per quarter commencing on April 1, 2017; (iv) 350,000 shares of common stock, which vest quarterly over one year in equal installments of 87,500 shares per quarter beginning May 1, 2017.

(2)

Mr. Zelibor received an option to purchase up to: (i) 100,000 shares of common stock, of which 12,500 shares vested on January 1, 2016 and the remaining shares vested quarterly in equal installments of 12,500 shares beginning April 1, 2016; (ii) 350,000 shares of common stock that vested immediately; (iii) 250,000 shares of common stock that vested immediately; (iv) 500,000 shares of common stock, which vested quarterly over one year in equal installments of 125,000 shares per quarter beginning May 1, 2012; and (iv) 40,000 shares of common stock, which vested quarterly over one year in equal installments of 10,000 beginning April 1, 2014

(3)

Mr. Marcelli received an option to purchase up to (i) 50,000 shares of common stock, of which 12,500 shares vested on August 10, 2015 and the remaining shares vested quarterly in equal installments of 12,500 shares; (ii) 1,150,000 shares of common stock at an exercise price of $.70 that vested immediately; and (iii) up to 100,000 shares of common stock, of which 25,000 shares vested on August 1, 2013 and the remaining shares vested quarterly in equal installments of 25,000 shares commencing on October 1, 2013.

(4)

In the event of a change in control of our Company, such person’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Option Exercises and Stock Vested

No stock options, SARs and similar instruments were exercised, and no stock, including restricted stock, restricted stock units and similar instruments vested, by or for any of our named executive officer during the last completed fiscal year.

Pension Benefits-Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation

No pension benefits were paid to any of our named executive officers during the last completed fiscal year. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.

Employee, Severance, Separation and Change in Control Agreements

Dr. Michael S. Lebby Employee Agreement- Chief Executive Officer

On March 20, 2017, we entered into an employment agreement with Dr. Michael S. Lebby (the “Lebby Employment Agreement”). The term of the Lebby Employment Agreement commenced on May 1, 2017 for a period of 24 months, following which time the Lebby Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Pursuant to the Lebby Employment Agreement, Dr. Lebby’s 2017 base compensation was $265,000 per year. Upon entering into the Lebby Employment Agreement, Dr. Lebby was granted (i) 350,000 stock options, which have an exercise price of $0.70 per share. The options vest quarterly over one year in equal installments of 87,500 shares per quarter beginning May 1, 2017. In the event of a change in control of our Company, Dr. Lebby’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in Dr. Lebby’s stock option agreement.

If Dr. Lebby’s employment terminates upon the expiration of the term of the Lebby Employment Agreement, and the Company elects for any reason not to renew the Lebby Employment Agreement for an additional 12-month term, then our Company will continue to pay to Dr. Lebby the compensation described in the Lebby Employment Agreement for a period of 9 months the after the termination. If Dr. Lebby’s employment is terminated by the Company without cause during the term of the Lebby Employment Agreement, the Company will pay to Dr. Lebby’s the compensation described in the Lebby Employment Agreement for the remainder of the term of Lebby Employment Agreement or 12 months, whichever is longer.

Mr. Thomas E. Zelibor Employee Agreement- Chief Executive Officer

On March 3, 2014, we entered into a new employment agreement with Mr. Zelibor, which was amended during 2015 and 2016 (collectively, the “Zelibor Employment Agreement”), which replaced his previous employment agreement, as amended. The term of the Zelibor Employment Agreement commenced on January 1, 2014 for a period of 24 months, following which time the Zelibor Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Pursuant to the Zelibor Employment Agreement, Mr. Zelibor’s 2017 base compensation was $350,000 per year. Upon entering into the Zelibor Employment Agreement, Mr. Zelibor was granted (i) 40,000 stock options, which have an exercise price of $0.92 per share. The options vested quarterly over one year in equal installments of 10,000 shares per quarter beginning April 1, 2014; and (ii) an annual 25,000 share stock grant, that vested upon grant, all of which Mr. Zelibor voluntarily forfeited. On July 1, 2015, (i) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.75 per share issued July 11, 2008 and set to expire on July 10, 2015; (ii) an option to purchase up to 150,000 shares of common stock at an exercise price of $1.42 per share issued August 29, 2008 and set to expire on August 29, 2015; and (iii) an option to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share issued December 13, 2010 and set to expire on December 12, 2015 were cancelled, and on that same date, Mr. Zelibor received an option to purchase up to 350,000 shares of common stock at an exercise price of $.70 that vested immediately. On November 10, 2015, Mr. Zelibor was granted an option to purchase up to 100,000 shares of common stock at an exercise price of $.86 per share. The option vested 12,500 shares on January 1, 2016 and the remaining vested in quarterly equal installments of 12,500 shares beginning April 1, 2016. On December 20, 2016, Mr. Zelibor was awarded an option to purchase up to 250,000 shares of common stock at an exercise price of $0.565 per share that vested immediately. In the event of a change in control of our Company, Mr. Zelibor’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in Mr. Zelibor’s stock option agreement.

If Mr. Zelibor’s employment terminates upon his death and key man life insurance is in place for Mr. Zelibor, our Company will continue to pay the compensation described in the Zelibor Employment Agreement to his estate through the remainder of the term of the Zelibor Employment Agreement, or 12 months, whichever is longer. If Mr. Zelibor’s employment terminates upon the expiration of the term of the Zelibor Employment Agreement, and the Company elects for any reason not to renew the Zelibor Employment Agreement for an additional 12-month term, then our Company will continue to pay to Mr. Zelibor the compensation described in the Zelibor Employment Agreement for a period of 9 months the after the termination. If Mr. Zelibor’s employment is terminated by the Company without cause during the term of the Zelibor Employment Agreement, the Company will pay to Mr. Zelibor the compensation described in the Zelibor Employment Agreement for the remainder of the term of Zelibor Employment Agreement or 12 months, whichever is longer.

Mr. Zelibor voluntarily resigned as our Company’s chief executive officer effective April 30, 2017.

Mr. James S. Marcelli Employee Agreement- President; Chief Operating Officer

On August 10, 2015, we entered into a new employment agreement with Mr. Marcelli, which was amended during 2015 and 2017 (collectively, the “Marcelli Employment Agreement”), which replaced his previous employment agreement, as amended. The term of the Marcelli Employment Agreement commenced on January 1, 2014 and expires December 31, 2019, following which time the Marcelli Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Pursuant to the Marcelli Employment Agreement, Mr. Marcelli’s 2017 base compensation was $250,000 per year. Upon entering into the Marcelli Employment Agreement, Mr. Marcelli was granted (i) 50,000 stock options, which have an exercise price of $0.67 per share. The options vested quarterly over one year in equal installments of 12,500 shares per quarter beginning August 10, 2015. In the event of a change in control of our Company, Mr. Marcelli’s options will become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in Mr. Marcelli’s stock option agreement.

If Mr. Marcelli’s employment terminates upon his death and key man life insurance is in place for Mr. Marcelli, our Company will continue to pay the compensation described in the Marcelli Employment Agreement to his estate through the remainder of the term of the Marcelli Employment Agreement, or 12 months, whichever is longer. If Mr. Marcelli’s employment terminates upon the expiration of the term of the Marcelli Employment Agreement, and the Company elects for any reason not to renew the Marcelli Employment Agreement for an additional 12-month term, then our Company will continue to pay to Mr. Marcelli the compensation described in the Marcelli Employment Agreement for a period of 9 months the after the termination. If Mr. Marcelli’s employment is terminated by the Company without cause during the term of the Marcelli Employment Agreement, the Company will pay to Mr. Marcelli the compensation described in the Marcelli Employment Agreement for the remainder of the term of Marcelli Employment Agreement or 12 months, whichever is longer.

Potential Payments Upon Termination or Change In Control

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2017 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2017. In the event a named executive officer is terminated (i) by the Company for cause, or disability, or (ii) by a named executive officer (a) prior to expiration of the term, or (b) upon expiration of the term without renewal, no compensation is due to that named executive officer. The closing price of our common stock, as reported on the OTCMarket, was $1.14 on December 29, 2017. The following tables exclude certain benefits, such as health and welfare benefits, disability benefits and a 401(k) plan that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from the Company.

Dr. Michael S. Lebby

	Termination by Company Without cause	Termination upon expiration of term without renewal by Company	Termination upon death	Upon a change in control
Value of Option Shares Accelerated	—	—	—	$38,448
Cash Payments	$353,333	$198,750	—	—
Total Cash Benefits and Payments	$353,333	$198,750	—	$38,448

Mr. Thomas E. Zelibor

Mr. Zelibor voluntarily resigned as our Company’s chief executive officer effective April 30, 2017 and no payments were made to him in connection with his resignation.

Mr. James S. Marcelli

	Termination by Company Without cause	Termination upon expiration of term without renewal by Company	Termination upon death	Upon a change in control
Value of Option Shares Accelerated	—	—	—	$0(1)
Cash Payments	$500,000	$187,500	$250,000(2)	—
Total Cash Benefits and Payments	$500,000	$187,500	$250,000(2)	$0

(1)

All of Mr. Marcelli’s options are vested.

(2)

Payable only in the event the Company has key man life insurance in effect for Mr. Marcelli.

Pay Ratio Disclosure

Not Applicable.

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2017 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lebby (1)	—	—	—	—	—	—	—
Thomas E. Zelibor (2)	—	—	—	—	—	—	—
James S. Marcelli (3)	—	—	—	—	—	—	—
William C. Pickett, III (4)	—	—	71,336	—	—	—	71,336
Joseph A. Miller (5)	—	—	26,547	—	—	—	26,547
Ronald A. Bucchi (6)	—	—	276,547	—	—	—	276,547
Siraj Nour El-Ahmadi (7)	—	—	26,547	—	—	—	26,547
Frederick Leonberger (8)	81,000	—	40,555	—	—	330,699	452,254

(1)

Dr. Lebby served solely as a director until May 1, 2017 when he was named as an executive officer and a director. Dr. Lebby’s total 2017 compensation is set forth in the Summary Compensation Table set forth above.

(2)

Mr. Zelibor served as an executive officer and director until April 30, 2017 and since that time he serves as a director; but received no additional compensation for serving as a director during 2017.

(3)

Mr. Marcelli serves as an executive officer and a director but receives no additional compensation for serving as a director.

(4)

On March 4, 2015, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2015. On February 1, 2016, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2016. On January 9, 2017, Mr. Pickett received an option to purchase up to 100,000 shares of common stock at an exercise price of $0.75 that vested on that same date. On January 17, 2017, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.85 that vest pursuant to the following schedule: 20,000 options vest immediately, and the remaining options vest in three equal quarterly installments of 10,000 options per quarter commencing on April 1, 2017. As of December 31, 2017, Mr. Pickett holds options to purchase up to 650,000 shares of common stock.

(5)

On May 10, 2016, Dr. Miller received an option to purchase up to 200,000 shares of common stock at an exercise price of $.60 that vest immediately. On March 4, 2015, Dr. Miller received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2015. On February 1, 2016, Dr. Miller received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2016. On January 17, 2017, Dr. Miller received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.85 that vest pursuant to the following schedule: 20,000 options vest immediately, and the remaining options vest in three equal quarterly installments of 10,000 options per quarter commencing on April 1, 2017. As of December 31, 2017, Dr. Miller holds options to purchase up to 400,000 shares of common stock.

(6)

On June 11, 2012, Mr. Bucchi received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.90 that vest pursuant to the following schedule: 50,000 shares vested immediately; and the remaining options vest in 3 equal annual installments of 50,000 options per year commencing on June 11, 2013. On March 4, 2015, Mr. Bucchi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2015. On February 1, 2016, Mr. Bucchi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2016. On January 17, 2017, Mr. Bucchi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.85 that vest pursuant to the following schedule: 20,000 options vest immediately, and the remaining options vest in three equal quarterly installments of 10,000 options per quarter commencing on April 1, 2017. On May 17, 2017, Mr. Bucchi received an option to purchase up to 300,000 shares of common stock at an exercise price of $1.50 that vest immediately. As of December 31, 2017, Mr. Bucchi holds options to purchase up to 550,000 shares of common stock.

(7)

On November 1, 2013, Mr. El-Ahmadi received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.93 that vest pursuant to the following schedule: 50,000 shares on November 1, 2013 and the remaining options vest in equal annual installments of 50,000 options per year commencing on November 1, 2014. On March 4, 2015, Mr. El-Ahmadi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2015. On February 1, 2016, Mr. El-Ahmadi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.80 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2016. On January 17, 2017, Mr. El-Ahmadi received an option to purchase up to 50,000 shares of common stock at an exercise price of $0.85 that vest pursuant to the following schedule: 20,000 options vest immediately, and the remaining options vest in three equal quarterly installments of 10,000 options per quarter commencing on April 1, 2017. As of December 31, 2017, Mr. El-Ahmadi holds options to purchase up to 400,000 shares of common stock.

(8)

During 2017 Dr. Leonberger received $81,000 in cash as compensation for serving on our Operations Committee. On March 28, 2017, Dr. Leonberger received an option to purchase up to 200,000 shares of common stock at an exercise price of $0.73 that vest pursuant to the following schedule: 50,000 options vest on April 1, 2017 and the remaining options vest in equal annual installments of 50,000 options commencing on April 1, 2018. In December 2012, Dr. Leonberger received a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.98 per share that vest pursuant to the following schedule: 31,256 vesting immediately and 7,812 vesting every month from date of grant. In December 2017, the warrant was extended to December 2022. In December 2013, Dr. Leonberger received a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.715 per share that vest pursuant to the following schedule: 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. In December 2017, the warrant was extended to December 2023. In December 2014, Dr. Leonberger received a warrant to purchase up to 100,000 shares of common stock at a purchase price of $0.77 per share that vest pursuant to the following schedule: 25,000 immediately and the remaining in equal monthly installments of 7,500 over the next 10 months. In December 2017, the warrant was extended to December 2024. In December 2015, Dr. Leonberger received a warrant to purchase up to 125,000 shares of common stock at a purchase price of $0.60 per share that vest pursuant to the following schedule: 31,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. In December 2017, the warrant was extended to December 2025. In December 2016, Dr. Leonberger received a warrant to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share that vest pursuant to the following schedule: 181,250 immediately and the remaining in equal monthly installments of 9,375 over the next 10 months. In March 2017, the warrant was amended to vest 181,250 shares of common stock immediately and 92,750 shares of common stock on March 24, 2017. In December 2017, the warrant was extended to December 2026. As of December 31, 2017, Dr. Leonberger holds options to purchase up to 200,000 shares of common stock and warrants to purchase up to 725,000 shares of common stock.

In the event of a change in control of our Company, all of the above person’s options become fully vested and/or exercisable, as the case may be, immediately prior to such change in control, and shall remain exercisable as set forth in their stock option agreement.

Compensation Committee Interlocks and Insider Participation

Our entire Board of Directors serves as our Compensation Committee. Our Board of Directors has no standing compensation committee or committee performing similar functions. This is due to the Company’s development stage, lack of business operations, the small number of executive officers involved with the Company, and the fact that the Company operates with few employees. Our Board of Directors will continue to evaluate, from time to time, whether it should appoint standing compensation committee.

The Company’s entire Board of Directors currently participates in the consideration of executive officer and director compensation. Executive officers who are also directors participate in determining or recommending the amount or form of executive and director compensation, but the independent directors ultimately determine the executive compensation. During 2017, Michael Lebby, Thomas Zelibor and James Marcelli served as both executive officers and directors of our Company. Neither the Board of Directors nor management utilizes compensation consultants in determining or recommending the amount or form of executive and director compensation.

Compensation Policies and Practices As They Relate To Our Risk Management

No risks arise from our Company’s compensation policies and practices for our employees that are reasonably likely to have a material adverse effect on our Company.

Pay Ratio Disclosure

Not Applicable.

Compensation Committee Report

The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included be included in this Annual Report on Form 10-K.

Board of Directors:

Michael Lebby

Thomas E. Zelibor

James S. Marcelli

William C. Pickett, III

Joseph A. Miller

Ronald A. Bucchi

Siraj Nour El-Ahmadi

Frederick Leonberger

This report shall not constitute "soliciting material," shall not be deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference into any of our other filings under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this report by reference therein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class Owned (3)

Mary Goetz	4,517,306	6.02%

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from the date hereof.

(4)

Based on 75,000,557 shares of common stock outstanding on March 15, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 15, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)
Michael Lebby Chief Executive Officer, Principal Executive Officer and Director	662,643	(5)
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer, Secretary and Director	1,553,400	(6)	2.07%
Thomas E. Zelibor Chair of the Board of Directors	1,326,824	(7)	1.76%
William C. Pickett, III Director	701,000	(8)	*
Joseph A. Miller, Jr. Director	456,800	(9)	*
Ronald A. Bucchi Director	767,400	(10)	*
Siraj Nour El-Ahmadi Director	430,000	(11)	*
Frederick Leonberger Director	855,000	(12)	*
Directors and Officers as a Group (8 Persons):	6,753,067		9.0%

———————

* Less than 1%.

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 17, 2017.

(3)

Based on 75,000,557 shares of common stock outstanding on March 15, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 15, 2018, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 62,643 shares of common stock and an option to purchase up to 600,000 shares of common stock exercisable within 60 days from March 15, 2018.

(6)

Consists of 246,700 shares of common stock, an option to purchase up to 1,300,000 shares of common stock exercisable within 60 days from March 15, 2018, and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 15, 2018.

(7)

Consists of 50,124 shares of common stock, an option to purchase up to 1,270,000 shares of common stock exercisable within 60 days from March 15, 2018 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 15, 2018.

(8)

Consists of 21,000 shares of common stock and an option to purchase up to 680,000 of common stock exercisable within 60 days from March 15, 2018.

(9)

Consists of 13,400 shares of common stock, options to purchase up to 430,000 shares of common stock exercisable within 60 days from March 15, 2018 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 15, 2018.

(10)

Consists of 174,000 shares of common stock, an option to purchase up to 580,000 shares of common stock exercisable within 60 days from March 15, 2018 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 15, 2018. Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(11)

Consists of an option to purchase up to 430,000 shares of common stock exercisable within 60 days from March 15, 2018.

(12)

Consists of an option to purchase up to 130,000 shares of common stock exercisable within 60 days from March 15, 2018 and warrants to purchase up to 725,000 shares of common stock exercisable within 60 days from March 15, 2018.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Dr. Frederick J. Leonberger, through EOvation Advisors LLC, has served as a senior advisor to our Company since December 2011, with emphasis on modulator/technology development. Our Company paid EOvation Advisors LLC approximately $114,360 in consulting compensation during the fiscal year ended 2016. Information regarding compensation paid to Dr. Leonberger in 2017 is described in Item 11 - Executive Compensation.

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

Director Independence

Although we are currently traded on the OTCQB Market, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our Board of Directors has affirmatively determined that the following directors, William C. Pickett, III, Joseph A. Miller, Jr., Ronald A. Bucchi, and Siraj Nour El-Ahmadi are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The following members of our Board of Directors, Thomas E. Zelibor, Dr. Michael Lebby, James S. Marcelli, Frederick J. Leonberger, and Andrew Ashton (served as a director from 2004 to 3/22/17) are not are independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2017 and December 31, 2016 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $56,675 for the year ended December 31, 2017 and $61,375 for the year ended December 31, 2016.

Audit-Related Fees.

Fees billed for the years ended December 31, 2017 and December 31, 2016 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016.

Tax Fees.

Fees billed for the years ended December 31, 2017 and December 31, 2016 for tax compliance services rendered by Morison Cogen, LLP were $6,000 for the year ended December 31, 2017 and $6,000 for the year ended December 31, 2016.

All Other Fees.

Fees billed for the years ended December 31, 2017 and December 31, 2016 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2017 and $0 for the year ended December 31, 2016.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2017 and December 31, 2016 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets
Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Filed herewith
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.3	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.4	Employee Agreement – Thomas E. Zelibor	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 5, 2014
10.5	Employment Agreement Amendment - Thomas E. Zelibor	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2014
10.6	Employee Agreement Amendment – Thomas E. Zelibor	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on November 16, 2015
10.7	Form of Executive Paid Time Off Waiver Agreement	Filed herewith
10.8	Form of Director Agreement	Filed herewith
10.9	Form of Director Indemnification Agreement	Filed herewith
10.10	Form of Director’s Non-Disclosure Agreement	Filed herewith
10.11	Operations Committee Charter	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
10.12	Statement of Operations Committee Work - Michael Lebby	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015

10.13	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.14	Consulting Agreement -EOvation Advisors, LLC dated December 26, 2016	Incorporated by reference to the Company’s Form S-1 as filed with the SEC on April 19, 2017
10.15	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.16	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on June 16, 2010
10.17	2007 Employee Stock Plan Amendment	Incorporated by reference to the Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on August 8, 2012
10.18	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.19	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.20	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.21	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.22	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.23	Lease Agreement - Longmont, CO Facility	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 12, 2013
10.24	Lease Agreement – Englewood, CO. Facility	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.25	Agreement - Atotech USA, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.26	Purchase Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.27	Registration Rights Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
14.1	Code of Ethics and Business Conduct	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Director	March 16, 2018
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 16, 2018
James S. Marcelli

/s/ Thomas E. Zelibor	Chair of the Board of Directors	March 16, 2018
Thomas E. Zelibor

/s/ William C. Pickett, III	Director	March 16, 2018
William C. Pickett, III

/s/ Joseph A. Miller	Director	March 16, 2018
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 16, 2018
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 16, 2018
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 16, 2018
Frederick J. Leonberger

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 - F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENT OF STOCKHOLDERS' EQUITY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

(Continued)

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2005.

Blue Bell, Pennsylvania

March 16, 2018

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,482,327	$1,956,844
Prepaid expenses and other current assets	584,919	136,942
	4,067,246	2,093,786

PROPERTY AND EQUIPMENT - NET	1,176,749	425,650

OTHER ASSETS
Intangible assets - net	605,775	667,972

TOTAL ASSETS	$5,849,770	$3,187,408

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable including current portion of equipment purchase	$547,805	$65,027
Accounts payable and accrued expenses - related parties	8,770	5,559
Accrued expenses	92,186	57,300
	648,761	127,886

LONG TERM EQUIPMENT PURCHASE - NET OF CURRENT PORTION	184,294	—

TOTAL LIABILITIES	833,055	127,886

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 74,068,259 and 68,077,288 issued and outstanding at December 31, 2017 and December 31, 2016	74,068	68,078
Additional paid-in-capital	56,698,658	48,998,073
Accumulated deficit	(51,756,011)	(46,006,629)

TOTAL STOCKHOLDERS' EQUITY	5,016,715	3,059,522

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,849,770	$3,187,408

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2017, 2016 AND 2015

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2017	December 31, 2016	December 31, 2015

NET SALES	$—	$—	$—

COST AND EXPENSE
Research and development	3,519,129	2,474,689	2,825,099
General and administrative	2,004,409	1,660,889	2,020,582
	5,523,538	4,135,578	4,845,681

LOSS FROM OPERATIONS	(5,523,538)	(4,135,578)	(4,845,681)

OTHER INCOME (EXPENSE)
Interest income	250	255	249
Commitment fee	(226,094)	(271,885)	—

NET LOSS	$(5,749,382)	$(4,407,208)	$(4,845,432)

Basic and Diluted Loss per Share	$(0.08)	$(0.07)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	70,876,576	66,201,531	60,326,470

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2017, 2016 AND 2015

	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2014	58,381,854	$58,382	$40,753,189	$(36,753,989)	$4,057,582

Common stock issued in private placement	6,793,767	6,794	4,308,206	—	4,315,000
Common stock issued for services	62,258	62	48,901	—	48,963
Options issued for services	—	—	1,339,692	—	1,339,692
Warrants issued for services	—	—	91,263	—	91,263
Net loss for the year ending December 31, 2015	—	—	—	(4,845,432)	(4,845,432)

BALANCE AT DECEMBER 31, 2015	65,237,879	65,238	46,541,251	(41,599,421)	5,007,068

Common stock issued to institutional investor	2,400,000	2,400	1,550,790	—	1,553,190
Common stock issued for additional commitment shares	400,481	401	271,484	—	271,885
Common stock issued for services	38,928	39	23,961	—	24,000
Options issued for services	—	—	436,228	—	436,228
Warrants issued for services	—	—	174,359	—	174,359
Net loss for the year ending December 31, 2016	—	—	—	(4,407,208)	(4,407,208)

BALANCE AT DECEMBER 31, 2016	68,077,288	68,078	48,998,073	(46,006,629)	3,059,522

Common stock issued to institutional investor	5,300,000	5,300	5,716,760	—	5,722,060
Common stock issued for additional commitment shares	185,974	186	225,907	—	226,093
Exercise of warrants	469,000	469	502,031	—	502,500
Common stock issued for services	35,997	35	44,215	—	44,250
Options issued for services	—	—	794,738	—	794,738
Warrants issued for services	—	—	416,934	—	416,934
Net loss for the year ending December 31, 2017	—	—	—	(5,749,382)	(5,749,382)

BALANCE AT DECEMBER 31, 2017	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2017, 2016 AND 2015

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2017	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,749,382)	$(4,407,208)	$(4,845,432)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	416,934	174,359	91,263
Stock options issued for services	794,738	436,228	1,339,692
Common stock issued for services and fees	270,343	295,885	48,963
Depreciation and amortization of patents	325,946	195,610	179,907
Gain on disposal of property and equipment	—	(644)	—
(Increase) decrease in assets
Prepaid expenses and other current assets	(447,977)	127,549	(136,264)
(Decrease) increase in liabilities
Accounts payable	(58,395)	32,175	(145,313)
Accounts payable and accrued expenses-related parties	3,211	490	(5,254)
Accrued expenses	34,886	(7,736)	31,683

Net cash used in operating activities	(4,409,696)	(3,153,292)	(3,440,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(81,743)	(64,096)	(29,577)
Purchase of equipment, furniture and leasehold improvements	(183,789)	(129,163)	(279,903)
Sale of property and equipment	—	19,500	—

Net cash used in investing activities	(265,532)	(173,759)	(309,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	502,500	—	—
Issuance of common stock, institutional investor	5,722,060	1,553,190	—
Issuance of common stock, private placement	—	—	4,315,000
Repayment of equipment purchased	(23,849)	—	—

Net cash provided by financing activities	6,200,711	1,553,190	4,315,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,525,483	(1,773,861)	564,765

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,956,844	3,730,705	3,165,940

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,482,327	$1,956,844	$3,730,705

Supplemental Disclosure of Non-cash investing and financing activities:
Equipment acquisition funded by liability	$749,316	$—	$—
Common stock for service, paid in advance	36,250	—	—

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

DECEMBER 31, 2017 AND 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2017, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

Income Taxes

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation" which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments (Continued)

or the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity-Based Payments to Non-Employees” (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2017, 2016 and 2015, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Recoverability of Long-Lived Assets

The Company follows FASB ASC 360, “Property, Plant, and Equipment”. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the excess of the asset’s carrying amount.

Comprehensive Income

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income.” Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Since the Company has no items of other comprehensive income, comprehensive loss is equal to net loss.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. For public companies, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments on January 1, 2017 and they had no impact on the financial statements since any excess tax benefits were fully offset by a valuation allowance and not recognized for financial statement purposes.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment will have no effect on the financial statements. When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption on January 1, 2018 of the amendments in this Update to have a material impact on its financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. As of March 16, 2018, the Company has a cash position of approximately $3,240,000. Based upon the current cash position and expenditures of approximately $475,000 per month and no debt service, management believes the Company has sufficient funds to finance its operations through September 2018. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. A registration statement related to the transaction filed with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock went effective on April 7, 2016. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period with the remaining available amount of $11,731,050. The Company has raised $7,275,250 as of December 31, 2017. Since January 1, 2018, the Company has raised an additional $993,700.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2017	December 31, 2016

Rent	$254,978	$16,856
Deposits	199,338	—
Insurance	79,403	49,450
Stock award	30,208	—
Inventory	—	49,608
Other	20,992	21,028

	$584,919	$136,942

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2017	December 31, 2016

Office equipment	$82,453	$55,817
Lab equipment	1,695,604	789,135
Furniture	32,693	32,693
Leasehold improvements	231,859	231,859
	2,042,609	1,109,504
Less: Accumulated depreciation	865,860	683,854

	$1,176,749	$425,650

Depreciation expense for the years ending December 31, 2017, 2016 and 2015 was $182,006, $179,720 and $160,068. During the second quarter of 2016, the Company sold equipment for proceeds of $19,500 and a gain of $644.

NOTE 5 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expense on patents granted, which are amortized over the remaining legal life. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent”. Maintenance fees paid prior to a patent grant date are capitalized to patent costs, as these are considered “patent application costs”. No amortization expense has been recorded on the remaining patent applications since patents have yet to be granted.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Intangible assets consist of the following:

	December 31, 2017	December 31, 2016

Patents	$787,403	$754,259
Less: Accumulated amortization	181,628	86,287

	$605,775	$667,972

Amortization expense for the years ending December 31, 2017, 2016 and 2015 was $95,341, $15,891 and $19,839. Patent costs in the amount of $48,599 previously capitalized for possible filing of two provisional patents were written off to research and development expenses during the year ended December 31, 2017. After review by the Company, it was decided to keep secret some aspects of its chromophore development and protect them as Trade Secrets and Know-How. There were no patent costs written off for the years ended December 31, 2016 and 2015.

NOTE 6 – COMMITMENTS

On October 30, 2017, the Company entered into a new lease to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s new principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. The term shall be extended for an additional twenty-four (24) months, subject to certain conditions, waivable solely by Landlord in its sole and absolute discretion. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045.68; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293.04. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,524.76 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease. On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord. The consideration of $260,000 was received on November 1, 2017.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6 – COMMITMENTS (CONTINUED)

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2018	$50,274
2019	38,739
2020	195,574
2021	201,501
2022	189,837

TOTAL	$675,925

Rent expense approximating $121,228 and $25,348 is included in research and development and general and administrative expenses for the year ended December 31, 2017. Rent expense approximating $100,072 and $18,940 is included in research and development and general and administrative expenses for the year ended December 31, 2016. Rent expense approximating $104,724 and $18,347 is included in research and development and general and administrative expenses for the year ended December 31, 2015.

NOTE 7 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax benefit (provision) consists of the following:

	2017	2016	2015

Current	$—	$—	$—
Deferred	5,063,000	(1,065,000)	(1,122,000)
Change in valuation allowance	(5,063,000)	1,065,000	1,122,000

	$—	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,955,000)	(34)	$(1,499,000)	(34)	$(1,647,000)	(34)
State tax, net of federal tax effect	(345,000)	(6)	(397,000)	(9)	(436,000)	(9)
Non-deductible share-based compensation	250,000	4	831,000	19	961,000	20
Tax rate change	7,113,000	124	—	—	—	—
Change in valuation allowance	(5,063,000)	(88)	1,065,000	24	1,122,000	23

	$—	—	$—	—	$—	—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 7 – INCOME TAXES (CONTINUED)

The components of deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016

Deferred tax asset for NOL carryforwards	$10,440,000	$14,676,000
Share-based compensation	1,822,000	2,649,000
Valuation allowance	(12,262,000)	(17,325,000)

	$—	$—

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from a maximum rate of 35% to 21% for tax years beginning in 2018 which resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of December 31, 2017 from 34% to the new 21% tax rate.

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $12,262,000 and $17,325,000, respectively. The change in the total valuation for the year ended December 31, 2017 was a decrease of $5,063,000 and for the year ended December 31, 2016 was an increase of $1,065,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2017, the Company had net operating loss carry forwards of approximately $38,666,000, expiring through the year ending December 31, 2037. This amount can be used to offset future taxable income of the Company.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits and no charge during 2017, and accordingly, the Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2017.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2014 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Common Stock Options and Warrants

In June 2013, the Company signed a purchase agreement and registration rights agreement with an institutional investor to sell up to $20,000,000 of common stock. For the years ending December 31, 2016 and 2015, the institutional investor did not purchase shares of common stock and the Company did not issue shares of common stock as additional commitment fee. On February 1, 2016, the Company and the institutional investor entered into an agreement to terminate the purchase agreement and registration rights agreement.

During June 2014 through August 2014, the Company issued 4,207,600 shares of common stock and warrants to purchase 4,207,600 shares of common stock expiring five years from the date of purchase, for proceeds of $3,140,000 in accordance to a private placement memorandum as amended on May 27, 2014. Pursuant to the terms of the offerings, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 67,000 shares and a warrant to purchase 33,500 shares of common stock at $1.00 per share and a warrant to purchase 33,500 shares of common stock at $1.25 per share. During May 2017, warrants were partially exercised to purchase 469,000 shares of common stock for proceeds of $502,500. As of December 31, 2017, the remaining warrants to purchase 3,738,600 shares of common stock are still outstanding.

During 2015 the Company issued 37,500 shares, with a fair value of $30,575, to a firm for investor relations services. For the year ending December 31, 2015, the Company recognized $30,575 of expense.

In May 2015, the Company increased the authorized shares of common stock from 100,000,000 to 250,000,000.

During May 2015 through June 2015, the Company issued 2,816,199 shares of common stock and warrants to purchase 2,816,199 shares of common stock expiring five years from the date of purchase, for proceeds of $1,915,000 in accordance to a private placement memorandum as amended on May 27, 2015. Pursuant to the terms of the offerings, up to 20 units were offered at the purchase price of $100,000 per unit, with each unit comprised of 147,060 shares and a warrant to purchase 73,530 shares of common stock at $0.85 per share and a warrant to purchase 73,530 shares of common stock at $1.02 per share. The warrants to purchase 1,408,102 shares of common stock at $0.85 per share are still outstanding as of December 31, 2016. The warrants to purchase 1,408,097 shares of common stock at $1.02 per share are still outstanding as of December 31, 2017. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

During November 2015 through December 2015, the Company issued 3,977,568 shares of common stock and warrants to purchase 3,977,568 shares of common stock expiring five years from the date of purchase, for proceeds of $2,400,000 in accordance with a private placement memorandum, as amended on November 10, 2015. Pursuant to the terms of the offering, up to 60 units were offered at the purchase price of $50,000 per unit, with each unit comprised of 82,866 shares and a warrant to purchase 82,866 shares of common stock at $0.80 per share. The warrants to purchase 3,977,568 shares of common stock at $0.80 per share are still outstanding as of December 31, 2017. Since the warrants are considered indexed to its own stock and qualify for equity classification, there is no requirement to separately account for the warrants.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through December 31, 2017, the institutional investor purchased 7,700,000 shares of common stock for proceeds of $7,275,250 and the Company issued 236,455 shares of common stock as additional commitment fee, valued at $260,013, fair value, leaving 413,545 in reserve for additional commitment fees. During the year ending December 31, 2017, the institutional investor purchased 5,300,000 shares of common stock for proceeds of $5,722,060 and the Company issued 185,974 shares of common stock as additional commitment fee, valued at $226,093, fair value. During the year ending December 31, 2016, the institutional investor purchased 2,400,000 shares of common stock for proceeds of $1,553,190 and the Company issued 50,481 shares of common stock as an additional commitment fee, valued at $33,920, fair value. During January, February and March 2018, the institutional investor purchased 900,000 shares of common stock for proceeds of $993,700 and the Company issued 32,298 shares of common stock as additional commitment fee, valued at $37,194, fair value, leaving 381,247 in reserve for additional commitment fees.

Effective June 24, 2016, the 2007 Employee Stock Plan was terminated. The Board of Directors approved a new 2016 Equity Incentive Plan in the amount of 3,000,000 shares on April 15, 2016, which the Company’s shareholders approved on May 20, 2016.

On September 29, 2017, the Company issued 25,000 shares of common stock pursuant to a consulting agreement for consulting services to be rendered over an eighteen month period commencing September 30, 2017, valued at $36,250, fair value. The amount was recorded as deferred compensation and will be amortized based on service terms of the agreement over an eighteen month period. For the year ending December 31, 2017, the Company recognized $6,042 of expense.

During 2017, 2016 and 2015 the Company issued 10,997 shares, 38,928 shares and 24,758, respectively, with a fair value of $50,387, to directors serving as a member of the Company’s Operations Committee. For the years ending December 31, 2017, 2016 and 2015, the Company recognized $8,000, $24,000 and $18,387 of expense.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2017, options to purchase 4,695,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants.  As of December 31, 2017, options to purchase 1,625,000 shares of common stock have been issued and are outstanding and 1,375,000 shares of common stock remain available for grants under the 2016 Plan.

Both plans are administered by the Board of Directors or its compensation committee which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant. Subject to the provisions regarding Ten Percent Shareholders, the exercise price per share of each option cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the 2016 Plan are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017, 2016 and 2015: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 39% to 87% in 2017, between 58% to 78% in 2016 and between 75% to 79% in 2015, risk-free interest rate between 1.16% to 2.37% in 2017, between 1.05% to 2.06% in 2016 and between 1.44% to 1.70% in 2015 and expected option life of .03 to 9.08 years in 2017, 2.5 to 5.6 years in 2016 and 5 to 5.75 years in 2015.

As of December 31, 2017, there was $209,550 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 31, 2020.

Share-based compensation was recognized as follows:

	2017	2016	2015

2007 Employee Stock Option Plan	$18,322	$348,850	$1,339,692
2016 Equity Incentive Plan	776,416	87,378	—
Warrants	416,934	174,359	91,263

Total share-based compensation	$1,211,672	$610,587	$1,430,955

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2017, 2016 and 2015:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2014	11,819,600	$0.25 - $1.75	$1.15

Granted	9,746,267	$0.67 - $1.02	$0.81
Expired	(2,837,500)	$1.00 - $1.75	$1.52
Forfeited	(200,000)	$0.92 - $1.16	$1.01
Exercised	—	—	—

Outstanding, December 31, 2015	18,528,367	$0.63 - $1.69	$0.92

Granted	1,510,000	$0.57 - $0.86	$0.63
Expired	(1,937,000)	$0.63 - $1.30	$0.88
Forfeited	—	—	—
Exercised	—	—	—

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Granted	1,770,000	$0.60 - $1.50	$0.97
Expired	(772,500)	$0.68 - $1.69	$0.98
Forfeited	—	—	—
Exercised	(469,000)	$1.00. - $1.25	$1.07

Outstanding, December 31, 2017	18,629,867	$0.57 - $1.69	$0.90

Exercisable, December 31, 2017	18,039,242	$0.57 - $1.69	$0.89

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2017 was $4,891,501. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.14 for the Company’s common stock on December 31, 2017. The total intrinsic value of options and warrants exercised during the year ended December 31, 2016 was $22,063. The total intrinsic value of options and warrants exercised during the year ended December 31, 2015 was $0. No options were exercised during 2017. During 2017, 335,000 warrants were exercised to purchase shares of common stock at a price of $1.00 per share for proceeds of $335,000 and 134,000 warrants were exercised to purchase shares of common stock at a price of $1.25 per share for proceeds of $167,500. No options or warrants were exercised during 2016 and 2015.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2017	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	18,039,242	4.30 Years	$0.89

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 10 – RELATED PARTY

At December 31, 2017 the Company had a legal, accounting and computer service accrual to related party of $4,725 and travel and office expense accruals of officers in the amount of $4,045. At December 31, 2016 the Company had a legal accrual to related party of $2,900 and travel and office expense accruals of officers in the amount of $2,659. At December 31, 2015 the Company had a legal accrual to related party of $1,420 and travel and office expense accruals of officers in the amount of $3,649.

In December 2016, the board of directors approved a grant to a senior advisor effective January 1, 2017 of a warrant to purchase up to 275,000 shares of common stock at a purchase price of $0.60 per share. Using the Black-Scholes Option Pricing Formula, the warrant was valued at $102,222, fair value. In March 2017, the warrant was amended to accelerate full vesting and the revaluation of the warrant at $106,576, fair value, was expensed immediately. In December 2015 and 2014, the board of directors approved a grant to a senior advisor effective January 1, 2016 and January 1, 2015 of a warrant to purchase up to 125,000 and 100,000 shares of common stock at a purchase price of $0.60 and $.77 per share, respectively. For the years ending December 31, 2016 and 2015, the Company recognized $46,947 and $46,576 of expense in connection to these warrants.

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The warrant was re-valued at $91,995, fair value at December 31, 2017. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2017, the Company recognized $45,997 of expense. During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for professional services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula The warrant was re-valued at $65,941, fair value at June 30, 2017. The expense is being recognized based on service terms of the agreement over a twelve month period. For the years ending December 31, 2017 and 2016, the Company recognized $40,238 and $25,703 of expense. During July 2015, the Company issued a warrant to purchase 125,000 shares of common stock at a purchase price of $0.70 per share for professional services to be rendered over a twelve month period commencing July 1, 2015. The warrant was valued at $46,897, fair value at December 31, 2015, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the years ending December 31, 2016 and 2015, the Company recognized $23,452 and $23,449 of expense.

In December 2017, the Board of Directors approved extension of the warrants previously granted to a Board member extending the term of outstanding warrants to purchase in the aggregate 725,000 shares of common stock at exercise prices ranging from $0.60 per share to $0.98 per share. These warrants were scheduled to expire at various dates starting 2017 to 2021, with the new expiration dates ranging from 2022 to 2026. The total incremental compensation cost resulting from this modification was $224,123 which was expensed during the year ended December 31, 2017. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions: historical volatility from 39% to 87%, risk-free interest rate from 1.16% to 2.37% and expected option life from .03 to 9.08 years.

NOTE 11 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $15,873 was charged to expense and accrued for the year ending December 31, 2017 to all eligible non-executive participants. A contribution of $20,000 was charged to expense and accrued for the year ending December 31, 2016 to all eligible non-executive participants. There were no contributions charged to expense in 2015.

NOTE 12 – SUBSEQUENT EVENTS

In January 2018, the Company issued options to the Company’s six independent directors under the 2016 Equity Incentive Plan to each purchase 50,000 shares of common stock at a purchase price of $1.22 per share. Each option was valued at $34,530, fair value, using the Black-Scholes Option Pricing Formula. The options expire in 10 years with 20,000 vesting immediately and the remainder vesting in quarterly equal installments of 10,000 commencing April 1, 2018. The options are expensed over the vesting terms.