Form 10-Q
period 2018-03-31
Lightwave Logic, Inc.
filed 2018-05-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

The number of shares of the registrant’s Common Stock outstanding as of May 9, 2018 was 75,515,193.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: lack of available funding; general economic and business conditions; competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; and other factors beyond the Company's control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2018

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,810,761	$3,482,327
Prepaid expenses and other current assets	566,959	584,919
	3,377,720	4,067,246

PROPERTY AND EQUIPMENT - NET	1,632,395	1,176,749

OTHER ASSETS
Intangible assets - net	615,559	605,775

TOTAL ASSETS	$5,625,674	$5,849,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable including current portion of equipment purchase	$663,515	$547,805
Accounts payable and accrued expenses - related parties	34,139	8,770
Accrued expenses	90,733	92,186
	788,387	648,761

LONG TERM EQUIPMENT PURCHASE - NET OF CURRENT PORTION	101,165	184,294

TOTAL LIABILITIES	$889,552	$833,055

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
75,000,557 and 74,068,259 issued and outstanding at
March 31, 2018 and December 31, 2017	75,001	74,068
Additional paid-in-capital	57,930,531	56,698,658
Accumulated deficit	(53,269,410)	(51,756,011)

TOTAL STOCKHOLDERS' EQUITY	4,736,122	5,016,715

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,625,674	$5,849,770

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2018	2017

NET SALES	$—	$—

COST AND EXPENSE
Research and development	901,672	728,514
General and administrative	574,595	460,413
	1,476,267	1,188,927

LOSS FROM OPERATIONS	(1,476,267)	(1,188,927)

OTHER INCOME (EXPENSE)
Interest income	62	62
Commitment fee	(37,194)	(24,754)

NET LOSS	$(1,513,399)	$(1,213,619)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	74,543,897	68,948,694

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017, Audited	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	900,000	900	992,800	—	993,700
Common stock issued for additional commitment shares	32,298	33	37,161	—	37,194
Options issued for services	—	—	176,575	—	176,575
Warrants issued for services	—	—	25,337	—	25,337
Net loss for the three months ending March 31, 2018	—	—	—	(1,513,399)	(1,513,399)

BALANCE AT MARCH 31, 2018, Unaudited	75,000,557	$75,001	$57,930,531	$(53,269,410)	$4,736,122

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three Months Ending
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,513,399)	$(1,213,619)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	25,337	122,470
Stock options issued for services	176,575	113,520
Common stock issued for services and fees	37,194	30,753
Depreciation and amortization of patents	58,372	48,851
Gain on disposal of property and equipment	(2,500)	—
Loss on asset write off	12,584	—
Decrease in assets
Prepaid expenses and other current assets	17,960	1,038
Increase (decrease) in liabilities
Accounts payable	115,710	11,527
Accounts payable and accrued expenses-related parties	25,369	19,709
Accrued expenses	(1,453)	45,698

Net cash used in operating activities	(1,048,251)	(820,053)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(21,527)	(12,310)
Purchase of equipment, furniture and leasehold improvements	(514,859)	(14,010)
Sale of property and equipment	2,500	—

Net cash used in investing activities	(533,886)	(26,320)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	993,700	1,072,160
Repayment of equipment purchased	(83,129)	—

Net cash provided by financing activities	910,571	1,072,160

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(671,566)	225,787

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,482,327	1,956,844

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,810,761	$2,182,631

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2017 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2018 may not be indicative of operating results expected for the full year.

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

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2018 and 2017, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

Recently Adopted Accounting Pronouncements

In May 2014 and April 2016, the FASB issued ASU No. 2014-09 and No. 2016-10, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment had no effect on the financial statements. When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. As of May 10, 2018, the Company has a cash position of approximately $2,750,000. Based upon the current cash position and expenditures of approximately $485,000 per month and no debt service, management believes the Company has sufficient funds to finance its operations through September 2018. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period with the remaining available amount of $11,280,750. The Company has raised $8,268,950 as of March 31, 2018. Since April 1, 2018, the Company has raised an additional $450,300.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017

Rent	$195,126	$254,978
Deposits	210,189	199,338
Insurance	41,504	79,403
Stock award	24,167	30,208
Other	95,973	20,992

	$566,959	$584,919

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017

Office equipment	$78,704	$82,453
Lab equipment	2,032,980	1,695,604
Furniture	33,128	32,693
Leasehold Improvements	184,468	231,859
	2,329,280	2,042,609
Less: Accumulated depreciation	696,885	865,860

	$1,632,395	$1,176,749

Depreciation expense for the three months ending March 31, 2018 and 2017 was $46,629 and $44,878. During the first quarter of 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the three months ending March 31, 2018, the Company retired assets and recorded a loss on the retirement of $12,584. During the three months ending March 31, 2017, the Company did not retire property and equipment.

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

Patents consists of the following:

	March 31, 2018	December 31, 2017

Patents	$808,931	$787,403
Less: Accumulated amortization	193,372	181,628

	$615,559	$605,775

Amortization expense for the three months ending March 31, 2018 and 2017 was $11,743 and $3,973. There were no patent costs written off for the three months ending March 31, 2018 and 2017.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2018	$42,047
2019	38,739
2020	195,574
2021	201,501
2022	189,837

TOTAL	$667,698

Rent expense approximating $60,065 and $18,715 is included in research and development and general and administrative expenses for the three months ended March 31, 2018. Rent expense approximating $25,502 and $4,852 is included in research and development and general and administrative expenses for the three months ended March 31, 2017.

NOTE 7 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2018 and 2017 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2018, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2018. The Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2014 and thereafter are subject to examination by the relevant taxing authorities.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

Common Stock Options and Warrants

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through March 31, 2018, the institutional investor purchased 8,600,000 shares of common stock for proceeds of $8,268,950 and the Company issued 268,753 shares of common stock as additional commitment fee, valued at $297,207, fair value, leaving 381,247 in reserve for additional commitment fees. During the three month period ending March 31, 2018, the institutional investor purchased 900,000 shares of common stock for proceeds of $993,700 and the Company issued 32,298 shares of common stock as additional commitment fee, valued at $37,194, fair value. During April 2018, the institutional investor purchased 400,000 shares of common stock for proceeds of $450,300 and the Company issued 14,636 shares of common stock as additional commitment fee, valued at $17,062, fair value, leaving 366,611 in reserve for additional commitment fees.

NOTE 9 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2018, options to purchase 4,695,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. As of March 31, 2018, options to purchase 1,935,000 shares of common stock have been issued and are outstanding and 1,065,000 shares of common stock remain available for grants under the 2016 Plan.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2018: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 63% to 65%, risk-free interest rate between 1.89% to 2.65% and expected option life of 5.0 to 5.56 years. The expected life is based on the estimated average of the life of options using the "simplified" method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of March 31, 2018, there was $224,208 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 31, 2020.

Share-based compensation was recognized as follows:

	For the Three Months Ending
	March 31,
	2018	2017

2007 Employee Stock Option Plan	$5,803	$(12,029)
2016 Equity Incentive Plan	170,772	125,549
Warrants	25,337	122,470

Total share-based compensation	$201,912	$235,990

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2018:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2017	18,629,867	$0.57 - $1.69	$0.90

Granted	310,000	$1.07 - $1.22	1.22

Outstanding, March 31, 2018	18,939,867	$0.57 - $1.69	$0.90

Exercisable, March 31, 2018	18,434,867	$0.57 - $1.69	$0.90

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 9 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2018 was $7,168,711. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.28 for the Company’s common stock on March 31, 2018. No options or warrants were exercised during the three month period ending March 31, 2018.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2018	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	18,434,867	4.15 Years	$0.90

NOTE 10 – RELATED PARTY

At March 31, 2018 the Company had a legal accrual to a related party of $12,200, accounting service accrual and expense reimbursement to a related party of $14,710 and travel and office expense accruals of officers in the amount of $7,229. At December 31, 2017 the Company had a legal, accounting and computer service accrual to related party of $4,725 and travel and office expense accruals of officers in the amount of $4,045.

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The warrant was re-valued at $95,112, fair value at March 31, 2018. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three months ending March 31, 2018, the Company recognized $25,337 of expense.

NOTE 11 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2018 and 2017, a contribution of $5,607 and $5,642 was charged to expense for all eligible non-executive participants.

NOTE 12 – SUBSEQUENT EVENTS

During April 2018, a warrant to purchase 100,000 shares of common stock at a purchase price of $0.615 per share was exercised for proceeds of $61,500.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2017.

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

Create Organic Polymer-Enabled Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercially feasible electro-optic polymer product devices and applications for various markets, including telecommunications, data communications and data centers. These produce devices will be based on our proprietary photonics integrated circuit (PIC) technology platform (P2IC™).

We expect our initial products will be based with optical polymer technology on our P2IC™ platform operating at data rates up to 50Gbps with standard data encoding of NRZ. Our P2IC™ platform will have the flexibility to allow multiples channels, where 4 modulated channels are expected to operate at 50Gbps per channel. The optical signal output would then operate at 200Gbps with NRZ standard data encoding, or 400Gbps with PAM-4 advance data encoding. This will allow the company to participate in both the 100Gbps (4 channel at 25Gbps) as well as the 400Gbps modulator markets.

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

With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GHz in the telecom, 1550 nanometer frequency band. This is equivalent to 4 x 10Gbps, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information.

Our material also operates in the 1550 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our polymer photonic slot waveguide modulator in 2014 and continued our collaboration with an associated third-party research group in 2017 and expect to see initial results in 2018.

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

The overall square footage in datacenters has been growing rapidly over the past 5 years and is expected to continue this trend over the next decade. Data centers are confronted with the problem of moving vast amounts of data not only around the data center itself, but also between data centers. The size of these data center “links” are often measured in kilometers and employ optical modulators to convert stored electrical/binary information to optical and back. Links that are shorter than 500 meters and operate at approximately 10Gbps can employ “direct modulation,” which accomplishes modulation by mechanically turning a laser on and off. However, for links greater than 500 meters and higher data rates such as 25Gbps, 40Gbps, and beyond, it is necessary to employ optical modulators. We intend to target optical devices that are aimed at the 500m to 10km distance segment of the market that operate at 25Gbps and higher data rates. These are single mode fiber links and require polymer optical devices that operate in single optical mode. While some data center customers are planning their architectures using single mode fiber links even below 500m, others are focusing on cost-performance to make their decisions for their particular architectures. Our technology is both single mode and scalable in both increased data rates and low cost, which means that it can be implemented in either data center application depending on how we achieve the customer metrics and specifications. We believe that our single mode modulator solutions will not only be competitive at 500m to 10km link distances at 25Gbps data rates and beyond, but also at distances below 500m at 25Gbps and beyond depending on the customer architecture designs.

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

During February and March 2018, we moved our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies.

During March 2018, our Company, together with our packaging partner, successfully demonstrated packaged polymer modulators designed for 50Gbps, which we believe will allow us to scale our P2IC™ platform with our Mach-Zehnder ridge waveguide modulator design as well as other photonics devices competitively in the 100Gbps and 400Gbps datacom and telecommunications applications market. We are currently fine-tuning the performance parameters of these prototypes in preparation for customer evaluations.  Polymer modulators that operate both at 25Gbps and 50Gbps are expected to be attractive to customers for characterization as the 25Gbps data rate is critical for the 100Gbps data communications and telecommunications market while the 50Gbps data rate allows the ability to address the 400Gbps and 800Gbps systems with a high-performance, cost-effective solution. The datacom and telecommunications application markets represent a market opportunity for our PIC-based technologies with fiber-based transceivers that in total is forecasted to grow to over $25B by 2025.

As we move forward through 2018, we expect to continue building our world-class design team for both polymer materials and integrated photonics technology platform to further optimize our P2IC™ platform. With the now consolidated facility in Englewood, Colorado, we can keep key technologies and processes internal to the Company. We are in the process of completing the upgrade of our Englewood facility in areas of test, characterization, fabrication, and chemistry. We will package our modulators for customer evaluation and will continue to design our polymers for improved data rates and lower power operation. We will engage with customers to fine tune our technology to meet customer expectations, and we will scale our technology to provide cost effective technological solutions for the fiber communications market segments. We intend to partner with other companies as necessary, e.g. our packaging partner, to enable us to move quickly towards customer prototypes.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2018 and March 31, 2017. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements, prototype devices and sale of nonlinear optical polymer materials prior to moving into production.

Operating Expenses

Our operating expenses were $1,476,267 and $1,188,927 for the three months ended March 31, 2018 and 2017, respectively, for an increase of $287,340. This increase in operating expenses was due primarily to increases in research and development salaries and wages, rent and utility expenses, office expenses, laboratory materials and supplies, auditing fees, moving expenses, travel expenses and general and administrative non-cash stock option and warrant amortization offset by decreases in general and administrative salary and wages, research and development non-cash stock option and warrant amortization, laboratory material testing expense and electro-optic device development and consulting fees.

Included in our operating expenses for the three months ended March 31, 2018 was $901,672 for research and development expenses compared to $728,514 for the three months ended March 31, 2017, for an increase of $173,158.  This is primarily due to increases in research and development salaries and wages, rent and utility expenses, laboratory materials and supplies and travel expenses offset by decreases in research and development non-cash stock option and warrant amortization, laboratory material testing expense and electro-optic device development and consulting fees.

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

Wages and salaries increased $137,294 from $285,149 for the three months ended March 31, 2017 to $422,443 for the three months ended March 31, 2018. The reason for the variation was primarily due to an increase in full time technical personnel working on device development and change in research and development allocation.

Rent and utilities increased $52,410 from $31,743 for the three months ended March 31, 2017 to $84,153 for the three months ended March 31, 2018. The primary reason for the increase was due to acquiring a larger facility in order to consolidate all the Company’s operations into one facility.

Laboratory materials and supplies also increased $26,127 from $34,852 for the three months ended March 31, 2017 to $60,979 for the three months ended March 31, 2018. The primary reason for the increase was fabrication of materials and prototype devices.

Travel expenses increased $12,361 from $21,283 for the three months ended March 31, 2017 to $33,644 for the three months ended March 31, 2018. The increase was primarily due to employee travel for relocation planning.

Research and development non-cash stock option amortization decreased $45,939 from $152,390 for the three months ended March 31, 2017 to $106,451 for the three months ended March 31, 2018. The reason for the variation in decreased amortization was the vesting schedules.

Product prototype development and material testing expenses decreased $21,538 from $28,863 for the three months ended March 31, 2017 to $7,325 for the three months ended March 31, 2018. The decrease was primarily due to the move to the new facility and transitioning of outside services in-house.

Product development consulting expenses decreased $12,857 from $104,521 for the three months ended March 31, 2017 to $91,664 for the year ended March 31, 2018. The decrease was primarily due to a reduction in consulting hours during this period.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $114,182 to $574,595 for the three months ended March 31, 2018 compared to $460,413 for the three months ended March 31, 2017. The increase is primarily due to increases in office expenses, auditing fees, rent and utility expenses, moving expenses and general and administrative non-cash stock option and warrant amortization offset by decreases in general and administrative salary and wages.

Office expenses increased $49,359 to $60,555 for the three months ending March 31, 2018 from $11,196 for the three months ended March 31, 2017. The reason for the variation was due to relocating into a larger facility.

Auditing fees increased $25,000 to $54,000 for the three months ending March 31, 2018 from $29,000 for the three months ended March 31, 2017. The primary reason for the increase was due to the Company’s change in status to an Accelerated Filer, which requires additional testing by the auditors.

Rent and utilities increased $23,801 to $32,653 for the three months ending March 31, 2018 from $8,852 for the three months ended March 31, 2017. The primary reason for the increase was due to acquiring a larger facility in order to move all the Company’s operations building.

Moving expenses increased $20,606 to $20,606 for the three months ending March 31, 2018 from $0 for the three months ended March 31, 2017. The reason for the variation was due to moving to a new facility.

General and administrative non-cash stock option and warrant amortization increased $11,861 to $95,461 for the three months ending March 31, 2018 from $83,600 for the three months ended March 31, 2017. The reason for the variation was due to stock options and warrants vesting schedules.

Salary and wages decreased $49,578 to $117,266 for the three months ending March 31, 2018 from $166,844 for the three months ended March 31, 2017. The primary reason for the variance is a decrease in administrative salaries and change in general and administrative allocation.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense increased $12,440 to $37,194 for the three months ended March 31, 2018 from $24,692 for the three months ended March 31, 2017, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $1,513,399 and $1,213,619 for the three months ended March 31, 2018 and 2017, respectively, for an increase of $299,780, was due primarily to increases in research and development salaries and wages, rent and utility expenses, office expenses, laboratory materials and supplies, auditing fees, moving expenses, commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement, travel expenses and general and administrative non-cash stock option and warrant amortization offset by decreases in general and administrative salary and wages, research and development non-cash stock option and warrant amortization, laboratory material testing expense and electro-optic device development and consulting fees.

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

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2017. See our Note 1 in our unaudited financial statements for the three months ended March 31, 2018 as set forth herein for a complete discussion of our Company’s accounting policies.

Liquidity and Capital Resources

During the three months ended March 31, 2018, net cash used in operating activities was $1,048,251 and net cash used in investing activities was $533,886, which was due primarily to the Company’s research and development activities, capital equipment and general and administrative expenditures. Net cash provided by financing activities for the three months ended March 31, 2018 was $910,571. At March 31, 2018, our cash and cash equivalents totaled $2,810,761, our assets totaled $5,625,674, our liabilities totaled $889,552, and we had stockholders’ equity of $4,736,122.

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

Analysis of Cash Flows

For the three months ended March 31, 2018

Net cash used in operating activities was $1,048,251 for the three months ended March 31, 2018, primarily attributable to the net loss of $1,513,399 adjusted by $25,337 in warrants issued for services, $176,575 in options issued for services, $37,194 in common stock issued for services, $58,372 in depreciation expenses and patent amortization expenses, ($2,500) gain on the sale of equipment, $12,584 loss on asset write off, $17,960 in prepaid expenses and $139,626 in accounts payable and accrued expenses. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $533,886 for the three months ended March 31, 2018, consisting of $21,527 in cost for intangibles and $514,859 in asset additions primarily for the new Colorado headquarter facility offset by proceeds of $2,500 on the sale of equipment.

Net cash provided by financing activities was $910,571 for the three months ended March 31, 2018 and consisted of $993,700 in proceeds from resale of common stock to an institutional investor, offset by $83,129 repayment of equipment purchased.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, and December 31, 2017, we had cash and cash equivalents of $2,810,761 and $3,482,327, respectively, held primarily in regular checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2018

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 10, 2018