Form 10-K
period 2018-12-31
Lightwave Logic, Inc.
filed 2019-03-18
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $84,578,680 as of June 30, 2018.

As of March 18, 2019, there were 80,759,209 shares outstanding of the registrant’s common stock, $.001 par value.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate revenue or to manage growth;
•	lack of available funding;
•	lack of a market for or market acceptance of our products;
•	competition from third parties;
•	general economic and business conditions;
•	intellectual property rights of third parties;
•	changes in the price of our stock and dilution;
•	regulatory constraints and potential legal liability;
•	ability to maintain effective internal controls;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in technology and methods of marketing;
•	delays in completing various engineering and manufacturing programs;
•	changes in customer order patterns and qualification of new customers;
•	changes in product mix;
•	success in technological advances and delivering technological innovations;
•	shortages in components;
•	production delays due to performance quality issues with outsourced components;
•	those events and factors described by us in Item 1.A “Risk Factors”;
•	other risks to which our Company is subject; and
•	other factors beyond the Company's control.

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

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We have filed more than 12 patents during 2017 and 2018 and are currently in the process of readying a number of other inventions for formal filings in early 2019. We expect to continue innovating with our P2IC platform during 2019, and expect to at least maintain this level of invention at our Company during the whole of 2019. For 2018 our focus was to establish the world’s first unique PerkinamineTM polymer based integrated photonics circuit portfolio of patents to support our working prototypes.

Also in 2018, we acquired the Polymer Technology Intellectual Property Assets of BrPhotonics Productos Optoelectrónicos S.A., a Brazilian corporation, which significantly advanced our patent portfolio of electro-optic polymer technology with 15 polymer chemistry materials, devices, packaging and subsystems patents and further strengthened our design capabilities to solidify our market position as we prepare to enter the 400Gbps integrated photonics marketplace with a highly competitive, scalable alternative to installed legacy systems.

In addition to the 12 patents we filed during 2017 and 2018, we expect to file new patents in the first half of 2019. In total, our patent portfolio consists of 45 granted patents that include 35 from the US, 1 from Canada, 5 from the EU, 2 from Japan and 2 from China.

Our materials patent portfolio has also strengthened significantly in 2017 with the filing of additional new patent applications on our core PerkinamineTM molecular compounds as well as recent, innovative inventions that are expected to protect our P2IC polymer PIC platform from potential competition.

Included in our patent portfolio are the following nonlinear optic chromophore designs:

•	Stable Free Radical Chromophores, processes for preparing the same
•	Stable Free Radical Chromophores, processes for preparing the same
•	Tricyclic Spacer Systems for Nonlinear Optical Devices
•	Anti-Aromatic Chromophore Architectures
•	Heterocyclical Anti-Aromatic Chromophore Architectures
•	Heterocyclical Chromophore Architectures
•	Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems
•	Multi-fiber/port hermetic capsule sealed by metallization and method

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

During February and March 2018, we moved our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, 220 square feet of class 100 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies.

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

In February 2019 we announced a major breakthrough in our development of clean technology polymer materials that target the insatiable demand for fast and efficient data communications in the multi-billion-dollar telecom and data markets supporting Internet, 5G and IoT (Internet of Things) webscale services.  The improved thermally stable polymer has more than double the electro-optic response of our previous materials, enabling optical device performance of well over 100 GHz with extremely low power requirements.  This addition to the family of PerkinamineTM polymers will hold back run-away consumption of resources and energy needed to support ever-growing data consumption demands. We anticipate we will continue rigorous testing of the material and its performance in device structures during the remainder of this year before releasing it into full device development.

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry:  Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. The Advisory Board will work closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer P2IC™ platform.  The mission of the Advisory Board will initially be to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials.  Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products.  In addition, they possess operational experience with semiconductor and polymer businesses.

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

Within the overall market trends of IP traffic growth, the Internet will need to be able to support high volumes of data traffic. In order to do this, the fiber-optic infrastructure that allows data to be communicated between network nodes such as datacenters, within datacenters, and optical network switches etc., has to be upgraded. Today, fiber-optic networks are a combination of long, medium and short optical interconnects that range from 3 meters (or 1yard) to over 1000km depending on application in the optical network. Optical components, typically known as photonics components are used to build the fiber-optic infrastructure and consist of things like: laser diode, photodetectors, multipliers, modulators, transceivers etc. These are known as discrete components, while a mix of these components that are integrated or connected on a single substrate (such as silicon, InP, GaAs etc.) are called PICs (Photonic Integrated Components). The summary photonics market has been reviewed in 2018 and is shown below. The summary photonics market is forecast to grow to $43B by 2025 with a 7% CAGR (20-25) that includes both discrete and PIC photonic components. The summary photonics components market is forecasted to reach $23B in 2018.

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

The key segments in photonics based fiber-optic transceivers achieved $12B in 2018 with growth from 9 different segments that include: AOC, CATV, Fibre Channel, DWDM, Ethernet-datacom, WAN-client side, Radio etc., based transceivers. Three of these segments are forecasted to grow very well to achieve revenues of $25B by 2025, with the biggest contributions from DWDM, Ethernet-datacom, and WAN-client based transceivers.

The transceiver growth shows which sub-segments that will utilize small boxes at the ends of fiber-optic interconnects, it is well known that transceiver trends over the past decade have been towards smaller boxes i.e. smaller transceiver formats and footprints (such as SFF, SFP, QSFP, and many others), with higher densities of photonics components designed into them. It is expected over the forecast period that transceivers will be an excellent platform for the accelerating trends of PICs in both telecom and datacom applications. The graph below shows the PIC transceiver forecast to 2025. PIC transceivers are forecast to reach $20B by 2025 with 17% CARG (20-25) growing from ~$4B in 2018. What is more interesting is that by about 2021, PIC transceivers will lead discrete photonic component transceivers from a revenue standpoint. This means that the trend to integrate photonics components inside a transceiver is accelerating quickly, driven by the customer interest for smaller, denser, and higher performance metrics of transceivers. This trend is ideal for our polymer based integrated photonics platform to have a huge impact in the market segment over the next decade.

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

Fiber optic datacenter and high-performance computing customers want to achieve the metric of $1/Gbps @ 400Gbps (this essentially means a single mode fiber optic link that has a total cost of $400 and operates with a data rate of 400Gbps à which also means that each transceiver at each end of the fiber optic link must be able to be priced at $200), but as industry tries to match this target, it is already falling behind as can be seen in the Figure below which plots generic typical PIC based technology:

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

Some of the things needed to achieve the scaling performance of polymers in n integrated photonics platform is within sight today:

1)	Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this.
2)	Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.
3)	Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.
4)	Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $3,794,565 and $3,519,129 for the years ended December 31, 2018 and 2017, respectively.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our organic nonlinear optical materials. They include:

Ridge Waveguide Modulator

Our ridge electro-optic waveguide modulator was designed and fabricated in our Longmont, Colorado laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. In September 2017 we announced that our initial alpha prototype ridge waveguide modulator, enabled by our P2IC™ polymer system, demonstrated bandwidth performance levels that will enable 50Gbps modulation in fiber-optic communications. This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. This important achievement will allow users to utilize arrays of 4 x 50Gbps polymer modulators using PAM-4 encoding to access 400Gbps data rate systems. Pulse-Amplitude Modulation (PAM-4) is an encoding scheme that can double the amount of data that can be transmitted. These ridge waveguide modulators are currently being packaged with our partner and will be available for evaluation by potential customers in 2019. In parallel, we are simulating and modeling the modulators for scalability to higher data rates above 50Gbps and lower cost structures that will be competitive with incumbent technology. This provides our technology platform with higher levels of scalability and will provide potential customers with technological solutions that they are currently looking for.

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

Our material also operates in the 1550 nanometer frequency band, which is suitable for data communications applications. We continued with our collaborative development of our SOH/ Polymer photonic slot waveguide modulator in 2014 and continued our collaboration with an associated third-party research group in 2017 and expect to see initial results in 2019.

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

Our Competition

Competitive Technologies - PIC Based Technologies

PIC technologies have historically been driven using III-V compound semiconductors, namely InP, although GaAs remains a strong PIC platform, and is expected to strengthen via the VCSEL based 3D sensing applications. Indium Phosphide has been used since the 1980s as the first PIC platform with laser modulator chips where both the laser and modulator were fabricated monolithically. Since the 1980s, there have been InP based transmitters, receivers, and other functional elements that all support the fiber-communications industry. In fact, over the past 3 decades, the fiber communications industry has driven the increased performance, miniaturization and simplicity in packaging for PIC based technologies. Also, back in the 1980s, ‘optoelectronics’ was the key word to describe having both electronic and photonic functions or devices on a single chip. This was known in early publications as an optoelectronics integrated circuit (OEIC). Today optoelectronics is synonymous with ‘photonics’, and hence the common-place use of ‘photonics integrated circuits’ for PICs.

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

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are Finisar, Lumentum, II-VI, NeoPhotonics, Molex, Avago. Additionally, the four largest inorganic modulator component manufacturers hold approximately 85% of the electro-optic modulator component market. They are Lumentum, Sumitomo, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

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

Employees

We currently have 17 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 2 to 4 additional full-time employees in 2019. We believe that we have good relations with our employees.

Properties and Laboratory Facilities

Our principal executive offices and research and development facility is located at our new office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The new 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, 220 square feet of class 100 cleanroom, chemistry laboratories, and analytic laboratories. The new Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $5,772,958 for the year ended December 31, 2018 and $5,749,382 for the year ended December 31, 2017. We anticipate that we will continue to incur operating losses through at least 2019.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through June 2019; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $25 million (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

One of our significant target markets is the telecommunications market, which demands high reliability optical components. Historically, polymer modulators have not been accepted into this market even though polymer modulators have achieved Telcordia™ based specifications. It is clear that the telecommunications market is demanding higher and higher data rates for its optical components, and may again decide that polymer based modulators are not suitable even if higher data rates, high reliability, and low power consumption are demonstrated

Another of our significant target markets is the data communications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide.

Another of our significant target markets is the data communications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide. As the demands for high performance, low cost ($/Gbps) is implemented into next generation architectures, polymer modulators and polymer based PIC products may be subject to significant competition. Furthermore, there is a potential that technologies such as silicon photonics and Indium Phosphide might reach the might reach the metric of $1/Gbps at 400Gbps before ours. Customers may then be less willing to purchase new technology such as ours or invest in new technology development such as ours for next generation systems.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our business and cause us to fail at achieving our anticipated growth.

We may grow our business through strategic acquisitions and investments, such as our acquisition of BrPhotonics’ polymer business, and we are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our product offering, create and/or expand a client base, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

As of December 31, 2018, we have outstanding options and warrants to purchase an aggregate of 18,964,867 shares of our common stock at exercise prices ranging from $0.57 - $1.69 per share with a weighted average exercise price of $0.91 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

We conduct significantly all of our research and development activities at our Englewood, CO facility, and although we have an agreement with CU Boulder to use their facilities in case of any contingency, a disaster such as a fire, flood or severe storm at or near one of our facilities could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business.

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

We are developing certain polymer-based products that we believe the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict us from selling or exporting these potential products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling these potential products to commercial customers. We may be unable to obtain export licenses for products or technology, if they become necessary. We currently cannot assess whether national security concerns would affect our potential products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

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

Not Applicable.

Item 2.	Properties.

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our annual base rent during 2019 is approximately $32,432.

Item 3.	Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is traded on the OTCQB under the symbol “LWLG”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 15, 2019, there were approximately 108 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2018.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	6,755,000 (1)	$0.86	765,000
Equity compensation plans not approved by security holders (2)	1,677,500	$0.80	0
Total	8,432,500	$0.85	765,000

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

We believe the ridge waveguide modulator represents our first commercially viable device and targets the fiber optics communications market. We have completed internal market analysis and are initially targeting interconnect reach distances of greater than 10km. In these markets, the system network companies are looking to implement modulator-based transceivers that can handle aggregated data rates 100 Gbps and above. The market opportunity for greater than 10km is worth over $1B over the next decade.

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

In February 2019 we announced a major breakthrough in our development of clean technology polymer materials that target the insatiable demand for fast and efficient data communications in the multi-billion-dollar telecom and data markets supporting Internet, 5G and IoT (Internet of Things) webscale services.  The improved thermally stable polymer has more than double the electro-optic response of our previous materials, enabling optical device performance of well over 100 GHz with extremely low power requirements.  This addition to the family of PerkinamineTM polymers will hold back run-away consumption of resources and energy needed to support ever-growing data consumption demands. We anticipate we will continue rigorous testing of the material and its performance in device structures during the remainder of this year before releasing it into full device development.

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry: Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. The Advisory Board will work closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer P2IC™ platform. The mission of the Advisory Board will initially be to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials. Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products. In addition, they possess operational experience with semiconductor and polymer businesses.

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

Results of Operations

Comparison of fiscal 2018 to fiscal 2017

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2018 and December 31, 2017.  The Company is in various stages of photonic device and material development and evaluation.  We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $5,601,016 and $5,523,538 for the years ended December 31, 2018 and 2017, respectively, for an increase of $77,478. This increase in operating expenses was due primarily to increases in salaries and wages, depreciation, laboratory materials and supplies, rent and utility expenses, consulting expense, travel expenses, office expenses, accounting fees, auditing fees, moving expenses, other tax expenses, director and officer insurance expenses, and repair offset by decreases in non-cash stock option and warrant amortization, legal, laboratory material testing expense and electro-optic device development, patent amortization and patent related expenses,  royalty fees and recruiting fees.

Included in our operating expenses for the year ended December 31, 2018 was $3,794,565 for research and development expenses compared to $3,519,129 for the year ended December 31, 2017, for an increase of $275,436.  This is primarily due to increases in research and development salaries and wages, depreciation, laboratory materials and supplies, rent and utility expenses, travel expenses, product development consulting expenses, research and development moving expenses, research and development office expenses and repair and maintenance expenses offset by decreases in non-cash stock option amortization, laboratory material testing expense and electro-optic device development, patent amortization and patent related expenses and royalty fees.

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

Wages and salaries increased $428,337 from $1,357,594 for the year ended December 31, 2017 to $1,785,931 for the year ended December 31, 2018. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development and change in research and development allocation.

Depreciation expense increased $213,905 from $177,638 for the year ended December 31, 2017 to $391,543 for the year ended December 31, 2018.  The primary reason for the increase was due to the addition of capital equipment for wafer fabrication in the new facility.

Laboratory materials and supplies increased $139,698 from $202,304 for the year ended December 31, 2017 to $342,002 for the year ended December 31, 2018. The primary reason for the increase was fabrication of prototype wafers and devices, and e.o. polymer material systems.

Rent and utility expenses increased $69,793 from $151,932 for the year ended December 31, 2017 to $221,725 for the year ended December 31, 2018. The primary reason for the increase was due to acquiring a larger facility in order to consolidate all the Company’s operations into one facility.

Travel expenses increased by $53,967 to $114,258 for the year ended December 31, 2018 from $60,291 for the year ended December 31, 2017.  The increase was primarily due to employee travel for relocation planning and conferences.

Product development consulting expenses increased $47,290 from $372,981 for the year ended December 31, 2017 to $420,271 for the year ended December 31, 2018.  The primary reason for the increase was due to engaging outside consultants to speed up device development.

Moving expenses increased by $19,983 to $63,511 for the year ended December 31, 2018 from $43,528 for the year ended December 31, 2017.  The primary reason for the increase was the relocation to the new facility.

Office expenses increased by $18,596 to $25,361 for the year ended December 31, 2018 from $6,765 for the year ended December 31, 2017.  The increase was primarily due furnishing the new Colorado facility.

Repair and maintenance expenses increased by $13,726 to $44,459 for the year ended December 31, 2018 from $30,733 for the year ended December 31, 2017. The primary reason for the increase was due to general maintenance in the new Colorado facility.

Research and development non-cash stock option amortization decreased $493,210 from $713,783 for the year ended December 31, 2017 to $220,573 for the year ended December 31, 2018.  The reason for the variation in decreased amortization was the vesting schedules.

Product prototype development and material testing expense decreased $155,149 from $219,650 for the year ended December 31, 2017 to $64,501 for the year ended December 31, 2018. The decrease was primarily due to the move to the new facility and transitioning of outside services in-house.

Patent amortization and patent related expenses decreased by $65,250 to $65,015 for the year ended December 31, 2018 from $130,265 for the year ended December 31, 2017. The primary reason for the decrease was lower cost in patent application prosecution.

Royalty expenses decreased $30,000 to $0 for the year ended December 31, 2018 from $30,000 for the year ended December 31, 2017. The primary reason for the decrease was the termination of a license agreement.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $197,958 to $1,806,451 for the year ended December 31, 2018 from $2,004,409 for the year ended December 31, 2017. The decrease is primarily due to decreases in legal fees, general and administrative non-cash stock option and warrant amortization and recruiting fees offset by increases in office expenses, rent and utility expenses, accounting fees, general and administrative consulting, auditing fees, travel, moving expenses, general and administrative salary and wages, other tax expenses and director and officer insurance expenses.

Legal fees decreased $262,429 to $91,007 for the year ended December 31, 2018 from $353,436 for the year ended December 31, 2017. The primary reason for the variance was an overall decrease in general legal work.

General and administrative non-cash stock option and warrant amortization decreased $252,384 from $497,889 for the year ended December 31, 2017 to $245,505 for the year ended December 31, 2018. The reason for the variation was due to stock options and warrants vesting schedules.

Recruiting fees decreased $10,000 to $40,500 for the year ending December 31, 2018 from $50,500 for the year ending December 31, 2017.  The primary reason for the variance was due to a reduction in employment activity with a recruiting firm.

Office expenses increased $60,826 from $44,598 for the year ended December 31, 2017 to $105,424 for the year ended December 31, 2018. The reason for the variation was due to relocating into a larger facility.

Rent and utility expenses increased $43,134 from $43,552 for the year ended December 31, 2017 to $86,686 for the year ended December 31, 2018. The primary reason was due to support of the new larger facility.

Accounting fees increased $40,666 to $145,750 for the year ended December 31, 2018 from $105,084 for the year ended December 31, 2017. The primary reason for the increase was due to the additional work being an accelerated filer and general accounting expense.

General and administrative consulting fees increased $40,124 from ($15,958) for the year ended December 31, 2017 to $24,166 for the year ended December 31, 2018. The primary reason for the increase was due to a non-cash consulting expense.

Travel expenses increased $32,009 to $73,307 for the year ending December 31, 2018 from $41,298 for the year ended December 31, 2017. The primary reason for the increase was due to travel expense to the new facility and conferences.

General and administrative wages and salaries increased $26,305 from $533,676 for the year ended December 31, 2017 to $559,981 for the year ended December 31, 2018.  The primary reason for the increase was due to increase in fringe benefit costs and additional head count.

Auditing fees increased $24,925 to $87,600 for the year ending December 31, 2018 from $62,675 for the year ending December 31, 2017. The primary reason for the increase was due to the Company’s change in status to an Accelerated Filer, which requires additional testing by the auditors.

Moving expenses increased $20,606 to $20,606 for the year ending December 31, 2018 from $0 for the year ending December 31, 2017. The reason for the variation was due to moving to a new facility.

Other tax expenses increased $16,884 to $29,608 for the year ended December 31, 2018 from $12,724 for the year ended December 31, 2017. The primary reason for the increase was due to sales and use tax on capital equipment for new facility.

Director and officer insurance expense increased $14,207 from $131,787 for the year ended December 31, 2017 to $145,994 for the year ended December 31, 2018. The primary reason for the increase was an increase in insurance premiums.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $53,902 to $171,942 for the year ending December 31, 2018 from $225,844 for the year ending December 31, 2017, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $5,772,958 and $5,749,382 for the years ended December 31, 2018 and 2017, respectively, for a increase of $23,576, due primarily to increases in salaries and wages, depreciation, laboratory materials and supplies, rent and utility expenses, consulting expenses, travel expenses, office expenses, accounting fees, auditing fees, moving expenses, other tax expenses, director and officer insurance expenses and repair  expenses offset by decreases in non-cash stock option and warrant amortization, legal, laboratory material testing expense and electro-optic device development, patent amortization and patent related expenses, commitment fee associated with the purchase of shares by an institutional investor for resale under a stock purchase agreement, royalty fees and recruiting fees.

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

Recently Adopted Accounting Pronouncements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. The amendments in this Update relieve businesses and organizations from having to present prior comparative years’ results when they adopt the new standard. It also lets landlords and other lessors avoid breaking out the parts of a rental contract that are not specifically being leased, such as the cost of snow removal services, and account for them separately from the base rent. The amendments in this Update are the same as the effective dates and transition requirements in ASU No. 2016-02, Leases.

The Company is in the process of evaluating the above ASUs and estimating lease liabilities and corresponding right-of-use assets as of January 1, 2019.

Reclassifications. Certain reclassifications have been made to the 2017 financial statement in order to conform to the 2018 financial statement presentation.

Stock Based Compensation

Our Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2018: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 60% to 90%, risk-free interest rate between 1.89% to 3.06% and expected option life of 5.0 to 10 years.  Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.  Starting in May 2018, the expected life is based on the legal contractual life of options. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 39% to 87%, risk-free interest rate between 1.16% to 2.37% and expected option life of .03 to 9.08 years.

As of December 31, 2018, there was $324,497 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 30, 2020.

Liquidity and Capital Resources

For the year ended December 31, 2018

During the year ended December 31, 2018, net cash used in operating activities was $4,400,965 and net cash used in investing activities was $1,432,363, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2018 was $4,525,626.  At December 31, 2018, our cash and cash equivalents totaled $2,174,625, our assets totaled $5,251,264, our liabilities totaled $344,202, and we had stockholders’ equity of $4,907,062.

For the year ended December 31, 2017

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $535,000 of expenditures per month over the next 12 months. Based upon our current cash position and expenditures of approximately $585,000 per month over the next four months and no debt service, we believe our Company has sufficient funds to finance its operations through June 2019. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology.

On January 21, 2019, our Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $25,000,000 of our Common Stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Common Stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

We expect that our cash used in operations will continue to increase during 2019 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2018

Net cash used in operating activities was $4,400,965 for the year ended December 31, 2018, primarily attributable to the net loss of $5,772,958 adjusted by $78,390 in warrants issued for services, $387,688 in options issued for services, $172,192 in common stock issued for services, $465,795 in depreciation expenses and patent amortization expenses, $10,084 net loss on disposal of equipment, $247,288 in prepaid expenses and $10,556 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,432,363 for the year ended December 31, 2018, consisting of $397,479 in cost for intangibles and $1,037,384 in asset additions primarily for the new Colorado headquarter facility offset by proceeds of $2,500 on the sale of equipment.

Net cash provided by financing activities was $4,525,626 for the year ended December 31, 2018 and consisted of $4,863,535 in proceeds from resale of common stock to an institutional investor and $161,500 in proceeds from exercise of warrants and options offset by $499,409 repayment of equipment purchased.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Morison Cogen LLP, audited our internal control over financial reporting as of December 31, 2018. Their report dated March 18, 2019 expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Class/ Term

Michael Lebby	58	Director; Chief Executive Officer	Class II Expires 2019
James S. Marcelli	71	Director; President; Chief Operating Officer, Secretary	Class III Expires 2020
Thomas E. Zelibor	64	Chair of the Board of Directors	Class III Expires 2020
Joseph A. Miller	77	Director	Class II Expires 2019
Ronald A Bucchi	64	Director	Class II Expires 2019
Siraj Nour El-Ahmadi	54	Director	Class I Expires 2021
Frederick J. Leonberger	71	Director	Class I Expires 2021

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

Mr. Ronald A. Bucchi. Mr. Ronald A. Bucchi has served as a director of our Company since June 11, 2012, and he currently serves a Chair of our Audit Committee. Mr. Bucchi is currently a self-employed C.P.A., CGMA with a specialized practice that concentrates in CEO consulting, strategic planning, mergers, acquisitions, business sales and tax. He works with domestic and international companies. Mr. Bucchi is a former member of the board of directors of First Connecticut Bancorp, Inc., having served as Lead Director, Chair of the Audit Committee, Governance Chairman and a member of the Asset Liability Committee and Loan Committee. The Bank sold in September of 2018. He is currently a member of the Advisory Board of Baker Street Scientific, Inc., the Treasurer and a member of the Board of Directors of the Petit Family Foundation, Inc. and the Farmington Bank Foundation, Inc. He has served on numerous other community boards and is past Chairman of the Wheeler Clinic and the Wheeler YMCA. He is a member of the Connecticut Society of Certified Public Accountants, American Institute of Certified Public Accountants, Chartered Global Management Accountant and the National Association of Corporate Directors. Mr. Bucchi is a graduate of the Harvard Business School Executive Education program with completed course studies in general board governance, audit and compensation and a graduate of Central Connecticut State University where he received his B.S. in Accounting.

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

Our bylaws provide that the number of directors who constitute our Board of Directors is determined by resolution of the Board of Directors, but the total number of directors constituting the entire Board of Directors shall not be less than three or more than nine. Our Board of Directors currently consists of seven directors. Our Board of Directors is divided into three classes, as nearly equal in number as possible, designated: Class I, Class II and Class III, with staggered terms and with each director serving for a term ending on the date of the third annual meeting following the annual meeting at which such director was elected; provided that the term of each director shall continue until the election and qualification of a successor and be subject to such director's earlier death, resignation or removal.

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

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 13, 2018.

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

Our audit committee is comprised of Ronald A. Bucchi and Siraj Nour El-Ahmadi. Mr. Bucchi serves as our audit committee financial expert as that term is defined by the rules promulgated by the Securities and Exchange Commission. Mr. Bucchi is an independent director, as defined below in Certain Relationships and Related Transactions, and Director Independence.

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

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2018, the Board of Directors considered a number of criteria, including the executive's position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, attainment of individual and overall company performance objectives and retention concerns. In addition, the Board of Directors considered the results of the advisory vote by shareholders on the "say-on-pay" proposal presented to shareholders at the Company’s 2018 Annual Meeting of Shareholders where approximately 96% of the votes cast on the “say-on-pay” proposal was voted for approval of the 2017 executive compensation. In determining our 2018 executive compensation program, the Board of Directors reviewed the results of the say-on-pay vote and concluded that changes to the program were not desired by our shareholders for 2018. Therefore, our 2018 executive compensation approach was overall generally in line with the executive officer compensation approach previously approved by our shareholders.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	All Other Compensation ($) (g)(3)	Total ($) (h)

Dr. Michael S. Lebby(4)	2018	265,000	—	—	38,448	2,840	306,288
CEO; Director	2017	176,667	—	8,000	305,662	29,893	520,222

James S. Marcelli	2018	250,000	—	—	—	2,355	252,355
President; COO; Sec., Director	2017	241,667	—	—	—	2,282	243,949

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

(4)

Dr. Lebby became our Chief Executive Officer on May 1, 2017. The amounts in column (e) and (g) for 2017 include compensation for serving on the Operations Committee of the Board of Directors in the amounts of $8,000 and $28,000, respectively. Dr. Lebby resigned from the Operations Committee of the Board of Directors effective April 30, 2017. The amount in column (g) also includes a salary gross up for long term disability premium payments of $1,893.

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

No plan-based awards were granted to our named executive officers:

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2018, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Dr. Michael S. Lebby	200,000	—	—	0.69	08/25/25
CEO, Director(1)(3)	50,000	—	—	0.68	01/28/26
	50,000	—	—	0.85	01/16/27
	350,000	—	—	0.70	03/19/27

James S. Marcelli	50,000	—	—	0.67	08/09/25
President, COO, Sec.,	1,150,000	—	—	0.70	06/30/25
Director(2)(3)	100,000	—	—	1.00	05/16/23

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

(3)

In the event of a change in control of our Company, such person’s options shall remain exercisable as set forth in their stock option agreement.

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

Employee, Severance, Separation and Change in Control Agreements

Dr. Michael S. Lebby Employee Agreement- Chief Executive Officer

On March 20, 2017, we entered into an employment agreement with Dr. Michael S. Lebby (the “Lebby Employment Agreement”). The term of the Lebby Employment Agreement commenced on May 1, 2017 for a period of 24 months, following which time the Lebby Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Pursuant to the Lebby Employment Agreement, Dr. Lebby’s 2017 base compensation was $265,000 per year. Upon entering into the Lebby Employment Agreement, Dr. Lebby was granted (i) 350,000 stock options, which have an exercise price of $0.70 per share and are fully vested at this time. In the event of a change in control of our Company, Dr. Lebby’s options shall remain exercisable as set forth in Dr. Lebby’s stock option agreement.

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

Mr. James S. Marcelli Employee Agreement- President; Chief Operating Officer

On August 10, 2015, we entered into a new employment agreement with Mr. Marcelli, which was amended during 2015 and 2017 (collectively, the “Marcelli Employment Agreement”), which replaced his previous employment agreement, as amended. The term of the Marcelli Employment Agreement commenced on January 1, 2014 and expires December 31, 2019, following which time the Marcelli Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Pursuant to the Marcelli Employment Agreement, Mr. Marcelli’s 2017 base compensation was $250,000 per year. Upon entering into the Marcelli Employment Agreement, Mr. Marcelli was granted (i) 50,000 stock options, which have an exercise price of $0.67 per share and are fully vested at this time. In the event of a change in control of our Company, Mr. Marcelli’s options shall remain exercisable as set forth in Mr. Marcelli’s stock option agreement.

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2018 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Lebby (1)	—	—	—	—	—	—	—
Thomas E. Zelibor (2)	—	—	34,530	—	—	—	34,530
James S. Marcelli (3)	—	—	—	—	—	—	—
William C. Pickett, III (4)	—	—	27,586	—	—	—	27,586
Joseph A. Miller (5)	—	—	34,530	—	—	—	34,530
Ronald A. Bucchi (6)	—	—	34,530	—	—	—	34,530
Siraj Nour El-Ahmadi (7)	—	—	34,530	—	—	—	34,530
Frederick Leonberger (8)	$108,000	—	57,659	—	—	—	165,659

(1)

Dr. Lebby serves as an executive officer and a director but receives no additional compensation for serving as a director.

(2)

On January 22, 2018, Mr. Zelibor received an option to purchase up to up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

(3)

Mr. Marcelli serves as an executive officer and a director but receives no additional compensation for serving as a director.

(4)

Mr. Pickett served as a director until August 15, 2018. On January 22, 2018, Mr. Pickett received an option to purchase up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

(5)

On January 22, 2018, Dr. Miller received an option to purchase up to up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

(6)

On January 22, 2018, Mr. Bucchi received an option to purchase up to up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

(7)

On January 22, 2018, Mr. El-Ahmadi received an option to purchase up to up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

(8)

During 2018, Dr. Leonberger received $108,000 in cash compensation for serving on our Operations Committee. On January 22, 2018, Dr. Leonberger received an option to purchase up to up to 50,000 shares of common stock at an exercise price of $1.22 that vest pursuant to the following schedule: 20,000 shares vested immediately; and the remaining options vest in 3 equal quarterly installments of 10,000 options per year commencing on April 1, 2018.

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

The following table sets forth, as of March 15, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	% of Class Owned (3)

Mary Goetz	4,517,306	5.59%

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

(4)

Based on 80,759,209 shares of common stock outstanding on March 15, 2018. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

The following table sets forth, as of March 15, 2018, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)
Michael Lebby Chief Executive Officer, Principal Executive Officer and Director	712,643	(5)	*
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer, Secretary and Director	1,553,400	(6)	1.92%
Thomas E. Zelibor Chair of the Board of Directors	1,401,824	(7)	1.73%
Joseph A. Miller, Jr. Director	506,800	(8)	*
Ronald A. Bucchi Director	827,400	(9)	1.02
Siraj Nour El-Ahmadi Director	480,000	(10)	*
Frederick Leonberger Director	955,000	(11)	1.18
Directors and Officers as a Group (7 Persons):	6,437,067		7.97%

———————

* Less than 1%.

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 15, 2019.

(3)

Based on 80,759,209 shares of common stock outstanding on March 15, 2019. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan and (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 15, 2019, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Consists of 62,643 shares of common stock and an option to purchase up to 650,000 shares of common stock exercisable within 60 days from March 15, 2019.

(6)

Consists of 246,700 shares of common stock, an option to purchase up to 1,300,000 shares of common stock exercisable within 60 days from March 15, 2019, and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 15, 2019.

(7)

Consists of 50,124 shares of common stock, an option to purchase up to 1,345,000 shares of common stock exercisable within 60 days from March 15, 2019 and a warrant to purchase up to 6,700 shares of common stock exercisable within 60 days from March 15, 2019.

 (8)

Consists of 13,400 shares of common stock, options to purchase up to 480,000 shares of common stock exercisable within 60 days from March 15, 2019 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 15, 2019.

(9)

Consists of 174,000 shares of common stock, an option to purchase up to 640,000 shares of common stock exercisable within 60 days from March 15, 2019 and warrants to purchase up to 13,400 shares of common stock exercisable within 60 days from March 15, 2019. Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

(10)

Consists of an option to purchase up to 480,000 shares of common stock exercisable within 60 days from March 15, 2019.

(11)

Consists of an option to purchase up to 230,000 shares of common stock exercisable within 60 days from March 15, 2019 and warrants to purchase up to 725,000 shares of common stock exercisable within 60 days from March 15, 2019.

We are not aware of any arrangements that could result in a change of control.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Dr. Frederick J. Leonberger, through EOvation Advisors LLC, has served as a senior advisor to our Company since December 2011, with emphasis on modulator/technology development. In December 2017, the Company extended five separate warrants it previously issued to Dr. Leonberger, each for a period of five additional years.  Additional information regarding Dr. Leonberger’s warrants is described in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

Although we are currently traded on the OTCQB Market, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.’ Our Board of Directors has affirmatively determined that following directors, Joseph A. Miller, Jr., Ronald A. Bucchi, Siraj Nour El-Ahmadi and William C. Pickett III (who served as a director until August 15, 2018) are (or were) independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The following members of our Board of Directors, Thomas E. Zelibor, Dr. Michael Lebby, James S. Marcelli and Frederick J. Leonberger are not independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2018 and December 31, 2017 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $81,000 for the year ended December 31, 2018 and $56,675 for the year ended December 31, 2017.

Audit-Related Fees.

Fees billed for the years ended December 31, 2018 and December 31, 2017 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017.

Tax Fees.

Fees billed for the years ended December 31, 2018 and December 31, 2017 for tax compliance services rendered by Morison Cogen, LLP were $6,000 for the year ended December 31, 2018 and $6,000 for the year ended December 31, 2017.

All Other Fees.

Fees billed for the years ended December 31, 2018 and December 31, 2017 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2018 and $0 for the year ended December 31, 2017.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2018 and December 31, 2017 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.3	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.4	Employee Agreement – Thomas E. Zelibor	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on March 5, 2014
10.5	Employment Agreement Amendment - Thomas E. Zelibor	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 14, 2014
10.6	Employee Agreement Amendment – Thomas E. Zelibor	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on November 16, 2015
10.7	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.8	Form of Director Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.9	Form of Director Indemnification Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.10	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.11	Operations Committee Charter	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
10.12	Statement of Operations Committee Work - Michael Lebby	Incorporated by reference to the Company's Form 8-K as filed with the SEC on August 27, 2015
10.13	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.14	Consulting Agreement - EOvation Advisors, LLC dated December 26, 2016	Incorporated by reference to the Company’s Form S-1 as filed with the SEC on April 19, 2017

10.15	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.16	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on June 16, 2010
10.17	2007 Employee Stock Plan Amendment	Incorporated by reference to the Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on August 8, 2012
10.18	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.19	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.20	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.21	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.22	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.23	Lease Agreement - Longmont, CO Facility	Incorporated by reference to the Company’s Form 8-K as filed with the SEC on December 12, 2013
10.24	Lease Agreement – Englewood, CO. Facility	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.25	Agreement - Atotech USA, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.26	Purchase Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.27	Registration Rights Agreement, dated as of January 29, 2016, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company's Form 8-K as filed with the SEC on February 1, 2016
10.28	Asset Purchase Agreement dated June 11, 2018, by and among the Company and BrPhotonics, et. al.	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 15, 2018
10.29	Purchase Agreement dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
10.30	Registration Rights Agreement, dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
10.31
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Director	March 18, 2019
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 18, 2019
James S. Marcelli

/s/ Thomas E. Zelibor	Chair of the Board of Directors	March 18, 2019
Thomas E. Zelibor

/s/ Joseph A. Miller	Director	March 18, 2019
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 18, 2019
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 18, 2019
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 18, 2019
Frederick J. Leonberger

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 - F-3

BALANCE SHEETS	F-4

STATEMENTS OF OPERATIONS	F-5

STATEMENT OF STOCKHOLDERS' EQUITY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Blue Bell, Pennsylvania

March 18, 2019

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,174,625	$3,482,327
Prepaid expenses and other current assets	337,631	584,919
	2,512,256	4,067,246

PROPERTY AND EQUIPMENT - NET	1,800,769	1,176,749

OTHER ASSETS
Intangible assets - net	938,239	605,775

TOTAL ASSETS	$5,251,264	$5,849,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$150,741	$54,208
Current portion of equipment purchase	178,482	493,597
Accounts payable and accrued expenses - related parties	13,824	8,770
Accrued expenses	1,155	92,186
	344,202	648,761

LONG TERM EQUIPMENT PURCHASE - NET OF CURRENT PORTION	—	184,294

TOTAL LIABILITIES	344,202	833,055

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
79,176,330 and 74,068,259 issued and outstanding at
December 31, 2018 and December 31, 2017	79,177	74,068
Additional paid-in-capital	62,356,854	56,698,658
Accumulated deficit	(57,528,969)	(51,756,011)

TOTAL STOCKHOLDERS' EQUITY	4,907,062	5,016,715

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,251,264	$5,849,770

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2018 AND 2017

	For the	For the
	Year Ending	Year Ending
	December 31, 2018	December 31, 2017

NET SALES	$—	$—

COST AND EXPENSE
Research and development	3,794,565	3,519,129
General and administrative	1,806,451	2,004,409
	5,601,016	5,523,538

LOSS FROM OPERATIONS	(5,601,016)	(5,523,538)

OTHER INCOME (EXPENSE)
Interest income	250	250
Commitment fee	(172,192)	(226,094)

NET LOSS	$(5,772,958)	$(5,749,382)

Basic and Diluted Loss per Share	$(0.08)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	76,395,750	70,876,576

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2018 AND 2017

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2016	68,077,288	$68,078	$48,998,073	$(46,006,629)	$3,059,522

Common stock issued to institutional investor	5,300,000	5,300	5,716,760	—	5,722,060
Common stock issued for additional commitment shares	185,974	186	225,907	—	226,093
Exercise of warrants	469,000	469	502,031	—	502,500
Common stock issued for services	35,997	35	44,215	—	44,250
Options issued for services	—	—	794,738	—	794,738
Warrants issued for services	—	—	416,934	—	416,934
Net loss for the year ending December 31, 2017	—	—	—	(5,749,382)	(5,749,382)

BALANCE AT DECEMBER 31, 2017	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	4,750,000	4,750	4,858,785	—	4,863,535
Common stock issued for additional commitment shares	158,071	159	172,033	—	172,192
Exercise of options	100,000	100	99,900		100,000
Exercise of warrants	100,000	100	61,400	—	61,500
Options issued for services	—	—	387,688	—	387,688
Warrants issued for services	—	—	78,390	—	78,390
Net loss for the year ending December 31, 2018	—	—	—	(5,772,958)	(5,772,958)

BALANCE AT DECEMBER 31, 2018	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2018 AND 2017

	For the	For the
	Year Ending	Year Ending
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,772,958)	$(5,749,382)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	78,390	416,934
Stock options issued for services	387,688	794,738
Common stock issued for services and fees	172,192	270,343
Depreciation and amortization and noncash patent expenses	465,795	325,946
Loss on disposal of property and equipment	10,084	—
(Increase) decrease in assets
Prepaid expenses and other current assets	247,288	(447,977)
(Decrease) increase in liabilities
Accounts payable	96,533	(10,819)
Accounts payable and accrued expenses-related parties	5,054	3,211
Accrued expenses	(91,031)	34,886

Net cash used in operating activities	(4,400,965)	(4,362,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(397,479)	(81,743)
Purchase of property and equipment	(1,037,384)	(183,789)
Sale of property and equipment	2,500	—

Net cash used in investing activities	(1,432,363)	(265,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	161,500	502,500
Issuance of common stock, institutional investor	4,863,535	5,722,060
Repayment of equipment purchase payable	(499,409)	(71,425)

Net cash provided by financing activities	4,525,626	6,153,135

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,307,702)	1,525,483

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,482,327	1,956,844

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,174,625	$3,482,327

Supplemental Disclosure of Non-cash investing and financing activities:
Equipment acquisition funded by liability	$—	$749,316
Common stock for service, paid in advance	—	36,250

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2018, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the vesting period or the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to nonemployees in accordance with FASB ASC 505-50, "Equity- Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid in capital in stockholders’ equity over the applicable service periods. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed. As of June 30, 2018 the Company changed its accounting policy for non-employee equity based payments by adopting FASB ASU 2018-07, which expands Topic 718 to include transactions for acquiring goods and services, from nonemployees.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. The amendments in this Update relieve businesses and organizations from having to present prior comparative years’ results when they adopt the new standard. It also lets landlords and other lessors avoid breaking out the parts of a rental contract that are not specifically being leased, such as the cost of snow removal services, and account for them separately from the base rent. The amendments in this Update are the same as the effective dates and transition requirements in ASU No. 2016-02, Leases.

The Company is in the process of evaluating the above ASUs and estimating lease liabilities and corresponding right-of-use assets as of January 1, 2019.

Reclassifications

Certain reclassifications have been made to the 2017 financial statement in order to conform to the 2018 financial statement presentation.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. As of March 18, 2019, the Company has a cash position of approximately $2,200,000. Based upon the current cash position and expenditures of approximately $585,000 per month and no debt service, management believes the Company has sufficient funds to finance its operations through June 2019. In January 2016, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $20,000,000 of common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period with the remaining available amount of $7,861,215 as of December 31, 2018. Since December 31, 2018, the Company has raised an additional $1,011,585. In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	December 31, 2017

Insurance	$226,363	$79,403
Prepaid material	46,120	—
Rent	21,896	254,978
Other	37,210	20,992
Stock award	6,042	30,208
Deposits	—	199,338

	$337,631	$584,919

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2018	December 31, 2017

Office equipment	$79,886	$82,453
Lab equipment	2,513,459	1,695,604
Furniture	33,128	32,693
Leasehold improvements	220,389	231,859
	2,846,862	2,042,609
Less: Accumulated depreciation	1,046,093	865,860

	$1,800,769	$1,176,749

Depreciation expense for the years ending December 31, 2018 and 2017 was $400,780 and 182,006. During the year ending December 31, 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the year ending December 31, 2018, the Company retired property and equipment and recorded a loss on the retirement of $12,584. During the year ended December 31, 2017, the Company did not sell or retire property and equipment.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

On June 11, 2018, the Company purchased patents for $315,000.

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Patents	$1,184,882	$787,403
Less: Accumulated amortization	246,643	181,628

	$938,239	$605,775

Amortization expense for the years ending December 31, 2018 and 2017 was $65,015 and $95,341. There were no patent costs written off for the years ended December 31, 2018. Patent costs in the amount of $48,599 previously capitalized for possible filing of two provisional patents were written off to research and development expenses during the year ended December 31, 2017. After review by the Company, it was decided to keep secret some aspects of its chromophore development and protect them as Trade Secrets and Know-How.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year		Interest	December 31,	December 31,
of Maturity	Classification	Rate	2018	2017

	Current	0.00%	$178,482	$493,597
2019	Long term	0.00%	—	184,294
			$178,482	$677,891

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

DECEMBER 31, 2018 AND 2017

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2019	$32,432
2020	195,574
2021	201,501
2022	189,837

TOTAL	$619,344

In June 2018, the lease for the facility located in Longmont Colorado was terminated.

Rent expense amounting to $149,131 and $51,791 is included in research and development and general and administrative expenses for the year ended December 31, 2018. Rent expense approximating $121,228 and $25,348 is included in research and development and general and administrative expenses for the year ended December 31, 2017.

NOTE 8 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2018	2017

Current	$—	$—
Deferred	(1,503,000)	5,063,000
Change in valuation allowance	1,503,000	(5,063,000)

	$—	$—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2018		2017

	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,213,000)	(21)	$(1,955,000)	(34)
State tax benefit, net of federal tax effect	(346,000)	(6)	(345,000)	(6)
Non-deductible share-based compensation	56,000	1	250,000	4
Tax rate change	—	—	7,113,000	124
Change in valuation allowance	1,503,000	26	(5,063,000)	(88)

	$—	—	$—	—

The components of deferred tax assets as of December 31, 2018 and 2017 are as follows:

	2018	2017

Deferred tax asset for NOL carryforwards	$11,892,000	$10,440,000
Share-based compensation	1,873,000	1,822,000
Valuation allowance	(13,765,000)	(12,262,000)

	$—	$—

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from 34% to 21% for tax years beginning in 2018 which resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and valuation allowance as of December 31, 2017 from 34% to the new 21% tax rate.

The valuation allowance for deferred tax assets as of December 31, 2018 and 2017 was $13,765,000 and $12,262,000, respectively. The change in the total valuation for the year ended December 31, 2018 was an increase of $1,503,000 and for the year ended December 31, 2017 was a decrease of $5,063,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2018, the Company had net operating loss carry forwards of approximately $44,044,000, expiring through the year ending December 31, 2038. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8 – INCOME TAXES (CONTINUED)

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2018, the Company had no unrecognized tax benefits and no charge during 2018, and accordingly, the Company did not recognize any interest or penalties during 2018 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2018.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through December 31, 2018, the institutional investor purchased 12,450,000 shares of common stock for proceeds of $12,138,785 and the Company issued 394,526 shares of common stock as additional commitment fee, valued at $432,205, fair value, leaving 255,474 in reserve for additional commitment fees. During the year ending December 31, 2018, the institutional investor purchased 4,750,000 shares of common stock for proceeds of $4,863,535 and the Company issued 158,071 shares of common stock as additional commitment fee, valued at $172,192, fair value. During January, through March 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value, leaving 222,595 in reserve for additional commitment fees. In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2018, options to purchase 4,520,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. As of December 31, 2018, options to purchase 2,235,000 shares of common stock have been issued and are outstanding and 755,000 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2018: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 60% to 90%, risk-free interest rate between 1.89% to 3.06% and expected option life of 5.0 to 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2017: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 39% to 87%, risk-free interest rate between 1.16% to 2.37% and expected option life of .03 to 9.08 years.

As of December 31, 2018, there was $324,497 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 30, 2020.

Share-based compensation was recognized as follows:

	2018	2017

2007 Employee Stock Option Plan	$15,149	$18,322
2016 Equity Incentive Plan	372,539	776,416
Warrants	78,390	416,934

Total share-based compensation	$466,078	$1,211,672

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2018 and 2017:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2016	18,101,367	$0.57 - $1.69	$0.90

Granted	1,770,000	$0.60 - $1.50	$0.97
Expired	(772,500)	$0.68 - $1.69	$0.98
Forfeited	—	—	—
Exercised	(469,000)	$1.00. - $1.25	$1.07

Outstanding, December 31, 2017	18,629,867	$0.57 - $1.69	$0.90

Granted	720,000	$1.07 - $1.27	$1.19
Expired	(100,000)	$0.90 - $.90	$0.90
Forfeited	(85,000)	$0.92 - $1.22	$0.96
Exercised	(200,000)	$0.615 - $1.00	$0.81

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Exercisable, December 31, 2018	18,504,240	$0.57 - $1.69	$0.90

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2018 was $183,350. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.71 for the Company’s common stock on December 31, 2018. The total intrinsic value of options and warrants exercised during the year ended December 31, 2017 was $4,891,501. During the year ending December 31, 2018, 100,000 warrants were exercised for proceeds of $61,500. During the year ending December 31, 2018, 100,000 options were exercised for proceeds of $100,000. No options were exercised during 2017. During 2017, 335,000 warrants were exercised to purchase shares of common stock at a price of $1.00 per share for proceeds of $335,000 and 134,000 warrants were exercised to purchase shares of common stock at a price of $1.25 per share for proceeds of $167,500.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2018	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	18,504,240	3.53 Years	$0.90

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 11 – RELATED PARTY

At December 31, 2018 the Company had a legal and accounting service accrual to related party of $10,999 and travel and office expense accruals of officers in the amount of $2,825. At December 31, 2017 the Company had a legal accrual to related party of $4,725 and travel and office expense accruals of officers in the amount of $4,045.

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

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2018, the Company recognized $31,318 of expense. During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The warrant was re-valued at $91,995, fair value at December 31, 2017. The expense is being recognized based on service terms of the agreement over a twelve month period. For the years ending December 31, 2018 and 2017, the Company recognized $47,072 and $45,997 of expense. During July 2016, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $0.63 per share for professional services to be rendered over a twelve month period commencing July 1, 2016. The warrant was valued at $60,272, fair value, using the Black-Scholes Option Pricing Formula The warrant was re-valued at $65,941, fair value at June 30, 2017. The expense is being recognized based on service terms of the agreement over a twelve month period. For the years ending December 31, 2018 and 2017, the Company recognized $0 and $40,238 of expense.

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

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $24,587 was charged to expense and accrued for the year ending December 31, 2018 to all eligible non-executive participants. . A contribution of $15,873 was charged to expense and accrued for the year ending December 31, 2017 to all eligible non-executive participants

NOTE 13 – SUBSEQUENT EVENTS

During February 2019, the Company issued three warrants each to purchase 25,000 shares of common stock at a purchase price of $0.64 per share for Advisory Board Agreement services to be rendered over a twelve month period commencing February 15, 2019. The warrants were each valued at $8,455, fair value, using the Black-Scholes Option Pricing Formula, vesting over the next twelve months with each vesting 2,087 immediately, 2,083 vesting per month on the first day of the next eleven months commencing March 1, 2019. The warrants expire in five years. The expense is being recognized based on service terms of the agreement over a twelve month period.