Form 10-Q
period 2019-03-31
Lightwave Logic, Inc.
filed 2019-05-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

The number of shares of the registrant’s common stock outstanding as of May 9, 2019 was 82,294,902.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2019

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,285,631	$2,174,625
Prepaid expenses and other current assets	295,424	537,959
	2,581,055	2,712,584

PROPERTY AND EQUIPMENT - NET	1,725,485	1,800,769

OTHER ASSETS
Intangible assets - net	929,639	938,239
Operating Lease - Right of Use - Building	885,094	—
	1,814,733	938,239

TOTAL ASSETS	$6,121,273	$5,451,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$121,625	$150,741
Current portion of equipment purchase	71,435	178,482
Accounts payable and accrued expenses - related parties	29,488	13,824
Deferred lease liability	33,858	51,148
Operating lease liability	63,300	—
Accrued expenses	9,333	1,155
	329,039	395,350

LONG TERM LIABILITIES
Deferred lease liability	158,005	149,180
Operating lease liability	821,794	—
	979,799	149,180

TOTAL LIABILITIES	1,308,838	544,530

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
81,572,469 and 79,176,330 issued and outstanding at
March 31, 2019 and December 31, 2018	81,573	79,177
Additional paid-in-capital	64,278,609	62,356,854
Accumulated deficit	(59,547,747)	(57,528,969)

TOTAL STOCKHOLDERS' EQUITY	4,812,435	4,907,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,121,273	$5,451,592

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2019	March 31, 2018

NET SALES	$—	$—

COST AND EXPENSE
Research and development	1,152,053	901,672
General and administrative	568,430	574,595
	1,720,483	1,476,267

LOSS FROM OPERATIONS	(1,720,483)	(1,476,267)

OTHER INCOME (EXPENSE)
Interest income	62	62
Commitment fee	(298,357)	(37,194)

NET LOSS	$(2,018,778)	$(1,513,399)

Basic and Diluted Loss per Share	$(0.03)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	80,434,957	74,543,897

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2019

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	2,000,000	2,000	1,417,585	—	1,419,585
Common stock issued for commitment shares	396,139	396	297,960	—	298,356
Options issued for services	—	—	187,383	—	187,383
Warrants issued for services	—	—	18,827	—	18,827
Net loss for the three months ending March 31, 2019	—	—	—	(2,018,778)	(2,018,778)

BALANCE AT MARCH 31, 2019	81,572,469	$81,573	$64,278,609	$(59,547,747)	$4,812,435

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	900,000	900	992,800	—	993,700
Common stock issued for additional commitment shares	32,298	33	37,161	—	37,194
Options issued for services	—	—	176,575	—	176,575
Warrants issued for services	—	—	25,337	—	25,337
Net loss for the three months ending March 31, 2018	—	—	—	(1,513,399)	(1,513,399)

BALANCE AT MARCH 31, 2018	75,000,557	$75,001	$57,930,531	$(53,269,410)	$4,736,122

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,018,778)	$(1,513,399)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	18,827	25,337
Stock options issued for services	187,383	176,575
Common stock issued for services and fees	298,356	37,194
Depreciation and amortization of patents	138,832	58,372
(Gain) loss on disposal of property and equipment	—	10,084
Decrease in assets
Prepaid expenses and other current assets	242,535	17,960
(Decrease) increase in liabilities
Accounts payable	(29,116)	115,710
Accounts payable and accrued expenses-related parties	15,664	25,369
Deferred lease liability	(8,465)	—
Accrued expenses	8,178	(1,453)

Net cash used in operating activities	(1,146,584)	(1,048,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(11,810)	(21,527)
Purchase of property and equipment	(43,138)	(514,859)
Sale of property and equipment	—	2,500

Net cash used in investing activities	(54,948)	(533,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	1,419,585	993,700
Repayment of equipment purchased	(107,047)	(83,129)

Net cash provided by financing activities	1,312,538	910,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	111,006	(671,566)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,174,625	3,482,327

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,285,631	$2,810,761

Supplemental Disclosure of Non-cash operational activity:
Operating Lease - Right of Use - Building and Operating lease liability	$885,094	$—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2018 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2019 may not be indicative of operating results expected for the full year.

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s consolidated financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2019 and 2018, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the consolidated balance sheet (see Note 7).

Reclassifications

Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. In January 2019, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $25,000,000 of common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $25,000,000 in common stock over a 36-month period with the remaining available amount of $24,592,000 as of March 31, 2019. Since March 31, 2019, the Company has raised an additional $690,250. As of May 10, 2019, the Company has a cash position of approximately $2,290,000. Based upon the current cash position and expected expenditures over subsequent periods and no debt service, management believes the Company has sufficient funds to finance its operations through August 2019 before the Company will replenish cash reserves pursuant to the Purchase Agreement.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018

Insurance	$44,211	$226,363
Prepaid material	28,255	46,120
Rent	155,557	222,224
Other	67,401	37,210
Stock award	—	6,042

	$295,424	$537,959

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018

Office equipment	$83,272	$79,886
Lab equipment	2,553,211	2,513,459
Furniture	33,128	33,128
Leasehold Improvements	220,389	220,389
	2,890,000	2,846,862
Less: Accumulated depreciation	1,164,515	1,046,093

	$1,725,485	$1,800,769

Depreciation expense for the three months ending March 31, 2019 and 2018 was $118,422 and $46,629. During the three months ending March 31, 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the three months ending March 31, 2018, the Company retired assets and recorded a loss on the retirement of $12,584. During the three months ending March 31, 2019, the Company did not retire or sell any property and equipment.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

On June 11, 2018, the Company purchased patents for $315,000.

Patents consists of the following:

	March 31, 2019	December 31, 2018

Patents	$1,196,692	$1,184,882
Less: Accumulated amortization	267,053	246,643

	$929,639	$938,239

Amortization expense for the three months ending March 31, 2019 and 2018 was $20,410 and $11,743. There were no patent costs written off for the three months ending March 31, 2019 and 2018.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year		Interest	March 31,	December 31,
of Maturity	Classification	Rate	2019	2018

2019	Current	0.00%	$71,435	$178,482

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 7 – LEASES

On October 30, 2017, the Company entered into a new lease to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s new principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. The term shall be extended for an additional twenty-four (24) months, subject to certain conditions, waivable solely by Landlord in its sole and absolute discretion. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,524 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease. The lease contains an option to extend the term to October 31, 2024. On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord. The consideration of $260,000 was received on November 1, 2017.

Due to the adoption of the new lease standard, the Company has capitalized the present value of the minimum lease payments commencing November 1, 2019, including the additional option period using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be nonlease components.

As of January 1, 2019 the operating lease right-of-use asset and operating lease liability amounted to $885,094 with no cumulative-effect adjustment to the opening balance of retained earnings/accumulated deficit. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

There are no other material operating leases.

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2019	$32,432
2020	195,574
2021	201,501
2022	207,563
2023	213,781
2024	182,624
1,033,475
Less discounted interest	(148,381)

TOTAL	$885,094

Rent expense approximating $28,409 and $9,470 is included in research and development and general and administrative expenses for the three months ended March 31, 2019. Rent expense approximating $60,065 and $18,715 is included in research and development and general and administrative expenses for the three months ended March 31, 2018.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2019 and 2018 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2019, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2019. The Company did not recognize any interest or penalties during 2018 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through March 31, 2019, the institutional investor purchased 14,000,000 shares of common stock for proceeds of $13,150,370 and the Company issued 427,405 shares of common stock as additional commitment fee, valued at $456,367, fair value, leaving 222,595 in reserve for additional commitment fees. During the three month period ending March 31, 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value. The 2016 Purchase Agreement expired April, 2019. In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the three month period ending March 31, 2019, the institutional investor purchased 450,000 shares of common stock for proceeds of $408,000 and the Company issued 13,260 shares of common stock as additional commitment fee, valued at $16,069, fair value. During April through May 2019, the institutional investor purchased 700,000 shares of common stock for proceeds of $690,250 and the Company issued 22,433 shares of common stock as additional commitment fee, valued at $22,766, fair value, leaving 776,807 in reserve for additional commitment fees.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2019, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. As of March 31, 2019, options to purchase 2,605,000 shares of common stock have been issued and are outstanding and 395,000 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2019: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 60% to 80.5%, risk-free interest rate between 2.49% to 2.71% and expected option life of 5.0 to 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of March 31, 2019, there was $409,613 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 30, 2020.

Share-based compensation was recognized as follows:

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2019	March 31, 2018

2007 Employee Stock Option Plan	$—	$5,803
2016 Equity Incentive Plan	187,383	170,772
Warrants	18,827	25,337

Total share-based compensation	$206,210	$201,912

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2019:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Granted	445,000	$0.64 - $0.84	$0.81
Forfeited	(147,500)	$0.77 - $0.92	0.89

Outstanding, March 31, 2019	19,262,367	$0.57 - $1.69	$0.91

Exercisable, March 31, 2019	18,537,999	$0.57 - $1.69	$0.90

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2019 was $5,494,991. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.18 for the Company’s common stock on March 31, 2019. No options or warrants were exercised during the three month period ending March 31, 2019.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2019	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	18,537,999	3.42 Years	$0.90

NOTE 11 – RELATED PARTY

At March 31, 2019 the Company had a legal accrual to a related party of $22,700, expense reimbursement to a related party of $476 and travel and office expense accruals of officers in the amount of $6,312. At December 31, 2018 the Company had a legal and accounting service accrual to related party of $10,999 and travel and office expense accruals of officers in the amount of $2,825.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the three months ending March 31, 2019, the Company recognized $15,659 of expense. During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. For the three months ending March 31, 2018, the Company recognized $25,337 of expense.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2019 and 2018, a contribution of $9,543 and $5,607 was charged to expense for all eligible non-executive participants.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019.

Overview

Lightwave Logic, Inc. is a development stage company whose P2ICTM technology addresses advanced telecommunication, data communications, and data center markets utilizing its advanced organic electro-optic polymer systems. The Company currently has development activities in both polymer materials as well as device design.

Materials Development

Our Company designs and synthesizes organic chromophores for use in its own proprietary electro-optic polymer systems and photonic device designs. A polymer system is not solely a material, but also encompasses various technical enhancements necessary for its implementation. These include host polymers, poling methodologies, and molecular spacer systems that are customized to achieve specific optical properties. Our organic electro-optic polymer systems compounds are mixed into solution form that allows for thin film application. Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability and cost-efficiency. We believe they have the potential to replace more expensive, higher power consuming, slower-performance materials and devices used in fiber-optic communication networks.

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

Device Design and Development

Electro-optic Modulators

Our Company designs its own proprietary electro-optical modulation devices. Electro-optical modulators convert data from electric signals into optical signals that can then be transmitted over high-speed fiber-optic cables. Our modulators are electro-optic, meaning they work because the optical properties of the polymers are affected by electric fields applied by means of electrodes. Modulators are key components that are used in fiber optic telecommunications, data communications, and data centers networks etc., to convey the high data flows that have been driven by applications such as pictures, video streaming, movies etc., that are being transmitted through the Internet. Electro-optical modulators are expected to continue to be an essential element as the appetite and hunger for data increases every year.

Polymer Photonic Integrated Circuits (P2ICTM)

Our Company also designs its own proprietary polymer photonic integrated circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a 4 channel polymer PIC. In this case, the number of photonic components would increase by a factor of 4. Another type is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

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

During February and March 2018, we moved our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The Englewood facility streamlines all of our Company’s research and development workflow for greater operational efficiencies.

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

Results of Operations

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2019 and March 31, 2018.  Our Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $1,720,483 and $1,476,267 for the three months ended March 31, 2019 and 2018, respectively, for an increase of $244,216. This increase in operating expenses was due primarily due to increases in salaries and wages, laboratory and wafer fabrication materials and supplies, depreciation, product development consulting expenses, device prototypes and testing expenses, legal fees and general and administrative non-cash stock option and warrant amortization offset by decreases in office expenses, rent and utility expenses, moving expenses, research and development non-cash stock option amortization and other tax expenses.

Included in our operating expenses for the three months ended March 31, 2019 was $1,152,053 for research and development expenses compared to $901,672 for the three months ended March 31, 2018, for an increase of $250,381.  This is primarily due to increases in research and development salaries and wages, laboratory and wafer fabrication materials and supplies, depreciation, product development consulting expenses and device prototypes and testing expenses offset by decreases in rent and utility expenses and non-cash stock option amortization.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, internal material and device fabrication testing and prototype electro-optic device design, development and prototype device processing; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices, PIC development and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging a senior technical advisor; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Wages and salaries increased $85,272 from $422,443 for the three months ended March 31, 2018 to $507,715 for the three months ended March 31, 2019.  The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Laboratory and wafer fabrication materials and supplies increased $73,509 from $60,979 for the three months ended March 31, 2018 to $134,488 for the three months ended March 31, 2019.  The primary reason for the increase was fabrication of prototype wafers and devices, and electro-optic polymer material systems.

Depreciation expense increased $70,414 from $44,971 for the three months ended March 31, 2018 to $115,385 for the three months ended March 31, 2019.  The primary reason for the increase was due to the addition of capital equipment for wafer fabrication.

Product development consulting expenses increased $57,371 from $91,664 for the three months ended March 31, 2018 to $149,035 for the three months ended March 31, 2019.  The primary reason for the increase was due to engaging outside consultants to speed up device development and packaging.

Device prototypes and testing expenses increased $27,175 from $7,325 for the three months ended March 31, 2018 to $34,500 for the three months ended March 31, 2019.  The primary reason for the increase was wafer fabrication, packaging and testing.

Rent and utilities decreased $39,900 from $84,153 for the three months ended March 31, 2018 to $44,253 for the three months ended March 31, 2019 due to facility consolidation into a single location.

Research and development non-cash stock option amortization decreased $15,957 from $106,451 for the three months ended March 31, 2018 to $90,494 for the three months ended March 31, 2019.  The reason for the variation was due to stock options and warrants vesting schedules.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $6,165 to $568,430 for the three months ended March 31, 2019 compared to $574,595 for the three months ended March 31, 2018. The decrease is primarily due to decreases in office expenses, moving expenses, rent and utility expenses and other tax expenses offset by increases in general and administrative salary and wages, legal fees and general and administrative non-cash stock option and warrant amortization.

Office expenses decreased $43,117 to $17,438 for the three months ending March 31, 2019 from $60,555 for the three months ended March 31, 2018.  The reason for the variation was due to facility consolidation into a single location during the first quarter of 2018.

Moving expenses decreased $20,606 to $0 for the three months ending March 31, 2019 from $20,606 for the three months ending March 31, 2018. The reason for the variation was due to facility consolidation into a single location during the first quarter of 2018.

Rent and utilities decreased $14,464 to $18,189 for the three months ending March 31, 2019 from $32,653 for the three months ended March 31, 2018.  The reason for the variation was due to facility consolidation into a single location.

Other tax expenses decreased $12,768 to $57 for the three months ending March 31, 2019 from $12,825 for the three months ending March 31, 2018. The reason for the variation was due to the timing of payments of personal property tax.

General and Administrative wages and salaries increased $26,534 from $117,266 for the three months ended March 31, 2018 to $143,800 for the three months ended March 31, 2019.  The primary reason for the increase was due to non-executive officer salary increase.

Legal fees increased $21,140 to $77,355 for the three months ended March 31, 2019 compared to $56,215 for the three months ended March 31, 2018.  The reason for the variation was due to legal services for the working capital funding agreement.

General and administrative non-cash stock option and warrant amortization increased $20,255 to $115,716 for the three months ending March 31, 2019 from $95,461 for the three months ended March 31, 2018.  The reason for the variation was due to stock options and warrants vesting schedules.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses increased $261,163 to $298,295 for the three months ending March 31, 2019 from $37,132 for the three months ending March 31, 2018, relating to the commitment fee associated with the purchase agreement.

Net Loss

Net loss was $2,018,778 and $1,513,399 for the three months ended March 31, 2019 and 2018, respectively, for an increase of $505,379, due primarily to increases in commitment fee associated with the purchase agreement, salaries and wages, laboratory and wafer fabrication materials and supplies, depreciation, product development consulting expenses, device prototypes and testing expenses, legal fees and general and administrative non-cash stock option and warrant amortization offset by decreases in office expenses, rent and utility expenses, moving expenses,  research and development non-cash stock option amortization and other tax expenses.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of these significant accounting policies.

Recently Adopted Accounting Pronouncements. For information on recent accounting pronouncements, see Recently Adopted Accounting Pronouncements in Note 1 in our unaudited financial statements for the three months ended March 31, 2019 as set forth herein.

Reclassifications. Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

Liquidity and Capital Resources

During the three months ended March 31, 2019, net cash used in operating activities was $1,146,584 and net cash used in investing activities was $54,948, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2019 was $1,312,538.  At March 31, 2019, our cash and cash equivalents totaled $2,285,631, our assets totaled $6,121,273, our liabilities totaled $1,308,838, and we had stockholders’ equity of $4,812,435.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $535,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through August 2019 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

On January 21, 2019, our Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to $25,000,000 of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

Analysis of Cash Flows

For the three months ended March 31, 2019

Net cash used in operating activities was $1,146,584 for the three months ended March 31, 2019, primarily attributable to the net loss of $2,018,778 adjusted by $18,827 in warrants issued for services, $187,383 in options issued for services, $298,356 in common stock issued for services, $138,832 in depreciation expenses and patent amortization expenses, $242,535 in prepaid expenses and ($13,739) in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $54,948 for the three months ended March 31, 2019, consisting of $11,810 in cost for intangibles and $43,138 in asset additions primarily for the new Colorado headquarter facility.

Net cash provided by financing activities was $1,312,538 for the three months ended March 31, 2019 and consisted of $1,419,585 in proceeds from resale of common stock to an institutional investor offset by $107,047 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2019

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 10, 2019