Form 10-Q
period 2019-06-30
Lightwave Logic, Inc.
filed 2019-08-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2019 was 84,088,840.

i

Forward-Looking Statements

This report on Form 10-Q contains, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “continuing,” “ongoing,” “strategy,” “future,” “likely,” “may,” “should,” “could,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding expected operating results, such as anticipated revenue; anticipated levels of capital expenditures for our current fiscal year; our belief that we have, or will have, sufficient liquidity to fund our business operations during the next 12 months; strategy for gaining customers, growth, product development, market position, financial results and reserves.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,203,015	$2,174,625
Prepaid expenses and other current assets	380,865	537,959
	2,583,880	2,712,584

PROPERTY AND EQUIPMENT - NET	2,414,340	1,800,769

OTHER ASSETS
Intangible assets - net	931,701	938,239
Operating Lease - Right of Use - Building	885,094	—
	1,816,795	938,239

TOTAL ASSETS	$6,815,015	$5,451,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$115,830	$150,741
Current portion of equipment purchase	516,054	178,482
Accounts payable and accrued expenses - related parties	52,403	13,824
Deferred lease liability	33,858	51,148
Operating lease liability	102,109	—
Accrued expenses	23,336	1,155
	843,590	395,350

LONG TERM LIABILITIES
Deferred lease liability	149,541	149,180
Operating lease liability	782,985	—
Long term portion of equipment purchase	215,022	—
	1,147,548	149,180

TOTAL LIABILITIES	1,991,138	544,530
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
83,192,958 and 79,176,330 issued and outstanding at
June 30, 2019 and December 31, 2018	83,193	79,177
Additional paid-in-capital	65,904,260	62,356,854
Accumulated deficit	(61,163,576)	(57,528,969)

TOTAL STOCKHOLDERS' EQUITY	4,823,877	4,907,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,815,015	$5,451,592

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	1,069,460	944,353	2,221,514	1,846,025
General and administrative	504,227	509,872	1,072,657	1,084,467
	1,573,687	1,454,225	3,294,171	2,930,492

LOSS FROM OPERATIONS	(1,573,687)	(1,454,225)	(3,294,171)	(2,930,492)

OTHER INCOME (EXPENSE)
Interest income	62	62	124	124
Commitment fee	(42,204)	(43,909)	(340,560)	(81,103)

NET LOSS	$(1,615,829)	$(1,498,072)	$(3,634,607)	$(3,011,471)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	82,371,994	75,528,629	81,427,713	75,038,984

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2019

SIX-MONTH PERIOD ENDED JUNE 30, 2019

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	3,575,000	3,575	2,815,635	—	2,819,210
Common stock issued for commitment shares	441,628	441	340,119	—	340,560
Options issued for services	—	—	350,823	—	350,823
Warrants issued for services	—	—	40,829	—	40,829
Net loss for the six months ending June 30, 2019	—	—	—	(3,634,607)	(3,634,607)

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

SIX-MONTH PERIOD ENDED JUNE 30, 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	1,900,000	1,900	2,134,800	—	2,136,700
Common stock issued for commitment shares	69,447	70	81,033	—	81,103
Exercise of warrants	100,000	100	61,400	—	61,500
Options issued for services	—	—	243,136	—	243,136
Warrants issued for services	—	—	47,072	—	47,072
Net loss for the six months ending June 30, 2018	—	—	—	(3,011,471)	(3,011,471)

BALANCE AT JUNE 30, 2018 (UNAUDITED)	76,137,706	$76,138	$59,266,099	$(54,767,482)	$4,574,755

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

JUNE 30, 2019

THREE-MONTH PERIOD ENDED JUNE 30, 2019

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT MARCH 31, 2019	81,572,469	$81,573	$64,278,609	$(59,547,747)	$4,812,435

Common stock issued to institutional investor	1,575,000	1,575	1,398,050	—	1,399,625
Common stock issued for commitment shares	45,489	45	42,159	—	42,204
Options issued for services	—	—	163,440	—	163,440
Warrants issued for services	—	—	22,002	—	22,002
Net loss for the three months ending June 30, 2019	—	—	—	(1,615,829)	(1,615,829)

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

THREE-MONTH PERIOD ENDED JUNE 30, 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT MARCH 31, 2018	75,000,557	$75,001	$57,930,531	$(53,269,410)	$4,736,122

Common stock issued to institutional investor	1,000,000	1,000	1,142,000	—	1,143,000
Common stock issued for commitment shares	37,149	37	43,872	—	43,909
Exercise of warrants	100,000	100	61,400	—	61,500
Options issued for services	—	—	66,561	—	66,561
Warrants issued for services	—	—	21,735	—	21,735
Net loss for the three months ending June 30, 2018	—	—	—	(1,498,072)	(1,498,072)

BALANCE AT JUNE 30, 2018 (UNAUDITED)	76,137,706	$76,138	$59,266,099	$(54,767,482)	$4,574,755

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,634,607)	$(3,011,471)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	40,829	47,072
Stock options issued for services	350,823	243,136
Common stock issued for services and fees	340,560	81,103
Depreciation and amortization of patents	298,892	181,580
Loss on disposal of property and equipment	—	10,084
Decrease in assets
Prepaid expenses and other current assets	157,094	191,615
(Decrease) increase in liabilities
Accounts payable	(34,911)	(46,443)
Accounts payable and accrued expenses- related parties	38,579	47,046
Deferred lease liability	(16,929)	—
Accrued expenses	22,181	11,014

Net cash used in operating activities	(2,437,489)	(2,245,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(34,036)	(365,805)
Purchase of property and equipment	(97,808)	(884,697)
Sale of property and equipment	—	2,500

Net cash used in investing activities	(131,844)	(1,248,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	—	61,500
Issuance of common stock, institutional investor	2,819,210	2,136,700
Repayment of equipment purchase payable	(221,487)	(184,294)

Net cash provided by financing activities	2,597,723	2,013,906

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,390	(1,479,360)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,174,625	3,482,327

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,203,015	$2,002,967

Supplemental Disclosure of Non-cash operational activity:
Operating Lease - Right of Use - Building and
Operating lease liability	$885,094	$—
Equipment acquisition funded by liability	774,081	—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2018 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. The interim operating results for the three and six months ending June 30, 2019 may not be indicative of operating results expected for the full year.

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

JUNE 30, 2019 AND 2018

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet (see Note 7).

Reclassifications

Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. In January 2019, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $25,000,000 of common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $25,000,000 in common stock over a 36-month period with the remaining available amount of $23,192,375 as of June 30, 2019. Since June 30, 2019, the Company has sold an additional $643,750 of common stock pursuant to the Purchase Agreement. As of August 9, 2019, the Company has a cash position of approximately $2,290,000. Based upon the current cash position and expected expenditures over subsequent periods and no debt service, management believes the Company has sufficient funds to finance its operations through November 2019 before the Company may need to replenish cash reserves pursuant to the Purchase Agreement.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018

Insurance	$164,920	$226,363
Prepaid material	4,843	46,120
Rent	88,890	222,224
Other	88,046	37,210
Prototype Devices	34,166	—
Stock award	—	6,042

	$380,865	$537,959

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2019	December 31, 2018

Office equipment	$83,271	$79,886
Lab equipment	3,380,112	2,513,459
Furniture	33,128	33,128
Leasehold Improvements	222,240	220,389
	3,718,751	2,846,862
Less: Accumulated depreciation	1,304,411	1,046,093

	$2,414,340	$1,800,769

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 4 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the six months ending June 30, 2019 and 2018 was $258,318 and $156,683. Depreciation expense for the three months ending June 30, 2019 and 2018 was $139,897 and $110,053. During the three and six months ending June 30, 2019, the Company did not retire property and equipment. During the six months ending June 30, 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the six months ending June 30, 2018, the Company retired property and equipment and recorded a loss on the retirement of $12,584. During the three months ending June 30, 2018, the Company did not sell or retire property and equipment.

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

On June 11, 2018, the Company purchased patents for $315,000.

Patents consist of the following:

	June 30, 2019	December 31, 2018

Patents	$1,218,919	$1,184,882
Less: Accumulated amortization	287,218	246,643

	$931,701	$938,239

Amortization expense for the six months ending June 30, 2019 and 2018 was $40,574 and $24,897. Amortization expense for the three months ending June 30, 2019 and 2018 was $20,164 and $13,153. There were no patent costs written off for the three and six months ending June 30, 2019 and 2018.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year		Interest	June 30,	December 31,
of Maturity	Classification	Rate	2019	2018

2019	Current	0.00%	$516,054	$178,482
2020	Long term	0.00%	215,022	—
			$731,076	$178,482

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

Rent expense amounting to $56,818 and $18,939 is included in research and development and general and administrative expenses for the six months ended June 30, 2019. Rent expense amounting to $96,527 and $34,256 is included in research and development and general and administrative expenses for the six months ended June 30, 2018. Rent expense amounting to $28,409 and $9,470 is included in research and development and general and administrative expenses for the three months ended June 30, 2019. Rent expense amounting to $36,462 and $15,541 is included in research and development and general and administrative expenses for the three months ended June 30, 2018.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2019 and 2018 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2019, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2019. The Company did not recognize any interest or penalties during 2018 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities. However, there are currently no audits for any tax periods in progress.

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

Common Stock Options and Warrants

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through June 30, 2019, the institutional investor purchased 14,000,000 shares of common stock for proceeds of $13,150,370 and the Company issued 427,405 shares of common stock as additional commitment fee, valued at $456,367, fair value, leaving 222,595 in reserve for additional commitment fees. During the six month period ending June 30, 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value. During the three month period ending June 30, 2019, the institutional investor did not purchase shares of common stock. The 2016 Purchase Agreement expired April, 2019. In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the six month period ending June 30, 2019, the institutional investor purchased 2,025,000 shares of common stock for proceeds of $1,807,625 and the Company issued 58,749 shares of common stock as additional commitment fee, valued at $58,273, fair value. During the three month period ending June 30, 2019, the institutional investor purchased 1,575,000 shares of common stock for proceeds of $1,399,625 and the Company issued 45,489 shares of common stock as additional commitment fee, valued at $42,204, fair value. During July and August 2019, the institutional investor purchased 875,000 shares of common stock for proceeds of $643,750 and the Company issued 20,922 shares of common stock as additional commitment fee, valued at $16,819, fair value, leaving 732,829 in reserve for additional commitment fees.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2019, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of June 30, 2019, options to purchase 2,888,750 shares of common stock have been issued and are outstanding and 5,111,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2019: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 60% to 80.5%, risk-free interest rate between 2.15% to 2.71% and expected option life of 5.0 to 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of June 30, 2019, there was $456,892 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 10, 2021.

Share-based compensation was recognized as follows:

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2019	June 30, 2018

2007 Employee Stock Option Plan	$—	$11,532
2016 Equity Incentive Plan	350,823	231,604
Warrants	40,829	47,072

Total share-based compensation	$391,652	$290,208

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2019:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Granted	732,500	$0.64 - $1.05	$0.89
Forfeited	(151,250)	$0.77 - $1.50	0.91

Outstanding, June 30, 2019	19,546,117	$0.57 - $1.69	$0.91

Exercisable, June 30, 2019	18,806,124	$0.57 - $1.69	$0.90

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2019 was $379,938. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.75 for the Company’s common stock on June 30, 2019. No options or warrants were exercised during the six and three month period ending June 30, 2019. During the six and three month period ending June 30, 2018, 100,000 warrants were exercised for proceeds of $61,500.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2019	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	18,806,124	3.27 Years	$0.90

NOTE 11 – RELATED PARTY

At June 30, 2019 the Company had a legal accrual to related party of $30,630, expense reimbursement to a related party of $13,700 and travel and office expense accruals of officers in the amount of $8,073. At December 31, 2018 the Company had a legal and accounting service accrual to related party of $10,999 and travel and office expense accruals of officers in the amount of $2,825.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the six and three months ending June 30, 2019, the Company recognized $31,319 and $15,660 of expense.

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the six and three months ending June 30, 2018, the Company recognized $47,072 and $21,735 of expense.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the six months ending June 30, 2019 and 2018, a contribution of $21,157 and $9,763 was charged to expense for all eligible non-executive participants. For the three months ending June 30, 2019 and 2018, a contribution of $11,614 and $4,156 was charged to expense for all eligible non-executive participants.

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

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2ICTM technology platform which uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

Our differentiation at the device level is in higher speed, lower power consumption, simplicity of manufacturing and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2019, we developed new materials that promise to further lower power consumption. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications for our polymer technology platform.

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

For our device goals, we are developing polymer materials that perform even faster at a serial single channel 100Gbps using a NRZ modulation format. We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only has to achieve 80GHz bandwidth. We were pleased with the polymer modulator performance, and we are now optimizing the device parameters for very low voltage operation. We have been invited to present at ECOC 2019 in September, both at the ECOC Market Focus technical session entitled, “Photonics integration and digital silicon photonics,” as well as at the ECOC “Workshop on Hybrid PICs.”

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

In February 2019 we announced a major breakthrough in our development of clean technology polymer materials that target the insatiable demand for fast and efficient data communications in the multi-billion-dollar telecom and data markets supporting Internet, 5G and IoT (Internet of Things) webscale services. The improved thermally stable polymer has more than double the electro-optic response of our previous materials, enabling optical device performance of well over 100 GHz with extremely low power requirements. This addition to the family of PerkinamineTM polymers will hold back run-away consumption of resources and energy needed to support ever-growing data consumption demands. We continue to conduct testing of the material and assessment of associated manufacturing processes and device structures prior to release to full development.

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

Also, in March 2019, our Company received the “Best Achievement in PIC Platform” award for our 100 GHz polymer platform from the PIC International Conference. The award recognizes innovative advances in the development and application of key materials systems driving today's photonic integrated circuits (PICs) and providing a steppingstone to future devices.

During the second quarter of 2019, our Company promoted its polymers at CoInnovate in May and the World Technology Mapping Forum in June. CoInnovate is a meeting of semiconductor industry experts. The World Technology Mapping Forum is a group authoring a photonics roadmap out to 2030.

As we move forward to diligently to meet our goals, we continue to work closely with our packaging partner for the 50Gbaud and 100 Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. We are actively engaged with test equipment manufacturers of the most advanced test equipment to test our state-of-the-art polymer devices. We continue to engage with multiple industry bodies to promote our roadmap. We continue to fine tune our business model with target markets, customers, and technical specifications. Discussions with prospective customers are validating that our modulators are ideally suited for the datacenter and telecommunications markets that are over 10km in length. Details of what these prospective customers are seeking from a prototype are delivered to our technical team.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2019 and June 30, 2018. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $1,573,687 and $1,454,225 for the three months ended June 30, 2019 and 2018, respectively, for an increase of $119,462. This is primarily due to increases in salaries and wages, non-cash stock option and warrant amortization, depreciation, laboratory and wafer fabrication materials and supplies, director fees, office expenses and accounting fees offset by decreases in legal fees, moving expenses, device prototypes and testing expenses, rent and utility expenses and recruiting fees.

Included in our operating expenses for the three months ended June 30, 2019 was $1,069,460 for research and development expenses compared to $944,353 for the three months ended June 30, 2018, for an increase of $125,107.  This is primarily due to increases in research and development salaries and wages, non-cash stock option and warrant amortization, depreciation and laboratory and wafer fabrication materials and supplies offset by decreases in device prototypes and testing expenses, moving expenses and rent and utility expenses.

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

Wages and salaries, including benefits increased $99,133 from $416,356 for the three months ended June 30, 2018 to $515,489 for the three months ended June 30, 2019. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Research and development non-cash stock option and warrant amortization increased $43,799 from $45,613 for the three months ended June 30, 2018 to $89,412 for the three months ended June 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Depreciation expense increased $29,542 from $107,583 for the three months ended June 30, 2018 to $137,125 for the three months ended June 30, 2019. The primary reason for the increase was due to the addition of capital equipment for wafer fabrication.

Laboratory and wafer fabrication materials and supplies increased $24,048 from $97,612 for the three months ended June 30, 2018 to $121,660 for the three months ended June 30, 2019. The primary reason for the increase was fabrication of prototype wafers, devices and electro-optic polymer material systems.

Device prototypes and testing expenses decreased $36,932 from $30,739 for the three months ended June 30, 2018 to ($6,193) for the three months ended June 30, 2019. The decrease was primarily due to conducting testing activities in-house.

Moving expenses decreased by $37,370 from $37,370 for the three months ended June 30, 2018 to $0 for the three months ended June 30, 2019. The primary reason for the decrease was the relocation of employees to the new facility during 2018.

Rent and utilities decreased $12,699 from $56,414 for the three months ended June 30, 2018 to $43,715 for the three months ended June 30, 2019 due to facility consolidation into a single location during 2018.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $5,645 to $504,227 for the three months ended June 30, 2019 compared to $509,872 for the three months ended June 30, 2018. The decrease is primarily due to decreases in legal fees, rent and utilities and recruiting fees offset by increases in general and administrative non-cash stock option and warrant amortization, general and administrative salary and wages, director fees, office expenses and accounting fees.

Legal fees decreased $90,654 from $117,016 for the three months ended June 30, 2018 to $26,362 for the three months ending June 30, 2019. The reason for the variation was due to a reduction in legal expenditures.

Rent and utilities decreased $9,315 from $24,878 for the three months ended June 30, 2018 to $15,563 for the three months ending June 30, 2019. The reason for the variation was due to facility consolidation into a single location.

Recruiting fees decreased $7,312 from $11,000 for the three months ended June 30, 2018 to $3,688 for the three months ended June 30, 2019. The primary reason for the variance was due to a reduction in recruiting firm expenditures.

General and administrative non-cash stock option and warrant amortization increased $53,347 from $42,683 for the three months ended June 30, 2018 to $96,030 for the three months ending June 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

General and administrative wages and salaries increased $17,165 from $121,535 for the three months ended June 30, 2018 to $138,700 for the three months ended June 30, 2019. The primary reason for the increase was due to non-executive officer salary increase.

Director fees increased $13,500 from $0 for the three months ended June 30, 2018 to $13,500 for the three months ended June 30, 2019. The primary reason for the increase was due to implementation of director board meeting fees.

Office expenses increased $10,838 from $15,489 for the three months ended June 30, 2018 to $26,327 for the three months ending June 30, 2019. The reason for the variation was due to temporary agency employment fees.

Accounting fees increased $10,250 from $28,750 for the three months ended June 30, 2018 to $39,000 for the three months ending June 30, 2019. The primary reason for the increase was due to the additional work being an accelerated filer and general accounting expense.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Net Loss

Net loss was $1,615,829 and $1,498,072 for the three months ended June 30, 2019 and 2018, respectively, for an increase of $117,757, due primarily to increases in salaries and wages, non-cash stock option and warrant amortization, depreciation, laboratory and wafer fabrication materials and supplies, director fees, office expenses and accounting fees offset by decreases in legal fees, moving expenses, device prototypes and testing expenses, rent and utility expenses and recruiting fees.

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2019 and June 30, 2018. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $3,294,171 and $2,930,492 for the six months ended June 30, 2019 and 2018, respectively, for an increase of $363,679. This is primarily due to increases in salaries and wages, non-cash stock option and warrant amortization, depreciation, laboratory and wafer fabrication materials and supplies, product development consulting expenses, director fees, patent amortization and accounting fees offset by decreases in rent and utility expenses, legal fees, moving expenses, office expenses, other tax expenses and recruiting fees.

Included in our operating expenses for the six months ended June 30, 2019 was $2,221,514 for research and development expenses compared to $1,846,025 for the six months ended June 30, 2018, for an increase of $375,489. This is primarily due to increases in research and development salaries and wages, depreciation, laboratory and wafer fabrication materials and supplies, product development consulting expenses, non-cash stock option and warrant amortization and patent amortization offset by decreases in rent and utility expenses and moving expenses.

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

Wages and salaries increased $184,407 from $838,798 for the six months ended June 30, 2018 to $1,023,205 for the six months ended June 30, 2019. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Depreciation expense increased $99,955 from $152,555 for the six months ended June 30, 2018 to $252,510 for the six months ended June 30, 2019. The primary reason for the increase was due to the addition of capital equipment for wafer fabrication.

Laboratory and wafer fabrication materials and supplies increased $97,556 from $158,590 for the six months ended June 30, 2018 to $256,146 for the six months ended June 30, 2019. The primary reason for the increase was fabrication of prototype wafers, devices and electro-optic polymer material systems.

Product development consulting expenses increased $61,657 from $184,041 for the six months ended June 30, 2018 to $245,698 for the six months ended June 30, 2019. The primary reason for the increase was due to engaging outside consultants for device development and packaging.

Research and development non-cash stock option and warrant amortization increased $27,842 from $152,064 for the six months ended June 30, 2018 to $179,906 for the six months ended June 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Patent amortization increased by $15,677 from $24,897 for the six months ended June 30, 2018 to $40,574 $179,906 for the six months ended June 30, 2019. The primary reason for the increase was the BrPhotonics patents purchased in June 2018.

Rent and utilities decreased $52,599 from $140,567 for the six months ended June 30, 2018 to $87,968 for the six months ended June 30, 2019 due to facility consolidation into a single location during 2018.

Moving expenses decreased $44,100 from $44,100 for the six months ending June 30, 2018 to $0 for the six months ending June 30, 2019. The reason for the variation was due to moving to a new facility during 2018.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $11,810 to $1,072,657 for the six months ended June 30, 2019 compared to $1,084,467 for the six months ended June 30, 2018. The decrease is primarily due to decreases in legal fees, office expenses, rent and utility expenses, moving expenses, other tax expenses and recruiting fees offset by increases in general and administrative non-cash stock option and warrant amortization, general and administrative salary and wages, director fees and accounting fees.

Legal fees decreased $69,515 from $173,231 for the six months ended June 30, 2018 to $103,716 for the six months ended June 30, 2019. The reason for the variation was due to a reduction in legal expenditures.

Office expenses decreased $32,273 from $76,041 for the six months ended June 30, 2018 to $43,768 for the six months ended June 30, 2019. The reason for the variation was due to facility consolidation into a single location during the first quarter of 2018.

Rent and utilities decreased $23,779 from $57,531 for the six months ended June 30, 2018 to $33,752 for the six months ended June 30, 2019. The reason for the variation was due to facility consolidation into a single location.

Moving expenses decreased $20,606 from $20,606 for the six months ended June 30, 2018 to $0 for the six months ended June 30, 2019. The reason for the variation was due to moving to a new facility during the first quarter of 2018.

Other tax expenses decreased $15,512 from $22,861 for the six months ended June 30, 2018 to $7,349 for the six months ended June 30, 2019. The reason for the variation was due to the timing of payments of personal property tax.

Recruiting fees decreased $12,312 from $16,000 for the six months ended June 30, 2018 to $3,688 for the six months ended June 30, 2019. The primary reason for the variance was due to a reduction in recruiting firm expenditures.

General and administrative non-cash stock option and warrant amortization increased $73,602 from $138,144 for the six months ended June 30, 2018 to $211,746 for the six months ended June 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

General and administrative wages and salaries increased $43,697 from $238,800 for the six months ended June 30, 2018 to $282,497 for the six months ended June 30, 2019. The primary reason for the increase was due to non-executive officer salary increase.

Director fees increased $21,500 from $0 for the six months ended June 30, 2018 to $21,500 for the six months ended June 30, 2019. The primary reason for the increase was due to implementation of director board meeting fees.

Accounting fees increased $10,250 from $67,750 for the six months ended June 30, 2018 to $78,000 for the six months ended June 30, 2019. The primary reason for the increase was due to the additional work being an accelerated filer and general accounting expense.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses increased $259,457 from $80,979 for the six months ended June 30, 2018 to $340,436 for the six months ended June 30, 2019, relating to the commitment fee associated with the purchase agreement.

Net loss was $3,634,607 and $3,011,471 for the six months ended June 30, 2019 and 2018, respectively, for an increase of $623,136, due primarily to increases in commitment fee associated with the purchase agreement, salaries and wages, non-cash stock option and warrant amortization, depreciation, laboratory and wafer fabrication materials and supplies, product development consulting expenses, director fees, patent amortization and accounting fees offset by decreases in rent and utility expenses, legal fees, moving expenses, office expenses, other tax expenses and recruiting fees.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of these significant accounting policies.

Recently Adopted Accounting Pronouncements. For information on recent accounting pronouncements, see Recently Adopted Accounting Pronouncements in Note 1 in our unaudited financial statements for the six months ended June 30, 2019 as set forth herein.

Reclassifications. Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

Liquidity and Capital Resources

For the six months ended June 30, 2019

During the six months ended June 30, 2019, net cash used in operating activities was $2,437,489 and net cash used in investing activities was $131,844, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the six months ended June 30, 2019 was $2,597,723. At June 30, 2019, our cash and cash equivalents totaled $2,203,015, our assets totaled $6,815,015, our liabilities totaled $1,991,138, and we had stockholders’ equity of $4,823,877.

For the six months ended June 30, 2018

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $570,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through November 2019 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the six months ended June 30, 2019

Net cash used in operating activities was $2,437,489 for the six months ended June 30, 2019, primarily attributable to the net loss of $3,634,607 adjusted by $40,829 in warrants issued for services, $350,823 in options issued for services, $340,560 in common stock issued for services, $298,892 in depreciation expenses and patent amortization expenses, $157,094 in prepaid expenses and $8,920 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $131,844 for the six months ended June 30, 2019, consisting of $34,036 in cost for intangibles and $97,808 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $2,597,723 for the six months ended June 30, 2019 and consisted of $2,819,210 in proceeds from resale of common stock to an institutional investor offset by $221,487 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6

Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.2	Employee Agreement - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.3	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.4	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.5	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.6	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.7	Amendment No. 1 to 2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2019