Form 10-Q
period 2019-09-30
Lightwave Logic, Inc.
filed 2019-11-12
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2019 was 86,133,258.

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

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,167,777	$2,174,625
Prepaid expenses and other current assets	268,329	537,959
	2,436,106	2,712,584

PROPERTY AND EQUIPMENT - NET	2,351,946	1,800,769

OTHER ASSETS
Intangible assets - net	929,481	938,239
Operating Lease - Right of Use - Building	885,094	—
	1,814,575	938,239

TOTAL ASSETS	$6,602,627	$5,451,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$111,690	$150,741
Current portion of equipment purchase	516,054	178,482
Accounts payable and accrued expenses - related parties	38,025	13,824
Deferred lease liability	33,858	51,148
Operating lease liability	141,552	—
Accrued expenses	30,509	1,155
	871,688	395,350

LONG TERM LIABILITIES
Deferred lease liability	141,076	149,180
Operating lease liability	743,542	—
Long term portion of equipment purchase	86,009	—
	970,627	149,180

TOTAL LIABILITIES	1,842,315	544,530
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
85,111,715 and 79,176,330 issued and outstanding at
September 30, 2019 and December 31, 2018	85,112	79,177
Additional paid-in-capital	67,447,988	62,356,854
Accumulated deficit	(62,772,788)	(57,528,969)

TOTAL STOCKHOLDERS' EQUITY	4,760,312	4,907,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,602,627	$5,451,592

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	1,134,372	984,760	3,355,887	2,830,785
General and administrative	441,575	458,774	1,514,231	1,543,241
	1,575,947	1,443,534	4,870,118	4,374,026

LOSS FROM OPERATIONS	(1,575,947)	(1,443,534)	(4,870,118)	(4,374,026)

OTHER INCOME (EXPENSE)
Interest income	63	63	187	187
Commitment fee	(33,328)	(54,230)	(373,888)	(135,333)

NET LOSS	$(1,609,212)	$(1,497,701)	$(5,243,819)	$(4,509,172)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and Diluted Weighted Average Number of Shares	84,083,452	76,985,304	82,341,821	75,694,887

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2019

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	5,450,000	5,450	4,160,135	—	4,165,585
Common stock issued for commitment shares	485,385	485	373,403	—	373,888
Options issued for services	—	—	500,591	—	500,591
Warrants issued for services	—	—	57,005	—	57,005
Net loss for the nine months ending September 30, 2019	—	—	—	(5,243,819)	(5,243,819)

BALANCE AT SEPTEMBER 30, 2019 (UNAUDITED)	85,111,715	$85,112	$67,447,988	$(62,772,788)	$4,760,312

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017 (AUDITED)	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	3,250,000	3,250	3,609,150	—	3,612,400
Common stock issued for commitment shares	117,407	118	135,215	—	135,333
Exercise of options	100,000	100	99,900		100,000
Exercise of warrants	100,000	100	61,400	—	61,500
Options issued for services	—	—	339,076	—	339,076
Warrants issued for services	—	—	62,731	—	62,731
Net loss for the nine months ending September 30, 2018	—	—	—	(4,509,172)	(4,509,172)

BALANCE AT SEPTEMBER 30, 2018 (UNAUDITED)	77,635,666	$77,636	$61,006,130	$(56,265,183)	$4,818,583

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

SEPTERMBER 30, 2019

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

Common stock issued to institutional investor	1,875,000	1,875	1,344,500	—	1,346,375
Common stock issued for commitment shares	43,757	44	33,284	—	33,328
Options issued for services	—	—	149,768	—	149,768
Warrants issued for services	—	—	16,176	—	16,176
Net loss for the three months ending September 30, 2019	—	—	—	(1,609,212)	(1,609,212)

BALANCE AT SEPTEMBER 30, 2019 (UNAUDITED)	85,111,715	$85,112	$67,447,988	$(62,772,788)	$4,760,312

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT JUNE 30, 2018 (UNAUDITED)	76,137,706	$76,138	$59,266,099	$(54,767,482)	$4,574,755

Common stock issued to institutional investor	1,350,000	1,350	1,474,350	—	1,475,700
Common stock issued for commitment shares	47,960	48	54,182	—	54,230
Exercise of warrants	100,000	100	99,900	—	100,000
Options issued for services	—	—	95,940	—	95,940
Warrants issued for services	—	—	15,659	—	15,659
Net loss for the three months ending September 30, 2018	—	—	—	(1,497,701)	(1,497,701)

BALANCE AT SEPTEMBER 30, 2018 (UNAUDITED)	77,635,666	$77,636	$61,006,130	$(56,265,183)	$4,818,583

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,243,819)	$(4,509,172)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	57,005	62,731
Stock options issued for services	500,591	339,076
Common stock issued for services and fees	373,888	135,333
Depreciation and amortization of patents	499,197	322,495
Loss on disposal of property and equipment	—	10,084
Decrease in assets
Prepaid expenses and other current assets	269,630	268,560
Increase (decrease) in liabilities
Accounts payable	(39,051)	(31,610)
Accounts payable and accrued expenses- related parties	24,201	43,962
Deferred lease liability	(25,394)	—
Accrued expenses	29,354	(46,305)

Net cash used in operating activities	(3,554,398)	(3,404,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(52,022)	(371,320)
Purchase of property and equipment	(215,513)	(897,774)
Sale of property and equipment	—	2,500

Net cash used in investing activities	(267,535)	(1,266,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	—	161,500
Issuance of common stock, institutional investor	4,165,585	3,612,400
Repayment of equipment purchase payable	(350,500)	(380,470)

Net cash provided by financing activities	3,815,085	3,393,430

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,848)	(1,278,010)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,174,625	3,482,327

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,167,777	$2,204,317

Supplemental Disclosure of Non-cash investing and financing activities:
Operating Lease - Right of Use - Building and Operating lease liability	$885,094	$—
Equipment acquisition funded by liability	774,081	—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2018 Annual Report on Form 10K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2019 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 2 – MANAGEMENT’S PLANS

As a technology company focusing on the development of the next generation photonic devices and non-linear optical polymer materials systems, substantial net losses have been incurred since inception. The Company has satisfied capital requirements since inception primarily through the issuance and sale of its common stock. In January 2019, the Company signed a purchase agreement (“Purchase Agreement”) with an institutional investor to sell up to $25,000,000 of common stock. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $25,000,000 in common stock over a 36-month period with the remaining available amount of $21,846,000 as of September 30, 2019. Since September 30, 2019, the Company has sold an additional $662,875 of common stock pursuant to the Purchase Agreement. As of November 12, 2019, the Company has a cash position of approximately $2,165,000. Based upon the current cash position and expected expenditures over subsequent periods and no debt service, management believes the Company has sufficient funds to finance its operations through February 2020 before the Company will need to replenish cash reserves pursuant to the Purchase Agreement.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2019	December 31, 2018

Insurance	$117,399	$226,363
Other	92,120	37,210
Prototype Devices	34,166	—
Rent	22,222	222,224
Prepaid material	2,422	46,120
Stock award	—	6,042

	$268,329	$537,959

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2019	December 31, 2018

Office equipment	$84,751	$79,886
Lab equipment	3,489,176	2,513,459
Furniture	33,128	33,128
Leasehold Improvements	229,401	220,389
	3,836,456	2,846,862
Less: Accumulated depreciation	1,484,510	1,046,093

	$2,351,946	$1,800,769

Depreciation expense for the nine months ending September 30, 2019 and 2018 was $438,417 and $277,539. Depreciation expense for the three months ending September 30, 2019 and 2018 was $180,098 and $120,856. During the three and nine months ending September 30, 2019, the Company did not retire property and equipment. During the nine months ending September 30, 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the nine months ending September 30, 2018, the Company retired property and equipment and recorded a loss on the retirement of $12,584. During the three months ended September 30, 2018, the Company did not sell or retire property and equipment.

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

On June 11, 2018, the Company purchased patents for $315,000.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Patents consist of the following:

	September 30, 2019	December 31, 2018

Patents	$1,236,904	$1,184,882
Less: Accumulated amortization	307,423	246,643

	$929,481	$938,239

Amortization expense for the nine months ending September 30, 2019 and 2018 was $60,780 and $44,956. Amortization expense for the three months ending September 30, 2019 and 2018 was $20,206 and $20,059. There were no patent costs written off for the three and nine months ending September 30, 2019 and 2018.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following

Final Year		Interest	September 30,	December 31,
of Maturity	Classification	Rate	2019	2018

2019	Current	0.00%	$516,054	$178,482
2020	Long term	0.00%	86,009	—
			$602,063	$178,482

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 7 – LEASES (CONTINUED)

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

Rent expense amounting to $84,582 and $28,194 is included in research and development and general and administrative expenses for the nine months ended September 30, 2019. Rent expense amounting to $122,829 and $43,023 is included in research and development and general and administrative expenses for the nine months ended September 30, 2018. Rent expense amounting to $27,764 and $9,254 is included in research and development and general and administrative expenses for the three months ended September 30, 2019. Rent expense amounting to $26,302 and $8,767 is included in research and development and general and administrative expenses for the three months ended September 30, 2018.

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2019 and 2018 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2019, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2019. The Company did not recognize any interest or penalties during 2018 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities. However, there are currently no audits for any tax periods in progress,

NOTE 9 – STOCKHOLDERS’ EQUITY

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

2016 Purchase Agreement

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through September 30, 2019, the institutional investor purchased 14,000,000 shares of common stock for proceeds of $13,150,370 and the Company issued 427,405 shares of common stock as additional commitment fee, valued at $456,367, fair value, leaving 222,595 in reserve for additional commitment fees. During the nine month period ending September 30, 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value. During the three month period ending September 30, 2019, the institutional investor did not purchase shares of common stock. The 2016 Purchase Agreement expired April, 2019.

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019.  The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the nine month period ending September 30, 2019, the institutional investor purchased 3,900,000 shares of common stock for proceeds of $3,154,000 and the Company issued 102,506 shares of common stock as additional commitment fee, valued at $91,601, fair value. During the three month period ending September 30, 2019, the institutional investor purchased 1,875,000 shares of common stock for proceeds of $1,346,375 and the Company issued 43,757 shares of common stock as additional commitment fee, valued at $33,328, fair value. During October and November 2019, the institutional investor purchased 1,000,000 shares of common stock for proceeds of $662,875 and the Company issued 21,543 shares of common stock as additional commitment fee, valued at $14,715, fair value, leaving 688,451 in reserve for additional commitment fees.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2019, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of September 30, 2019, options to purchase 3,178,750 shares of common stock have been issued and are outstanding and 4,821,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2019: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 60% to 80.5%, risk-free interest rate between 1.47% to 2.71% and expected option life of 5.0 to 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of September 30, 2019, there was $484,626 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2021.

Share-based compensation was recognized as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2019	September 30, 2018

2007 Employee Stock Option Plan	$—	$15,149
2016 Equity Incentive Plan	500,591	323,927
Warrants	57,005	62,731

Total share-based compensation	$557,596	$401,807

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2019:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Granted	1,122,500	$0.64 - $1.05	$0.83
Expired	(3,838,600)	$0.95 - $1.25	$1.13
Forfeited	(151,250)	$0.77 - $1.50	$0.91

Outstanding, September 30, 2019	16,097,517	$0.57 - $1.69	$0.85

Exercisable, September 30, 2019	15,190,336	$0.57 - $1.69	$0.85

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2019 was $117,075. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.687 for the Company’s common stock on September 30, 2019. No options or warrants were exercised during the nine and three month period ending September 30, 2019. During the nine month period ending September 30, 2018, 100,000 warrants were exercised for proceeds of $61,500. During the nine month period ending September 30, 2018, 100,000 options were exercised for proceeds of $100,000. During the three month period ending September 30, 2018, 100,000 options were exercised for proceeds of $100,000.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2019	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	15,190,336	3.92 Years	$0.85

NOTE 11 – RELATED PARTY

At September 30, 2019 the Company had a legal accrual to related party of $26,730 and travel and office expense accruals of officers in the amount of $11,295. At December 31, 2018 the Company had a legal and accounting service accrual to related party of $10,999 and travel and office expense accruals of officers in the amount of $2,825.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the nine and three months ending September 30, 2018, the Company recognized $15,659 of expense.

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017. The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the nine and three months ending September 30, 2018, the Company recognized $47,072 and $0 of expense.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the nine months ending September 30, 2019 and 2018, a contribution of $32,974 and $16,564 was charged to expense for all eligible non-executive participants. For the three months ending September 30, 2019 and 2018, a contribution of $11,817 and $6,801 was charged to expense for all eligible non-executive participants.

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

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps and beyond transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based ridge waveguide modulators to 100 Gbaud based ridge waveguide modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multichannel P2IC™ platform that spans 100 Gbps, 400 Gbps, 800 Gbps, and potentially 1.6 Tbps aggregated data-rate markets.

We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only needs to achieve 80GHz bandwidth. During ECOC 2019, we showed environmental stability. We continue to develop our polymer materials and device designs to optimize additional metrics. We are now optimizing the device parameters for very low voltage operation.

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

During June 2018, our Company Acquired the Polymer Technology Intellectual Property Assets of BrPhotonics Productos Optoelectrónicos S.A., a Brazilian corporation, which significantly advanced our patent portfolio of electro-optic polymer technology with 15 polymer chemistry materials, devices, packaging and subsystems patent and further strengthened our design capabilities to solidify our market position as we prepare to enter the 400Gbps integrated photonics marketplace with a highly competitive, scalable alternative to installed legacy systems. We have now fully integrated the acquired technology into our P2IC (polymer photonic integrated circuit) platform.

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

In September 2019 at the prestigious European Conference on Communications (ECOC) in Dublin, Ireland,  we showed measured material response over frequency and the resulting optical data bits stream on our clean technology polymer materials, the newest addition to our family of PerkinamineTM polymers, that meet and exceed of our near-term target speed of 80 GHz  We also released data data demonstrating stability under elevated temperatures in the activated (poled to create data carrying capability) state.

In October 2019, we reported that energy-saving polymer technology is  highlighted in the recently published Integrated Photonics Systems Roadmap - International (IPSR-I).  The roadmap validates the need for low-voltage, high-speed technologies such as ours.

As we move forward to diligently meet our goals, we continue to work closely with our packaging partner for the 50Gbaud and 100 Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. We are actively engaged with test equipment manufacturers of the most advanced test equipment to test our state-of-the-art polymer devices. We continue to engage with multiple industry bodies to promote our roadmap. We continue to fine tune our business model with target markets, customers, and technical specifications. Discussions with prospective customers are validating that our modulators are ideally suited for the datacenter and telecommunications markets that are over 10km in length. Details of what these prospective customers are seeking from a prototype are delivered to our technical team.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2019 and September 30, 2018. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $1,575,947 and $1,443,534 for the three months ended September 30, 2019 and 2018, respectively, for an increase of $132,413. This is primarily due to increases in research and development salaries and wages, depreciation, non-cash stock option and warrant amortization, rent and utility expenses and director fees offset by decreases in recruiting fees, moving expenses, legal fees and general and administrative salaries and wages.

Included in our operating expenses for the three months ended September 30, 2019 was $1,134,372 for research and development expenses compared to $984,760 for the three months ended September 30, 2018, for an increase of $149,612. This is primarily due to increases in research and development salaries and wages, depreciation, non-cash stock option and warrant amortization and rent and utility expenses offset by decreases in moving expenses.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, prototypes electro-optic device design, development and internal material and device fabrication testing; prototype device processing; costs; and related operating expenses.

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

Wages and salaries, including benefits increased $63,637 from $463,760 for the three months ended September 30, 2018 to $527,397 for the three months ended September 30, 2019. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Depreciation expense increased $58,892 from $118,302 for the three months ended September 30, 2018 to $177,194 for the three months ended September 30, 2019. The primary reason for the increase was due to the addition of capital equipment for wafer fabrication and testing.

Research and development non-cash stock option and warrant amortization increased $35,481 from $45,429 for the three months ended September 30, 2018 to $80,910 for the three months ended September 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Rent and utilities increased $11,049 from $40,660 for the three months ended September 30, 2018 to $51,709 for the three months ended September 30, 2019 due to the increase in rent for the new facility combining the chemistry lab and device development into one facility.

Moving expenses decreased by $17,786 from $17,786 for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019. The primary reason for the decrease was the relocation of employees to the new facility during 2018.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $17,199 to $441,575 for the three months ended September 30, 2019 compared to $458,774 for the three months ended September 30, 2018. The decrease is primarily due to decreases in recruiting fees, legal fees and general and administrative salary and wages offset by increases in general and administrative non-cash stock option and warrant amortization and director fees.

Recruiting fees decreased $24,500 from $24,500 for the three months ended September 30, 2018 to $0 for the three months ended September 30, 2019. The primary reason for the variance was due to a reduction in recruiting firm expenditures.

Legal fees decreased $16,261 from $29,448 for the three months ended September 30, 2018 to $13,187 for the three months ending September 30, 2019. The reason for the variation was due to a reduction in business legal expenditures.

General and administrative wages and salaries decreased $13,196 from $160,444 for the three months ended September 30, 2018 to $147,248 for the three months ended September 30, 2019. The decrease was due to a reduction in headcount.

General and administrative non-cash stock option and warrant amortization increased $18,864 from $66,170 for the three months ended September 30, 2018 to $85,034 for the three months ending September 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Director fees increased $10,000 from $0 for the three months ended September 30, 2018 to $10,000 for the three months ended September 30, 2019. The reason for the increase was due to implementation of director board meeting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expense decreased $20,902 from $54,167 for the three months ended September 30, 2018 to $33,265 for the three months ended September 30, 2019, relating to the commitment fee associated with the purchase agreement.

Net Loss

Net loss was $1,609,212 and $1,497,701 for the three months ended September 30, 2019 and 2018, respectively, for an increase of $111,511, due primarily to increases in research and development salaries and wages, depreciation, non-cash stock option and warrant amortization, rent and utility expenses and director fees offset by decreases in recruiting fees, decreases in commitment fee associated with the purchase agreement, moving expenses, legal fees and general and administrative salaries and wages.

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2019 and September 30, 2018. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $4,870,118 and $4,374,026 for the nine months ended September 30, 2019 and 2018, respectively, for an increase of $496,092. This is primarily due to increases in salaries and wages, depreciation, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, product development consulting expenses, director fees, accounting fees, and patent amortization offset by decreases in legal fees, moving expenses, rent and utility expenses, office expenses, recruiting fees, other tax expenses and repair expenses.

Included in our operating expenses for the nine months ended September 30, 2019 was $3,355,887 for research and development expenses compared to $2,830,785 for the nine months ended September 30, 2018, for an increase of $525,102. This is primarily due to increases in research and development salaries and wages, depreciation, laboratory and wafer fabrication materials and supplies, non-cash stock option and warrant amortization, product development consulting expenses and patent amortization offset by decreases in moving expenses, rent and utility expenses and repair expenses.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, prototypes electro-optic device design, development and internal material and device fabrication testing; prototype device processing; costs; and related operating expenses.

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

Wages and salaries increased $248,041 from $1,302,560 for the nine months ended September 30, 2018 to $1,550,601 for the nine months ended September 30, 2019. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Depreciation expense increased $158,848 from $ 270,856 for the nine months ended September 30, 2018 to $429,704 for the nine months ended September 30, 2019. The primary reason for the increase was due to the addition of capital equipment for wafer fabrication and testing.

Laboratory and wafer fabrication materials and supplies increased $101,911 from $257,726 for the nine months ended September 30, 2018 to $359,637 for the nine months ended September 30, 2019. The primary reason for the increase was fabrication of prototype wafers, devices and electro-optic polymer material systems.

Research and development non-cash stock option amortization increased $63,323 from $197,493 for the nine months ended September 30, 2018 to $260,816 for the nine months ended September 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Product development consulting expenses increased $58,775 from $288,246 for the nine months ended September 30, 2018 to $347,021 for the nine months ended September 30, 2019. The primary reason for the increase was due to engaging outside consultants for device development and packaging.

Patent amortization increased by $15,824 from $44,956 for the nine months ended September 30, 2018 to $60,780 for the nine months ended September 30, 2019. The primary reason for the increase was the BrPhotonics patents purchased in September 2018.

Moving expenses decreased $61,885 from $61,885 for the nine months ending September 30, 2018 to $0 for the nine months ending September 30, 2019. The reason for the variation was due to moving to a new facility during 2018.

Rent and utilities decreased $41,550 from $181,227 for the nine months ended September 30, 2018 to $139,677 for the nine months ended September 30, 2019 due to facility consolidation into a single location during 2018.

Repair expenses decreased $15,384 from $41,461 for the nine months ending September 30, 2018 to $26,077 for the nine months ending September 30, 2019. The reason for the decrease was due to facility consolidation into a single location during 2018.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses decreased $29,010 to $1,514,231 for the nine months ended September 30, 2019 compared to $1,543,241 for the nine months ended September 30, 2018. The decrease is primarily due to decreases in legal fees, office expenses, recruiting fees, moving expenses, rent and utility expenses and other tax expenses offset by increases in general and administrative non-cash stock option and warrant amortization, director fees, general and administrative salary and wages and accounting fees.

Legal fees decreased $85,774 from $202,679 for the nine months ended September 30, 2018 to $116,905 for the nine months ended September 30, 2019. The reason for the variation was due to a reduction in business legal expenditures.

Office expenses decreased $36,966 from $94,175 for the nine months ended September 30, 2018 to $57,209 for the nine months ended September 30, 2019. The reason for the variation was due to facility consolidation into a single location during the first quarter of 2018.

Recruiting fees decreased $ 36,812 from $40,500 for the nine months ended September 30, 2018 to $3,688 for the nine months ended September 30, 2019. The primary reason for the variance was due to a reduction in recruiting firm expenditures.

Moving expenses decreased $20,606 from $20,606 for the nine months ended September 30, 2018 to $0 for the nine months ended September 30, 2019. The reason for the variation was due to moving to a new facility during the first quarter of 2018.

Rent and utilities decreased $20,259 from $71,357 for the nine months ended September 30, 2018 to $51,098 for the nine months ended September 30, 2019. The reason for the variation was due to facility consolidation into a single location.

Other tax expenses decreased $16,345 from $26,694 for the nine months ended September 30, 2018 to $10,349 for the nine months ended September 30, 2019. The reason for the variation was due to the timing of payments of personal property tax.

General and administrative non-cash stock option and warrant amortization increased $92,466 from $204,314 for the nine months ended September 30, 2018 to $296,780 for the nine months ended September 30, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Director fees increased $31,500 from $0 for the nine months ended September 30, 2018 to $31,500 for the nine months ended September 30, 2019. The reason for the increase was due to implementation of director board meeting fees.

General and administrative wages and salaries increased $30,502 from $399,243 for the nine months ended September 30, 2018 to $429,745 for the nine months ended September 30, 2019. The increase was due to salary and headcount increases.

Accounting fees increased $19,625 from $106,750 for the nine months ended September 30, 2018 to $126,375 for the nine months ended September 30, 2019. The primary reason for the increase was due to the additional work being an accelerated filer and general accounting expense.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses increased $238,555 from $135,146 for the nine months ended September 30, 2018 to $373,701 for the nine months ended September 30, 2019, relating to the commitment fee associated with the purchase agreement.

Net loss was $5,243,819 and $4,509,172 for the nine months ended September 30, 2019 and 2018, respectively, for an increase of $734,647, due primarily to increases in salaries and wages, increases in commitment fee associated with the purchase agreement depreciation, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, product development consulting expenses, director fees, accounting fees, and patent amortization offset by decreases in legal fees, moving expenses, rent and utility expenses, office expenses, recruiting fees, other tax expenses and repair expenses.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of these significant accounting policies.

Recently Adopted Accounting Pronouncements. For information on recent accounting pronouncements, see Recently Adopted Accounting Pronouncements in Note 1 in our unaudited financial statements for the nine months ended September 30, 2019 as set forth herein.

Reclassifications. Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

Liquidity and Capital Resources

For the nine months ended September 30, 2019

During the nine months ended September 30, 2019, net cash used in operating activities was $3,554,398 and net cash used in investing activities was $267,535, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2019 was $3,815,085. At September 30, 2019, our cash and cash equivalents totaled $2,167,777, our assets totaled $6,602,627, our liabilities totaled $1,842,315, and we had stockholders’ equity of $4,760,312.

For the nine months ended September 30, 2018

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $600,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through February 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the nine months ended September 30, 2019

Net cash used in operating activities was $3,554,398 for the nine months ended September 30, 2019, primarily attributable to the net loss of $5,243,819 adjusted by $57,005 in warrants issued for services, $500,591 in options issued for services, $373,888 in common stock issued for services, $499,197 in depreciation expenses and patent amortization expenses, $269,630 in prepaid expenses and ($10,890) in accounts payable and accrued expenses. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $267,535 for the nine months ended September 30, 2019, consisting of $52,022 in cost for intangibles and $215,513 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $3,815,085 for the nine months ended September 30, 2019 and consisted of $4,165,585 in proceeds from resale of common stock to an institutional investor offset by $350,500 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

Date	Security/Value
July 2019	Warrant – right to buy 100,000 shares of common stock at $.75 per share issued for services.

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

Date: November 12, 2019

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 12, 2019