Form 10-K
period 2019-12-31
Lightwave Logic, Inc.
filed 2020-03-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 720-340-4949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbols	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

i

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $84,578,680 as of June 30, 2019.

As of March 16, 2020, there were 89,070,604 shares outstanding of the registrant’s common stock, $.001 par value.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate revenue or to manage growth;
•	lack of available funding;
•	lack of a market for or market acceptance of our products;
•	competition from third parties;
•	general economic and business conditions;
•	intellectual property rights of third parties;
•	changes in the price of our stock and dilution;
•	regulatory constraints and potential legal liability;
•	ability to maintain effective internal controls;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in technology and methods of marketing;
•	delays in completing various engineering and manufacturing programs;
•	changes in customer order patterns and qualification of new customers;
•	changes in product mix;
•	success in technological advances and delivering technological innovations;
•	shortages in components;
•	production delays due to performance quality issues with outsourced components;
•	the novel coronavirus (“COVID-19”) and its potential impact on our business;
•	those events and factors described by us in Item 1.A “Risk Factors”;
•	other risks to which our Company is subject; and
•	other factors beyond the Company's control.

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

Overview

Lightwave Logic, Inc. (the “Company”) is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2ICTM technology platform which uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc.

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

Electro-Optic Polymer Production – Our Approach vs. the BLA Approach

Our Electro-Optic Material Approach

Our core material expertise relates to the production of high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication and data communications applications. More specifically, it lies in a less mainstream, yet firmly established, scientific phenomenon called aromaticity. Aromaticity causes a high degree of molecular stability. It is a molecular arrangement wherein atoms combine into multi-membered rings and share their electrons among each other. Aromatic compounds are stable because the electronic charge distributes evenly over a great area preventing hostile moieties, such as oxygen and free radicals, from finding an opening to attack.

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

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We actively filed technical utility patents over the past few years, and are currently in the process of readying a number of other inventions for formal filings in 2020 and 2021. We expect to continue innovating with our P2IC platform for the next couple of years. We had a number of patents issued over the past few months indicating that our technology is being recognized as being unique.

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

In total, our patent portfolio consists of 51 granted patents that include 39 from the US, 1 from Canada, 5 from the EU, 2 from Japan and 2 from China.

Our materials patent portfolio has also strengthened significantly with the filing of additional new patent applications on our core Perkinamine™ molecular compounds as well as recent, innovative inventions that are expected to protect our P2IC polymer PIC platform from potential competition.

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

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry: Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. The Advisory Board is working closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer P2IC™ platform. The mission of the Advisory Board is initially to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials. Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products. In addition, they possess operational experience with semiconductor and polymer businesses.

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

As we have already seen with products such as smart phones, lap top computers, and personal digital assistants (PDAs), Internet traffic, and especially mobile internet traffic is one of the important metrics that is being used to show activity in fiber communications, and particularly telecommunications as well as data communications (which includes datacenters and high-performance computing). Internet Protocol (IP) traffic has typically been used to gauge the amount of data that is being used on the internet as shown in the graph below (sourced from Cisco VNI in 2019). The metric is Exabytes per month. An Exabyte is 1E18 which is 1000 Petabytes, or 1000,000 Terabytes or a billion Gigabytes of data. As seen from the graph which has a strong growth of 47% CAGR (2016-2021) of mobile internet traffic, with the majority mobile traffic being driven by mobile video with things such as Youtube etc.  The traffic rates are fast approaching the metric of Zetta which is 1E21 bytes of data. Some estimates are discussing the further metric of Yotta which is 1E24 bytes of data over the next decade, which is also expected to be driven for the most part by mobile video.

Within the overall market trends of IP traffic growth and in particular mobile video, the internet will need to be able to support high volumes of data traffic. In order to do this, the fiber-optic infrastructure that allows data to be communicated between network nodes such as datacenters, within datacenters, and optical network switches etc., has to be upgraded. Today, fiber-optic networks are a combination of long, medium and short optical interconnects that range from 3 meters (or 1yard) to over 1000km depending on application in the optical network. Optical components, typically known as photonics components are used to build the fiber-optic infrastructure and consist of things such as: laser diodes, photodetectors, multipliers, modulators, transceivers etc. These are known as discrete components, while a mix of these components that are integrated or connected on a single substrate (such as silicon, InP, GaAs etc.) are called PICs (Photonic Integrated Components). All of these components are packaged and put into modules that make up the photonics market.  The summary photonics market has been reviewed in 2020 and is shown below. The summary photonics market is forecast to grow to $80B by 2030 with a 17% CAGR (2020-30) that includes both discrete and PIC photonic components. The summary photonics components market is forecasted to reach $31B in 2020.

Within the summary photonics components market, three major segments exist: Telecom core/metro, Telecom access, and Datacom. The Telecom core/metro segment is forecast to grow to $33B by 2030 with a 13% CARG (20-30) or 42% of the market, and the Datacom segment is forecast to grow to $35B by 2030 with 22% CAGR (20-30) or 44% of the market. As can be seen from the graph below, the growth of the Telecom core/metro and Datacom segments are forecasted to be very strong over the next decade and provide the engine for growth in the overall global photonics components market.

One of the key metrics that is needed for any overall market analysis is how photonics components will grow over the next decade from a PIC perspective. This is important as the trend to integrate photonics components is beginning to accelerate. The trend has been driven by customer applications that require smaller photonic component solutions, lower power, high data rates, larger buildings for longer interconnect lengths, and more economic in terms of $/Gbps. PIC technologies, i.e. those technologies that include integrated photonics are forecasted to grow to ~$41B by 2030 with 29% CAGR (20-30). These technologies include InP which is the current incumbent, GaAs, and other newer integrated technology solutions such as SiP (silicon photonics), polymer photonics, and dielectric photonics. The forecast of ~$41B is approximately 52% of the summary photonics components market by 2030, which represents commercial acceptance for PIC based technologies over the next decade. This also means while PIC based technologies are ~$10B today, PIC based technologies are forecasted to grow 4X over the next decade.

While the rise of PIC based technologies is exciting, what also is exciting in the photonics component market is the rise of fiber-optic transceivers. Transceivers are small boxes located at the end of each fiber-optic link that house photonics components and PIC components which send and receive data. While the global overall photonic components market is expected to reach $80B by 2030, the photonics transceivers sub-segment is forecasted to grow to $53B by this time. This represents that transceivers will accelerate to 66% of the global overall photonics market by 2030 and become a major driver for optical networking over the next decade.

The market for PIC based technologies is expected to grow significantly in telcom core/metro over the next decade. Of the three application markets, the telecom core/metro and datacom markets are expected to be the driver for PIC based technologies.  While PIC based technologies are expected to grow to $41B by 2030, the datacom PIC forecast is expected to reach $21B by 2030 with 29% CAGR (20-30), and the telecom core/metro is forecast to reach $16B by 2030 with 28% CAGR (20-30).

Two of the key market segments in fiber optic transceivers are Ethernet and DWDM.  Within the Ethernet market segment, there are a range of datarates that are utilized.  Over the next decade, the dominance of 1GE (1Gbps) and 10GE (10Gbps) will be replaced by significant growth of 100GE (100Gbps) and 400GE (400Gbps).  Ethernet based fiber optic transceivers are expected to grow to $28B by 2030 with 27% CAGR (20-30).  The Ethernet revenues will be driven by 100GE and 400GE platforms.  Also, during the next decade increasing datarates of 800GE and 1600GE will be implemented into the optical network with forecasted revenues in the $3-5B range.

DWDM fiber optic transceivers are expected to reach $20B by 2030 with 27% CAGR (20-30). Like the Ethernet transceiver market, the DWDM transceiver market will also be driven in revenue by the 100G and 400G datarate platforms.  The 100G and 400G DWDM markets are expected to reach $6B and $7B by 2030 respectively.  DWDM will also benefit from increased datarates of 800G and 1600G by 2030, also in the $3-5B forecasted revenue range.

Fiber optic transceivers are typically pluggable form-factors such as SFF, SFP, CFP, and QSFP etc. Over the next decade new smaller pluggable transceiver modules will emerge such as QSFP-DD and OSFP which cater to datarates of 100G and beyond. While transceiver modules will trend to smaller footprints, lower power consumption and higher datarates, a new trend of co-packaging is expected to emerge. With co-packaging, transceiver modules are designed to be in the center of printed circuit boards and line cards as opposed to plugged in from the outside of the system. This may allow for innovation in optical switch, optical router designs at the system level.  Even though the form factor of optical switches and optical routers are expected to evolve, the underlying drive for high speed photonic components, and those components that are PIC based is expected to increase over the next decade.

The graph below shows the PIC transceiver forecast to 2030. PIC transceivers are forecast to reach $27B by 2030 growing from ~$9B in 2019. What is more interesting is that by about 2023, PIC transceivers are expected to surpass discrete photonic component transceivers from a revenue standpoint. This means that the trend to integrate photonics components inside a transceiver is gaining acceptance, driven by the customer interest for smaller, denser, and higher performance metrics of transceivers. This trend is ideal for our polymer based integrated photonics platform to have a huge impact in the market segment over the next decade.

As the Company is developing polymer based photonic devices such as fiber-optic modulators, these devices translate electric signals into optical signals and allow laser-based technology to operate effectively at 50Gbps, 100Gbps, and beyond. Lasers with modulators are used in fiber communication systems to transfer data over fiber-optic networks today and are expected to be a key driver in photonics components for PIC based technological solutions over the next decade. Optical data transfer using lasers and modulators is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

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

In the above figures that forecast $/Gbps to 2025 (where the left-hand graph is a linear vertical scale, and the right-hand graph is a log scale), it can be seen that the orange curve plots the customer expectation, while the other color curves show $/Gbps improvement over time for various high-speed data rate transceivers using PIC based technologies. A gap is appearing between what customer expect and what the technologists can produce.

Polymers play an important role in PICs over the next decade as they can reduce or close the gap between customer expectations and technical performance through effective scaling increase of high performance with low cost. This is shown below how polymers have the potential to scale to the needs of the customers over the next 5years.

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platform is within sight today:

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $4,319,295 and $3,794,565 for the years ended December 31, 2019 and 2018, respectively.

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

We are continuing our collaborative development of our polymer photonic slot waveguide modulators with an associated third-party research. We are now designing slot modulators to operate at data rates greater than 50 Gbaud.

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

The supply chain for the PIC industry starts with the wafer development and continues through epitaxial growth, device fabrication, optical sub-assembly, module or transceiver builds, and sub-systems which are implemented into optical networking applications. Within these supply chain segments, a number of combinations of technology can be utilized. For example, CMOS IC circuits can be fabricated onto silicon wafers together with silicon photonics, heterogeneous solutions,that could have the advantage of polymer active devices, and dielectric passive devices on board. InP may be combined with polymer photonics to house on-board or on-wafer emitters to source light for the optical signaling with modulators. Included in the wafers can be combinations of electrical and optical circuitry. Electrical circuitry is usually set up as both as single as well as multilevel interconnects. Optical circuitry is usually set up as a waveguide or optical layer as part of the device fabrication design. PICs can interconnect electrical devices with photonic devices, and also increase chip functionality through the use of electrical and optical active and passive device solutions. Polymer technologies can provide active device function through for example Mach Zehnder modulators, as well as providing passive device function with waveguides, multipliers, and demultipliers.

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are II-VI, Lumentum, NeoPhotonics, Molex, Broadcom Avago. Additionally, large inorganic modulator component manufacturers include Sumitomo Osaka Cement, , Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

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

Employees

We currently have 18 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 2 additional full-time employees in 2020. We believe that we have good relations with our employees.

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

Corporate Information

Lightwave Logic, Inc. is a Nevada corporation. Our corporate headquarters is located at 369 Inverness Parkway, Suite 350, Englewood, CO 80112. Our telephone number is (720) 340-4949. Our corporate website is lightwavelogic.com. The information on our website is not incorporated herein by reference and is not part of this Form 10-K Annual Report. Also, this report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties' names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $6,726,967 for the year ended December 31, 2019 and $5,772,958 for the year ended December 31, 2018. We anticipate that we will continue to incur operating losses through at least 2020.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through May 2020; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $25 million (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

Another of our significant target markets is the data communications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide. As the demands for high performance, low cost ($/Gbps) is implemented into next generation architectures, polymer modulators and polymer based PIC products may be subject to significant competition. Furthermore, there is a potential that technologies such as silicon photonics and Indium Phosphide might reach the metric of $1/Gbps at 400Gbps before ours. Customers may then be less willing to purchase new technology such as ours or invest in new technology development such as ours for next generation systems.

Our inability to successfully acquire and integrate other businesses, assets, products or technologies could harm our business and cause us to fail at achieving our anticipated growth.

We may grow our business through strategic acquisitions and investments, such as our acquisition of BrPhotonics’ polymer business, and we are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our product offering, create and/or expand a client base, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding material definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

The novel strain of coronavirus (“COVID-19”) could have an adverse effect on our business operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. The World Health Organization has declared COVID-19 to constitute a global pandemic. Disruptions to our business operations could occur as a result of quarantines of employees and suppliers in areas affected by the outbreak, facility closures, and travel and logistics restrictions in connection with the outbreak.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

As of December 31, 2019, we have outstanding options and warrants to purchase an aggregate of 16,302,517 shares of our common stock at exercise prices ranging from $0.57 - $1.69 per share with a weighted average exercise price of $0.85 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

We have generated no significant sales to date and we cannot accurately estimate future quarterly revenue and operating expenses based on historical performance. Our quarterly operating results may vary significantly based on many factors, including:

•	Fluctuating demand for our potential products and technologies;
•	Announcements or implementation by our competitors of technological innovations or new products;
•	Amount and timing of our costs related to our marketing efforts or other initiatives;
•	The status of particular development programs and the timing of performance under specific development agreements;
•	Timing and amounts relating to the expansion of our operations;
•	Product shortages requiring suppliers to allocate minimum quantities;
•	Announcements or implementation by our competitors of technological innovations or new products;
•	The status of particular development programs and the timing of performance under specific development agreements;
•	Our ability to enter into, renegotiate or renew key agreements;
•	Timing and amounts relating to the expansion of our operations;
•	The extent of the impact of the novel strain of coronavirus known as COVID-19 on global commerce;
•	Costs related to possible future acquisitions of technologies or businesses; or
•	Economic conditions specific to our industry, as well as general economic conditions.

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

We conduct significantly all of our research and development activities at our Englewood, CO facility, and although we have an agreement with CU Boulder to use their facilities in case of any contingency, a disaster such as a fire, flood or severe storm at or near one of our facilities could prevent us from further developing our technologies or manufacturing our potential products, which would harm our business. Additionally, Presently, the novel strain of coronavirus known as COVID-19 has the potential to interrupt some, if not all, of our research and development activities.

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

Our Company stores and transmits its proprietary information on its computer systems. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information that has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, we use third party vendors to store our proprietary information who use cyber or “Cloud” storage of information as part of their service or product offerings, and despite our attempts to validate the security of such services, our proprietary information may be misappropriated by other parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

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

The market price of our Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	Technological innovations or new products and services by our Company or our competitors;
•	Additions or departures of key personnel;
•	Sales of our Company’s common stock;
•	Our Company’s ability to integrate operations, technology, products and services;
•	Our Company’s ability to execute our business plan;
•	Operating results below expectations;
•	Loss of any strategic relationship;
•	Industry developments;
•	The extent of the impact of the novel strain of coronavirus known as COVID-19 on global commerce;
•	Economic and other external factors; and
•	Period-to-period fluctuations in our Company’s financial results.

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

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our annual base rent during 2020 is expected to be approximately $195,574.

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

Shareholders

As of March 13, 2020, there were approximately 105 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2019.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,668,750 (1)	$0.86	4,781,250
Equity compensation plans not approved by security holders (2)	1,840,000	$0.77	0
Total	9,508,750	$0.84	4,781,250

(1)

Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.

(2)	Comprised of common stock purchase warrants we issued for services.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
February 2019	Warrant – right to buy 75,000 shares of Common Stock at $.64 per share issued for services.
July 2019	Warrant – right to buy 100,000 shares of common stock at $.75 per share issued for services.
November 2019	Warrant – right to buy 165,000 shares of Common Stock at $.64 per share issued for services.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

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

Results of Operations

Comparison of fiscal 2019 to fiscal 2018

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2019 and December 31, 2018.  The Company is in various stages of photonic device and material development and evaluation.  We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $6,319,407 and $5,601,016 for the years ended December 31, 2019 and 2018, respectively, for an increase of $718,391. This is primarily due to increases in non-cash stock option and warrant amortization, depreciation, salaries and wages, laboratory and wafer fabrication materials and supplies, legal fees, director fees, accounting fees, other tax expenses, product development consulting expenses, product prototype development and material testing expense, investor relation expenses and patent amortization offset by decreases in moving expenses, rent and utility expenses, recruiting fees, office expenses, travel expenses and general and administrative consulting expenses.

Included in our operating expenses for the year ended December 31, 2019 was $4,319,295 for research and development expenses compared to $3,794,565 for the year ended December 31, 2018, for an increase of $524,730.  This is primarily due to increases in depreciation, research and development salaries and wages, laboratory and wafer fabrication materials and supplies, non-cash stock option and warrant amortization, product development consulting expenses, product prototype development and material testing expense and patent amortization offset by decreases in moving expenses, rent and utility expenses and travel expenses.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; laboratory operations, prototypes, electro-optic device designs, development and internal material and device testing; prototype device fabrication; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices, PIC development and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes in our in-house laboratories; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Depreciation expense increased $214,584 from $391,543 for the year ended December 31, 2018 to $606,127 for the year ended December 31, 2019.  The primary reason for the increase was due to the addition of capital equipment for wafer fabrication and testing.

Wages and salaries increased $157,769 from $1,785,931 for the year ended December 31, 2018 to $1,943,700 for the year ended December 31, 2019.  The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Laboratory and wafer fabrication materials and supplies increased $118,366 from $342,001 for the year ended December 31, 2018 to $460,367 for the year ended December 31, 2019. The primary reason for the increase was fabrication of prototype wafers, devices and electro-optic polymer material systems.

Research and development non-cash stock option amortization increased $105,680 from $220,573 for the year ended December 31, 2018 to $326,253 for the year ended December 31, 2019.  The reason for the variation in increased amortization was the vesting schedules.

Product development consulting expenses increased $20,398 from $420,271 for the year ended December 31, 2018 to $440,669 for the year ended December 31, 2019.  The primary reason for the increase was due to engaging outside consultants for device design, development and packaging.

Product prototype development and material testing expense increased $18,407 from $64,501 for the year ended December 31, 2018 to $82,908 for the year ended December 31, 2019.  The primary reason for the increase was materials, wafers, packaging fabrication and testing.

Patent amortization and patent related expenses increased by $15,938 from $65,015 for the year ended December 31, 2018 to $80,953 for the year ended December 31, 2019.  The primary reason for the increase was the BrPhotonics patents purchased in September 2018.

Moving expenses decreased by $63,511 from $63,511 for the year ended December 31, 2018 to $0 for the year ended December 31, 2019.  The reason for the variation was due to moving to a new facility during 2018.

Rent and utility expenses decreased $37,382 from $221,725 for the year ended December 31, 2018 to $184,343 for the year ended December 31, 2019 due to facility consolidation into a single location during 2018.

Travel expenses decreased by $18,803 from $114,259 for the year ended December 31, 2018 to $95,456 for the year ended December 31, 2019.  The decrease was primarily due to employee travel for relocation planning and conferences during 2018.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $193,661 to $2,000,112 for the year ended December 31, 2019 from $1,806,451 for the year ended December 31, 2018. The increase is primarily due to increases in general and administrative non-cash stock option and warrant amortization, legal fees, director fees, accounting fees, other tax expenses, investor relation expenses and general and administrative salary and wages offset by decreases in recruiting fees, office expenses, moving expenses, rent and utility expenses and general and administrative consulting expenses.

General and administrative non-cash stock option and warrant amortization increased $109,109 from $245,505 for the year ended December 31, 2018 to $354,614 for the year ended December 31, 2019. The reason for the variation was due to stock options and warrants vesting schedules.

Legal fees increased $48,269 from $91,007 for the year ended December 31, 2018 to $139,276 for the year ended December 31, 2019. The primary reason for the variance was an overall increase in general legal work.

Director fees increased $39,500 from $0 for the year ended December 31, 2018 to $39,500 for the year ended December 31, 2019.  The reason for the increase was due to implementation of director board meeting fees.

Accounting fees increased $34,250 from $145,750 for the year ended December 31, 2018 to $180,000 for the year ended December 31, 2018. The primary reason for the increase was due to the additional work being an accelerated filer and general accounting expense.

Other tax expenses increased $31,176 from $29,608 for the year ended December 31, 2018 to $60,784 for the year ended December 31, 2019. The primary reason for the increase was due to personal property tax on capital equipment for new facility.

Investor relation expenses increased $17,653 from $26,855 for the year ended December 31, 2018 to $44,508 for the year ended December 31, 2019. The primary reason for the increase was the addition of an investor relations firm.

General and administrative wages and salaries increased $15,490 from $559,981 for the year ended December 31, 2018 to $575,471 for the year ended December 31, 2019.  The primary reason for the increase was due primarily to increase in salary and fringe benefit costs.

Recruiting fees decreased $36,812 from $40,500 for the year ending December 31, 2018 to $3,688 for the year ending December 31, 2019.  The primary reason for the variance was due to a reduction in activity with a recruiting firm.

Office expenses decreased $33,010 from $105,424 for the year ended December 31, 2018 to $72,414 for the year ended December 31, 2019. The reason for the variation was due to facility consolidation into a single location during the first quarter of 2018.

Moving expenses decreased $20,606 from $20,606 for the year ending December 31, 2018 from $0 for the year ending December 31, 2019. The reason for the variation was due to moving to a new facility during the first quarter of 2018.

Rent and utility expenses decreased $19,080 from $86,686 for the year ended December 31, 2018 to $67,606 for the year ended December 31, 2019. The reason for the variation was due to facility consolidation into a single location.

General and administrative consulting fees decreased $13,124 from $24,166 for the year ended December 31, 2018 to $11,042 for the year ended December 31, 2019. The primary reason for the decrease was due to a reduction in consulting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses increased $235,618 to $407,560 for the year ending December 31, 2019 from $171,942 for the year ending December 31, 2018, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $6,726,967 and $5,772,958 for the years ended December 31, 2019 and 2018, respectively, for an increase of $954,009, due primarily to increases in commitment fee associated with the purchase agreement, non-cash stock option and warrant amortization, depreciation, salaries and wages, laboratory and wafer fabrication materials and supplies, legal fees, director fees, accounting fees, other tax expenses, product development consulting expenses, product prototype development and material testing expense, investor relation expenses and patent amortization offset by decreases in moving expenses, rent and utility expenses, recruiting fees, office expenses, travel expenses and general and administrative consulting expenses.

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

Recently Adopted Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from operating leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The standard had a material impact on the balance sheet.

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

As of December 31, 2019, there was $436,637 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2021.

Liquidity and Capital Resources

For the year ended December 31, 2019

During the year ended December 31, 2019, net cash used in operating activities was $4,765,845 and net cash used in investing activities was $305,670, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the year ended December 31, 2019 was $5,133,234.  At December 31, 2019, our cash and cash equivalents totaled $2,236,344, our assets totaled $6,824,856, our liabilities totaled $1,917,142, and we had stockholders’ equity of $4,907,714.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $587,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through May 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

We expect that our cash used in operations will continue to increase during 2020 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2019

Net cash used in operating activities was $4,765,845 for the year ended December 31, 2019, primarily attributable to the net loss of $6,726,967 adjusted by $80,140 in warrants issued for services, $600,727 in options issued for services, $407,792 in common stock issued for services, $698,694 in depreciation expenses and patent amortization expenses, $165,410 in prepaid expenses and 8,359 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $305,670 for the year ended December 31, 2019, consisting of $82,195 in cost for intangibles and $223,475 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $5,133,234 for the year ended December 31, 2019 and consisted of $5,638,960 in proceeds from resale of common stock to an institutional investor offset by $505,726 repayment of equipment purchased.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Morison Cogen LLP, audited our internal control over financial reporting as of December 31, 2019. Their report dated March 16, 2020 expressed an unqualified opinion on our internal control over financial reporting. That report appears in Item 15 of Part IV of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Class/ Term

Michael Lebby	59	Director; Chief Executive Officer	Class II Expires 2022
James S. Marcelli	72	Director; President; Chief Operating Officer, Secretary	Class III Expires 2020
Thomas E. Zelibor	65	Chair of the Board of Directors	Class III Expires 2020
Joseph A. Miller	78	Director	Class II Expires 2022
Ronald A Bucchi	65	Director	Class II Expires 2022
Siraj Nour El-Ahmadi	55	Director	Class I Expires 2021
Frederick J. Leonberger	72	Director	Class I Expires 2021

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

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chair of the Board of Directors (non-executive) since May 1, 2017. Previously, has served as our Chief Executive Officer and Chair of the Board of Directors (executive) from May 2012 to April 30, 2017.  Zelibor also previously served as Chair of the Board of Directors (non-executive) of our Company since October 2011 and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. Zelibor is currently the Chief Executive Officer of the Space Foundation. Zelibor previously served as a Director of Nuvectra Corp., the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm and as the Chief Executive Officer and President of Flatirons Solutions Corp. Prior to that time, RADM Zelibor served in the U.S. Navy in a number of positions, including as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development; Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command. Zelibor earned his bachelor’s degree from the United States Naval Academy and has been a participant in the Senior Leader in Residence Program and a visiting scholar for the Zell Center for Risk Research at the Kellogg School of Management, Northwestern University.

Dr. Joseph A. Miller, Jr. Dr. Miller has served as a director of our Company since May 10, 2011. From 2002 to May 2012, Dr. Miller served as Executive Vice President and Chief Technology Officer of Corning Incorporated, having joined Corning Incorporated in 2001 as Senior Vice President and Chief Technology Officer. Prior to joining Corning Incorporated, Dr. Miller was with E.I. DuPont de Nemours, Inc., where he served as Chief Technology Officer and Senior Vice President for Research and Development since 1994. Dr. Miller began his career with DuPont in 1966. Dr. Miller previously served as a director and Non-executive Chairman of Nuvectra Corp., and as a director for Greatbatch, Inc. He holds a doctorate degree in Chemistry from Penn State University.

Mr. Ronald A. Bucchi. Mr. Ronald A. Bucchi has served as a director of our Company since June 11, 2012, and he currently serves as the Chair of our Audit Committee. Mr. Bucchi is currently a self-employed C.P.A., CGMA with a specialized practice that concentrates in CEO consulting, strategic planning, mergers, acquisitions, business sales and tax. He works with domestic and international companies. Mr. Bucchi is a former member of the board of directors of First Connecticut Bancorp, Inc., having served as Lead Director, Chair of the Audit Committee, Governance Chairman and a member of the Asset Liability Committee and Loan Committee. The Bank sold in September of 2018. He is currently a member of the Advisory Board of Baker Street Scientific, Inc., the Treasurer and a member of the Board of Directors of the Petit Family Foundation, Inc. and the Farmington Bank Foundation, Inc. He has served on numerous other community boards and is past Chairman of the Wheeler Clinic and the Wheeler YMCA. He is a member of the Connecticut Society of Certified Public Accountants, American Institute of Certified Public Accountants and Chartered Global Management Accountant. Mr. Bucchi is a graduate of the Harvard Business School Executive Education program with completed course studies in general board governance, audit and compensation and a graduate of Central Connecticut State University where he received his B.S. in Accounting.

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

Dr. Frederick J. Leonberger. Dr. Leonberger has served as a director of our Company since April 1, 2017. Since 2010, Dr. Leonberger has served as the Principal of EOvation Advisors LLC, a private technology and business advisory firm and presently serves as a board member for various private photonics companies and as a Professor at the Institute for Advanced Discovery & Innovation, University of South Florida. Dr. Leonberger is a widely known technologist and industry leader in the field of photonics and fiber optics. For nearly 40 years he has been a leading contributor to the development of a variety of important optical devices, company leadership, product and business strategy, and commercialization. The integrated optical modulator technology he and his colleagues pioneered has been used pervasively for over 20 years to encode data at multi-Gb/s rates in long-haul fiber optic networks (the Internet "superhighways"). He previously served as senior vice president and chief technology officer of JDS Uniphase Corporation (JDSU, now Lumentum), a leading optical components company, from 1995 until his retirement in 2003, where he played a lead role in technology strategy, mergers and acquisitions and intellectual property activities. Prior to JDSU, he was co-founder and general manager of United Technologies Photonics (UTP), a high-speed optical modulator company, and held research management positions at United Technologies Research Center (UTRC) and MIT Lincoln Laboratory. He is a member of the National Academy of Engineering and the recipient of several industry awards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. To the best of our knowledge, based solely upon a review of Forms 3 and 4 and amendments thereto furnished to our Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to our Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of Item 405 of Regulation S-K, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements with the following exceptions: each of Messrs. Thomas E. Zelibor, Joseph A. Miller, Jr., Ronald A. Bucchi, Siraj Nour El-Ahmadi, and Frederick J. Leonberger filed one late Form 4 to report an employee stock option grant from the Company.

Code of Ethics

Our Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Ethics and Business Conduct is available for review on the “Investors - Governance” page of our Company’s website lightwavelogic.com. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 12, 2019, as supplemented on April 17, 2019.

Audit Committee

Our Company has in place a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our audit committee is governed by an audit committee charter. A copy of our Audit Committee Charter is available for review on the “Investors - Governance” page of our Company’s website lightwavelogic.com.

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

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2019, the Board of Directors considered a number of criteria, including the executive's position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, attainment of individual and overall company performance objectives and retention concerns. In addition, the Board of Directors considered the results of the advisory vote by shareholders on the "say-on-pay" proposal presented to shareholders at the Company’s 2018 Annual Meeting of Shareholders where approximately 96% of the votes cast on the “say-on-pay” proposal was voted for approval of the 2017 executive compensation. In determining our 2019 executive compensation program, the Board of Directors reviewed the results of the say-on-pay vote and concluded that changes to the program were not desired by our shareholders for 2019. Therefore, our 2019 executive compensation approach was overall generally in line with the executive officer compensation approach previously approved by our shareholders.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Bonus ($) (d)	Stock Awards ($) (e)(2)	Option Awards ($) (f)(2)	All Other Compensation ($) (g)(3)	Total ($) (h)

Dr. Michael S. Lebby	2019	273,833	—	—	38,805	2,963	315,601
CEO; Director	2018	265,000	—	—	38,448	2,840	306,288

James S. Marcelli	2019	258,333	—	—	38,805	2,245	299,383
President; COO; Sec., Director	2018	250,000	—	—	—	2,355	252,355

(1)

The named executive officer’s compensation includes the amount for services rendered to the Company in his capacity as both an officer and a director.

(2)

The aggregate fair value of awards and options in columns (e) and (f) are computed in accordance with FASB ASC 718. All assumptions made in the valuation are more fully described in Note 10 - Stock Based Compensation of Notes to Financial Statements. The amounts shown in columns (f) do not reflect dollar amounts actually received by our named executive officers.

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

No plan-based awards were granted to our named executive officers:

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2019, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name (a)	Number of securities underlying unexercised options(#) exercisable (b)	Number of securities underlying unexercised options(#) unexercisable (c)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)

Dr. Michael S. Lebby	200,000	—	—	0.69	08/25/25
CEO, Director(1)(3)	50,000	—	—	0.68	01/28/26
	50,000	—	—	0.85	01/16/27
	350,000	—	—	0.70	03/19/27
	37,500	62,500	—	1.04	04/07/29

James S. Marcelli	50,000	—	—	0.67	08/09/25
President, COO, Sec.,	1,150,000	—	—	0.70	06/30/25
Director(2)(3)	100,000	—	—	1.00	05/16/23
	37,500	62,500	—	1.04	04/07/29

(1)

Dr. Lebby received an option to purchase up to: (i) 200,000 shares of Common Stock, of which 50,000 shares vested on August 26, 2015 and the remaining shares vest in equal annual installments of 50,000 options per year commencing on August 26, 2016; (ii) 50,000 shares of Common Stock, of which 20,000 shares vested on February 11, 2016 and the remaining shares vested quarterly in equal installments of 10,000 options per quarter commencing on April 1, 2016; (iii) 50,000 shares of Common Stock, of which 20,000 shares vested on January 17, 2017 and the remaining shares vested quarterly in equal installments of 10,000 options per quarter commencing on April 1, 2017; (iv) 350,000 shares of Common Stock, which vest quarterly over one year in equal installments of 87,500 shares per quarter beginning May 1, 2017; (v) 100,000 shares of Common Stock, of which 12,500 shares vested on May 1, 2019 and the remaining shares vested quarterly in equal installments of 12,500 options per quarter commencing on August 1, 2019.

(2)

Mr. Marcelli received an option to purchase up to (i) 50,000 shares of Common Stock, of which 12,500 shares vested on August 10, 2015 and the remaining shares vested quarterly in equal installments of 12,500 shares; (ii) 1,150,000 shares of Common Stock at an exercise price of $.70 that vested immediately; and (iii) up to 100,000 shares of Common Stock, of which 25,000 shares vested on August 1, 2013 and the remaining shares vested quarterly in equal installments of 25,000 shares commencing on October 1, 2013; (iv) 100,000 shares of Common Stock, of which 12,500 shares vested on May 1, 2019 and the remaining shares vested quarterly in equal installments of 12,500 options per quarter commencing on August 1, 2019.

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

Employee, Severance, Separation and Change in Control Agreements

Dr. Michael S. Lebby Employee Agreement- Chief Executive Officer

On March 20, 2017, we entered into an employment agreement with Dr. Michael S. Lebby (the “Lebby Employment Agreement”). The term of the Lebby Employment Agreement commenced on May 1, 2017 for a period of 24 months, following which time the Lebby Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Upon entering into the Lebby Employment Agreement, Dr. Lebby was granted (i) 350,000 stock options, which have an exercise price of $0.70 per share and are fully vested at this time. In the event of a change in control of our Company, Dr. Lebby’s options shall remain exercisable as set forth in Dr. Lebby’s stock option agreement. On April 8, 2019, we entered into an amended employee agreement with Dr. Lebby to (i) increase his base salary to $278,250 per year effective May 1, 2019, (ii) provide him with eligibility to receive bonus compensation to be determined by the Board of Directors from time to time in its sole discretion, and (iii) extend his employee agreement’s expiration date to April 30, 2021. Additionally, Dr. Lebby was granted an option to purchase up to 100,000 shares of Company common stock at an exercise price equal to $1.04 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning on May 1, 2019.

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

Mr. James S. Marcelli Employee Agreement- President; Chief Operating Officer

On August 10, 2015, we entered into a new employment agreement with Mr. Marcelli, which was amended during 2015 and 2017 (collectively, the “Marcelli Employment Agreement”), which replaced his previous employment agreement, as amended. The term of the Marcelli Employment Agreement commenced on January 1, 2014 and expires December 31, 2019, following which time the Marcelli Employment Agreement will be renewed for successive 12-month periods at the end of each term upon the written agreement of the parties that shall be delivered by each party to the other not less than 60 days prior to the expiration of the existing term. Upon entering into the Marcelli Employment Agreement, Mr. Marcelli was granted (i) 50,000 stock options, which have an exercise price of $0.67 per share and are fully vested at this time. In the event of a change in control of our Company, Mr. Marcelli’s options shall remain exercisable as set forth in Mr. Marcelli’s stock option agreement. On April 8, 2019, we entered into an amended employee agreement with Mr. Marcelli, to (i) increase his base salary to $262,500 per year effective May 1, 2019, (ii) provide him with eligibility to receive bonus compensation to be determined by the Board of Directors from time to time in its sole discretion, and (iii) extend his employee agreement’s expiration date to December 31, 2021. Additionally, Mr. Marcelli was granted an option to purchase up to 100,000 shares of Company common stock at an exercise price equal to $1.04 per share. The options vest quarterly over two years in equal installments of 12,500 shares per quarter beginning on May 1, 2019.

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2019 fiscal year.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas E. Zelibor	8,700	—	79,069(3)	—	—	—	87,769
Joseph A. Miller	8,700	—	43,129(4)	—	—	—	51,829
Ronald A. Bucchi	8,700	—	57,505(5)	—	—	—	66,205
Siraj Nour El-Ahmadi	6,700	—	43,129(4)	—	—	—	51,829
Frederick Leonberger	144,700	—	66,211(4)	—	—	—	210,911

(1)

The amount in this column reflects cash compensation received under the Director Compensation Program of $2,000 per attendance at an in-person meeting and $700 per participation in a teleconference meeting. With respect to Dr. Leonberger only, it also reflects cash compensation received of $11,500 per month for serving on our Operations Committee.

(2)

The option awards in this column reflect options issued on January 14, 2019 to purchase shares of our Company’s common stock at an exercise price of $.84 that vest pursuant to the following schedule: 25% of the options vest immediately, and the remaining options vest in three equal quarterly installments of 25% of the options granted commencing on April 1, 2019.

(3)

Reflects an option to purchase up to 60,000 shares of common stock for board service and up to 50,000 shares of common stock for serving as Chair of the Board .

(4)

Reflects an option to purchase up to 60,000 shares of common stock for board service. With respect to Dr. Leonberger only, it also reflects an additional $23,082 for the amortization of an option to purchase up to 200,000 shares of common stock for board service that was granted in March 2017.

(5)

Reflects an option to purchase up to 60,000 shares of common stock for board service and up to 20,000 shares of common stock for serving as Audit Committee Chair.

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

The following table sets forth, as of March 16, 2020, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Security Ownership of Certain Beneficial Owners

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)	% Owned (3)(4)	Number of Options and Warrants Included in Amount and Nature of Beneficial Ownership (5)
Mary Goetz	4,517,306	5.0%	—

———————

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 16, 2020.

(3)

Based on 89,070,604 shares of common stock outstanding on March 16, 2020. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 16, 2020, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Represents options and warrants exercisable within 60 days from March 16, 2020.

The following table sets forth, as of March 16, 2020, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, and officers and directors as a group:

Security Ownership of Management

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)	Number of Options and Warrants Included in Amount and Nature of Beneficial Ownership (5)
Michael Lebby Chief Executive Officer, Principal Executive Officer and Director	775,143		*	712,500
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer, Secretary and Director	1,609,200		1.8%	1,362,500
Thomas E. Zelibor Chair of the Board of Directors	1,505,524	(6)	1.6%	1,455,000
Joseph A. Miller, Jr. Director	553,400		*	540,000
Ronald A. Bucchi Director	894,000	(7)	1.0%	720,000
Siraj Nour El-Ahmadi Director	540,000		*	540,000
Frederick Leonberger Director	1,065,000		1.1%	1,065,000
Directors and Officers as a Group (7 Persons):	6,942,267		7.7%	6,395,000

———————

* Less than 1%.

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 16, 2020.

(3)

Based on 89,070,604 shares of common stock outstanding on March 16, 2020. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 16, 2020, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Represents options and warrants exercisable within 60 days from March 16, 2020.

(6)

Mr. Zelibor disclaims beneficial ownership of 400 shares held by his spouse.

(7)

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

Transactions With Related Persons

None.

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

Director Independence

OTCQB Standards consist of certain regulations adopted by OTC Markets Group to prescribe the rights, privileges and obligations of companies with securities traded on the OTCQB market. The OTCQB Standards define an “Independent Director” as a person other than an executive officer or employee of the Company or any other person having a relationship which, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has affirmatively determined that the following directors, Joseph A. Miller, Jr., Ronald A. Bucchi, and Siraj Nour El-Ahmadi are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors.  In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The following members of our Board of Directors, Thomas E. Zelibor, Dr. Michael Lebby, James S. Marcelli and Frederick J. Leonberger are not independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2019 and December 31, 2018 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $56,000 for the year ended December 31, 2019 and $81,000 for the year ended December 31, 2018.

Audit-Related Fees.

Fees billed for the years ended December 31, 2019 and December 31, 2018 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2019 and $0 for the year ended December 31, 2018.

Tax Fees.

Fees billed for the years ended December 31, 2019 and December 31, 2018 for tax compliance services rendered by Morison Cogen, LLP were $6,000 for the year ended December 31, 2019 and $6,000 for the year ended December 31, 2018.

All Other Fees.

Fees billed for the years ended December 31, 2019 and December 31, 2018 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $25,000 for the year ended December 31, 2019 and $32,745  for the year ended December 31, 2018.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2019 and December 31, 2018 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
4.1	Description of Registrant's Securities	Filed herewith
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.6	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.7	Form of Director Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.8	Form of Director Indemnification Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.9	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.10	Operations Committee Charter	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
10.11	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.12	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008

10.13	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.14	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.15	2016 Equity Incentive Plan Amendment Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.16	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.17	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.18	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.19	Lease Agreement – Englewood, CO. Facility	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.20	Purchase Agreement dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
10.21	Registration Rights Agreement, dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Director	March 16, 2020
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 16, 2020
James S. Marcelli

/s/ Thomas E. Zelibor	Chair of the Board of Directors	March 16, 2020
Thomas E. Zelibor

/s/ Joseph A. Miller	Director	March 16, 2020
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 16, 2020
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 16, 2020
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 16, 2020
Frederick J. Leonberger

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Blue Bell, Pennsylvania

March 16, 2020

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,236,344	$2,174,625
Prepaid expenses and other current assets	372,549	537,959
	2,608,893	2,712,584

PROPERTY AND EQUIPMENT - NET	2,416,503	1,800,769

OTHER ASSETS
Intangible assets - net	939,481	938,239
Operating Lease - Right of Use - Building	859,979	—
	1,799,460	938,239

TOTAL ASSETS	$6,824,856	$5,451,592

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$88,423	$150,741
Current portion of equipment purchase	630,329	178,482
Accounts payable and accrued expenses - related parties	14,805	13,824
Deferred lease liability	41,778	51,148
Operating lease liability	156,524	—
Accrued expenses	65,769	1,155
	997,628	395,350

LONG TERM LIABILITIES
Deferred lease liability	163,632	149,180
Operating lease liability	703,455	—
Long term portion of equipment purchase	52,427	—
	919,514	149,180

TOTAL LIABILITIES	1,917,142	544,530

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
87,409,600 and 79,176,330 issued and outstanding at
December 31, 2019 and December 31, 2018	87,410	79,177
Additional paid-in-capital	69,076,240	62,356,854
Accumulated deficit	(64,255,936)	(57,528,969)

TOTAL STOCKHOLDERS' EQUITY	4,907,714	4,907,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,824,856	$5,451,592

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2018

	For the	For the
	Year Ending	Year Ending
	December 31, 2019	December 31, 2018

NET SALES	$—	$—

COST AND EXPENSE
Research and development	4,319,295	3,794,565
General and administrative	2,000,112	1,806,451
	6,319,407	5,601,016

LOSS FROM OPERATIONS	(6,319,407)	(5,601,016)

OTHER INCOME (EXPENSE)
Interest income	232	250
Commitment fee	(407,792)	(172,192)

NET LOSS	$(6,726,967)	$(5,772,958)

Basic and Diluted Loss per Share	$(0.08)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	83,299,508	76,395,750

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2018

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2017 (AUDITED)	74,068,259	$74,068	$56,698,658	$(51,756,011)	$5,016,715

Common stock issued to institutional investor	4,750,000	4,750	4,858,785	—	4,863,535
Common stock issued for commitment shares	158,071	159	172,033	—	172,192
Exercise of options	100,000	100	99,900		100,000
Exercise of warrants	100,000	100	61,400	—	61,500
Options issued for services	—	—	387,688	—	387,688
Warrants issued for services	—	—	78,390	—	78,390
Net loss for the year ending December 31, 2018	—	—	—	(5,772,958)	(5,772,958)

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	7,700,000	7,700	5,631,260	—	5,638,960
Common stock issued for commitment shares	533,270	533	407,259	—	407,792
Options issued for services	—	—	600,727	—	600,727
Warrants issued for services	—	—	80,140	—	80,140
Net loss for the year ending December 31, 2019	—	—	—	(6,726,967)	(6,726,967)

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2019 AND 2018

	For the	For the
	Year Ending	Year Ending
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,726,967)	$(5,772,958)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	80,140	78,390
Stock options issued for services	600,727	387,688
Common stock issued for services and fees	407,792	172,192
Depreciation and amortization and noncash patent expenses	698,694	465,795
Loss on disposal of property and equipment	—	10,084
Decrease in assets
Prepaid expenses and other current assets	165,410	247,288
(Decrease) increase in liabilities
Accounts payable	(62,318)	96,533
Accounts payable and accrued expenses-related parties	981	5,054
Deferred lease liability	5,082	—
Accrued expenses	64,614	(91,031)

Net cash used in operating activities	(4,765,845)	(4,400,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(82,195)	(397,479)
Purchase of property and equipment	(223,475)	(1,037,384)
Sale of property and equipment	—	2,500

Net cash used in investing activities	(305,670)	(1,432,363)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	— #	161,500
Issuance of common stock, institutional investor	5,638,960	4,863,535
Repayment of equipment purchase payable	(505,726)	(499,409)

Net cash provided by financing activities	5,133,234	4,525,626

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,719	(1,307,702)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,174,625	3,482,327

CASH AND CASH EQUIVALENTS - END OF YEAR	$2,236,344	$2,174,625

Supplemental Disclosure of Non-cash investing and financing activities:
Operating Lease - Right of Use - Building and Operating lease liability	$885,094	$—
Equipment acquisition funded by liability	1,010,000	—

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2019, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

DECEMBER 31, 2019 AND 2018

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

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments such as cash, accounts payable and accrued expenses approximate their fair values because of their short maturities.

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company will recognize revenue upon transfer of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of FASB ASC 606, the Company performs the following five steps:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue as (or when) the performance obligations are satisfied.

For product sales, revenue will be recognized at a point in time when the product is shipped or is delivered to the customer’s location.

For services performed, revenue will be recognized at a point in time when the service is performed. However, for certain contracts, revenue will be recognized over time as the customer simultaneously receives and consumes the benefits of performance as the Company performs the service.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2018 financial statement in order to conform to the 2019 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $587,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described in Note 9) to provide us with sufficient funds to maintain our operations over that period of time and until May 2022. Our current cash position enables us to finance our operations through May 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2019	December 31, 2018

Research & Development Credit	$158,612	$—
Insurance	89,828	226,363
Other	58,756	37,210
Rent	36,525	222,224
Prototype Devices	27,810	—
Prepaid Material	1,018	46,120
Stock award	—	6,042

	$372,549	$537,959

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2019	December 31, 2018

Office equipment	$84,751	$79,886
Lab equipment	3,733,057	2,513,459
Furniture	33,128	33,128
Leasehold improvements	229,401	220,389
	4,080,337	2,846,862
Less: Accumulated depreciation	1,663,834	1,046,093

	$2,416,503	$1,800,769

Depreciation expense for the years ending December 31, 2019 and 2018 was $617,741 and $400,780. During the year ended December 31, 2019, the Company did not sell or retire property and equipment. During the year ending December 31, 2018, the Company sold equipment for proceeds of $2,500 and a gain of $2,500. During the year ending December 31, 2018, the Company retired property and equipment and recorded a loss on the retirement of $12,584.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

On June 11, 2018, the Company purchased patents for $315,000.

Intangible assets consist of the following:

	December 31, 2019	December 31, 2018

Patents	$1,267,077	$1,184,882
Less: Accumulated amortization	327,596	246,643

	$939,481	$938,239

Amortization expense for the years ending December 31, 2019 and 2018 was $80,953 and $65,015. There were no patent costs written off for the years ended December 31, 2019 and December 31, 2018.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year		Interest	December 31,	December 31,
of Maturity	Classification	Rate	2019	2018

	Current	0.00%	$630,329	$178,482
2021	Long term	0.00%	52,427	—
			$682,756	$178,482

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

DECEMBER 31, 2019 AND 2018

NOTE 7 – COMMITMENTS (CONTINUED

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2020	$195,574
2021	201,501
2022	207,563
2023	213,781
2024	182,624
1,001,043
Less discounted interest	(141,064)

TOTAL	$859,979

In June 2018, the lease for the facility located in Longmont Colorado was terminated.

Rent expense approximating $114,559 and $38,220 is included in research and development and general and administrative expenses for the year ended December 31, 2019. Rent expense amounting to $149,131 and $51,791 is included in research and development and general and administrative expenses for the year ended December 31, 2018.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2019	2018

Current	$—	$—
Deferred	(1,779,000)	(1,503,000)
Change in valuation allowance	1,779,000	1,503,000

	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2019		2018
	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,413,000)	(21)	$(1,213,000)	(21)
State tax benefit, net of federal tax effect	(404,000)	(6)	(346,000)	(6)
Non-deductible share-based compensation	38,000	1	56,000	1
Change in valuation allowance	1,779,000	26	1,503,000	26
	$—	—	$—	—

The components of deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018

Deferred tax asset for NOL carryforwards	$13,524,000	$11,892,000
Share-based compensation	2,020,000	1,873,000
Valuation allowance	(15,544,000)	(13,765,000)

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2019 and 2018 was $15,544,000 and $13,765,000, respectively. The change in the total valuation for the year ended December 31, 2019 was an increase of $1,779,000 and for the year ended December 31, 2018 was an increase of $1,503,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2019, the Company had net operating loss carry forwards of approximately $50,090,000, expiring through the year ending December 31, 2039. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2019, the Company had no unrecognized tax benefits and no charge during 2019, and accordingly, the Company did not recognize any interest or penalties during 2019 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2019.

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

Common Stock Options and Warrants

2016 Purchase Agreement

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company's sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the period August 2016 through December 31, 2019, the institutional investor purchased 14,000,000 shares of common stock for proceeds of $13,150,370 and the Company issued 427,405 shares of common stock as additional commitment fee, valued at $456,367, fair value, leaving 222,595 in reserve for additional commitment fees. During the year ending December 31, 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value. The 2016 Purchase Agreement expired April, 2019.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. During the year ending December 31, 2019, the institutional investor purchased 6,150,000 shares of common stock for proceeds of $4,627,375 and the Company issued 150,391 shares of common stock as additional commitment fee, valued at $125,505, fair value. During January through March 16, 2020, the institutional investor purchased 1,625,000 shares of common stock for proceeds of $1,107,750 and the Company issued 36,004 shares of common stock as additional commitment fee, valued at $26,772, fair value, leaving 626,105 in reserve for additional commitment fees.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company.  The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2019, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of December 31, 2019, options to purchase 3,218,750 shares of common stock have been issued and are outstanding and 4,781,250 shares of common stock remain available for grants under the 2016 Plan.

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

As of December 31, 2019, there was $436,637 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2021.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Share-based compensation was recognized as follows:

	2019	2018

2007 Employee Stock Option Plan	$—	$15,149
2016 Equity Incentive Plan	600,727	372,539
Warrants	80,140	78,390

Total share-based compensation	$680,867	$466,078

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2019 and 2018:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2017	18,629,867	$0.57 - $1.69	$0.90

Granted	720,000	$1.07 - $1.27	$1.19
Expired	(100,000)	$0.90 - $.90	$0.90
Forfeited	(85,000)	$0.92 - $1.22	$0.96
Exercised	(200,000)	$0.615 - $1.00	$0.81

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Granted	1,327,500	$0.64 - $1.05	$0.80
Expired	(3,838,600)	$0.95 - $1.25	$1.13
Forfeited	(151,250)	$0.77 - $1.50	$0.91

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Exercisable, December 31, 2019	15,476,894	$0.57 - $1.69	$0.85

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2019 was $144,675. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.70 for the Company’s common stock on December 31, 2019. No options or warrants were exercised during 2019. During the year ending December 31, 2018, 100,000 warrants were exercised for proceeds of $61,500. During the year ending December 31, 2018, 100,000 options were exercised for proceeds of $100,000.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2019	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	15,476,894	3.7 Years	$0.85

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – RELATED PARTY

At December 31, 2019 the Company had a legal accrual to related party of $10,152 and travel and office expense accruals of officers in the amount of $4,653. At December 31, 2018 the Company had a legal and accounting service accrual to related party of $10,999 and travel and office expense accruals of officers in the amount of $2,825.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the years ending December 31, 2019 and 2018, the Company recognized $31,319 and $31,318 of expense.

During July 2017, the Company issued a warrant to purchase 150,000 shares of common stock at a purchase price of $1.48 per share for professional services to be rendered over a twelve month period commencing July 1, 2017.  The warrant was valued at $124,788, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2018, the Company recognized $47,072 of expense.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $45,663 was charged to expense and accrued for the year ending December 31, 2019 to all eligible non-executive participants. A contribution of $24,587 was charged to expense and accrued for the year ending December 31, 2018 to all eligible non-executive participants.