Form 10-Q
period 2020-03-31
Lightwave Logic, Inc.
filed 2020-05-11
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2020 was 90,595,133.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: lack of available funding; general economic and business conditions; deterioration in global economic and financial market conditions generally including as a result of pandemic health issues caused by COVID-19 and its effects, competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; and other factors beyond the Company's control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and under Part II, Item 1.A “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1

Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2020

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,028,259	$2,236,344
Prepaid expenses and other current assets	381,426	372,549
	2,409,685	2,608,893

PROPERTY AND EQUIPMENT - NET	2,243,565	2,416,503

OTHER ASSETS
Intangible assets - net	926,752	939,481
Operating Lease - Right of Use - Building	821,794	859,979
	1,748,546	1,799,460

TOTAL ASSETS	$6,401,796	$6,824,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$173,051	$88,423
Current portion of equipment purchase	445,204	630,329
Accounts payable and accrued expenses - related parties	38,815	14,805
Deferred lease liability	41,778	41,778
Operating lease liability	159,081	156,524
Accrued expenses	17,838	65,769
	875,767	997,628

LONG TERM LIABILITIES
Deferred lease liability	153,187	163,632
Operating lease liability	662,713	703,455
Long term portion of equipment purchase	13,107	52,427
	829,007	919,514

TOTAL LIABILITIES	1,704,774	1,917,142

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
89,578,547 and 87,409,600 issued and outstanding at
March 31, 2020 and December 31, 2019	89,579	87,410
Additional paid-in-capital	70,690,553	69,076,240
Accumulated deficit	(66,083,110)	(64,255,936)

TOTAL STOCKHOLDERS' EQUITY	4,697,022	4,907,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,401,796	$6,824,856

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2020 AND 2019

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2020	March 31, 2019

NET SALES	$—	$—

COST AND EXPENSE
Research and development	1,189,771	1,152,053
General and administrative	606,425	568,430
	1,796,196	1,720,483

LOSS FROM OPERATIONS	(1,796,196)	(1,720,483)

OTHER INCOME (EXPENSE)
Interest income	30	62
Commitment fee	(31,008)	(298,357)

NET LOSS	$(1,827,174)	$(2,018,778)

Basic and Diluted Loss per Share	$(0.02)	$(0.03)

Basic and Diluted Weighted Average Number of Shares	88,398,378	80,434,957

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2020

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	2,125,000	2,125	1,349,988	—	1,352,113
Common stock issued for commitment shares	43,947	44	30,964	—	31,008
Options issued for services	—	—	206,437	—	206,437
Warrants issued for services	—	—	26,924	—	26,924
Net loss for the three months ending March 31, 2020	—	—	—	(1,827,174)	(1,827,174)

BALANCE AT MARCH 31, 2020 (UNAUDITED)	89,578,547	$89,579	$70,690,553	$(66,083,110)	$4,697,022

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	2,000,000	2,000	1,417,585	—	1,419,585
Common stock issued for commitment shares	396,139	396	297,960	—	298,356
Options issued for services	—	—	187,383	—	187,383
Warrants issued for services	—	—	18,827	—	18,827
Net loss for the three months ending March 31, 2019	—	—	—	(2,018,778)	(2,018,778)

BALANCE AT MARCH 31, 2019 (UNAUDITED)	81,572,469	$81,573	$64,278,609	$(59,547,747)	$4,812,435

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,827,174)	$(2,018,778)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	26,924	18,827
Stock options issued for services	206,437	187,383
Common stock issued for services and fees	31,008	298,356
Depreciation and amortization of patents	199,171	138,832
Decrease in assets
Prepaid expenses and other current assets	(8,877)	242,535
(Decrease) increase in liabilities
Accounts payable	84,628	(29,116)
Accounts payable and accrued expenses-related parties	24,010	15,664
Deferred lease liability	(10,445)	(8,465)
Accrued expenses	(47,931)	8,178

Net cash used in operating activities	(1,322,249)	(1,146,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(8,149)	(11,810)
Purchase of property and equipment	(5,355)	(43,138)

Net cash used in investing activities	(13,504)	(54,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	1,352,113	1,419,585
Repayment of equipment purchase payable	(224,445)	(107,047)

Net cash provided by financing activities	1,127,668	1,312,538

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,085)	111,006

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,236,344	2,174,625

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,028,259	$2,285,631

Supplemental Disclosure of Non-cash operational activity:
Operating Lease - Right of Use - Building and Operating lease liability	$—	$885,094

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company).  These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2019 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. The interim operating results for the three months ending March 31, 2020 may not be indicative of operating results expected for the full year.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In mid March 2020 the Governor of Colorado declared a health emergency and issued an order to close all nonessential businesses. The Company temporarily curtailed most of its business operations from mid March 2020 through May 1, 2020. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

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

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss in 2020 and 2019, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2020 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. From late March through May 1, 2020, the Company curtailed most operations due to the COVID-19 pandemic. On April 24, 2020, the Company received $410,700 in loan funding from the Coronavirus Aid, Relief, and Economic Security Act (CARES) Paycheck Protection Program, administered by the U.S. Small Business Administration (See Note 13). We expect that we will incur approximately $586,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through August 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described in Note 9) to provide us with sufficient funds to maintain our operations over that period of time and until May 2022. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program, the majority of which the Company expects to be forgiven pursuant to loan forgiveness standards currently in effect.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2020	December 31, 2019

Research & Development Credit	$158,612	$158,612
Insurance	52,848	89,828
Other	73,497	58,756
Rent	36,525	36,525
Prototype Devices	57,737	27,810
Prepaid Material	2,207	1,018

	$381,426	$372,549

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019

Office equipment	$84,751	$84,751
Lab equipment	3,738,412	3,733,057
Furniture	33,128	33,128
Leasehold improvements	229,401	229,401
	4,085,692	4,080,337
Less: Accumulated depreciation	1,842,127	1,663,834

	$2,243,565	$2,416,503

Depreciation expense for the three months ending March 31, 2020 and 2019 was $178,293 and $118,422. During the three months ending March 31, 2020 and 2019, the Company did not retire or sell any property and equipment.

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

On June 11, 2018, the Company purchased patents for $315,000.

Patents consists of the following:

	March 31, 2020	December 31, 2019

Patents	$1,275,226	$1,267,077
Less: Accumulated amortization	348,474	327,596

	$926,752	$939,481

Amortization expense for the three months ending March 31, 2020 and 2019 was $20,878 and $20,410.  There were no patent costs written off for the three months ending March 31, 2020 and 2019.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year		Interest	March 31,	December 31,
of Maturity	Classification	Rate	2020	2019

	Current	0.00%	$445,204	$630,329
2021	Long term	0.00%	13,107	52,427
			$458,311	$682,756

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 7 – COMMITMENTS (CONTINUED)

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2020	$146,927
2021	201,501
2022	207,563
2023	213,781
2024	182,624
952,396
Less discounted interest	(130,602)

TOTAL	$821,794

Rent expense approximating $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended March 31, 2020. Rent expense approximating $28,409 and $9,470 is included in research and development and general and administrative expenses for the three months ended March 31, 2019.

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2020 and 2019 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of January 1, 2020, the Company had no unrecognized tax benefits, or any tax related interest or penalties.  There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2020.  The Company did not recognize any interest or penalties during 2019 related to unrecognized tax benefits.  With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

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

MARCH 31, 2020 AND 2019

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

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. During the period January 2019 through March 31, 2020, the institutional investor purchased 8,275,000 shares of common stock for proceeds of $5,979,487 and the Company issued 194,338 shares of common stock as additional commitment fee, valued at $156,513, fair value, leaving 618,162 in reserve for additional commitment fees. During the three month period ending March 31, 2020, the institutional investor purchased 2,125,000 shares of common stock for proceeds of $1,352,113 and the Company issued 43,947 shares of common stock as additional commitment fee, valued at $31,008, fair value. During April through May 2020, the institutional investor purchased 1,000,000 shares of common stock for proceeds of $510,312 and the Company issued 16,586 shares of common stock as additional commitment fee, valued at $9,283, fair value, leaving 601,576 in reserve for additional commitment fees.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company.  The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2020, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of March 31, 2020, options to purchase 3,580,000 shares of common stock have been issued and are outstanding and 4,411,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2020: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.9%, risk-free interest rate 1.82% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of March 31, 2020, there was $428,410 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2021.

Share-based compensation was recognized as follows:

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2020	March 31, 2019

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	206,437	187,383
Warrants	26,924	18,827

Total share-based compensation	$233,361	$206,210

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2020:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	370,000	$0.80	$0.80
Expired	(8,750)	$1.10	$1.10

Outstanding, March 31, 2020	16,663,767	$0.57 - $1.69	$0.85

Exercisable, March 31, 2020	15,759,079	$0.57 - $1.69	$0.85

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

There was no aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2020.  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.552 for the Company’s common stock on March 31, 2020.  No options or warrants were exercised during the three month period ending March 31, 2020.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2020	Contractual Life	Warrants Currently Exercisable

$0.57 - $1.69	15,759,079	3.59 Years	$0.85

NOTE 11 – RELATED PARTY

At March 31, 2020 the Company had a legal accrual to a related party of $25,315, director fees accrued in the amount of $10,000 and travel and office expense accruals of an officer in the amount of $3,500. At December 31, 2019 the Company had a legal accrual to related party of $10,152 and travel and office expense accruals of officers in the amount of $4,653.

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

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2020 and 2019, a contribution of $13,080 and $9,543 was charged to expense for all eligible non-executive participants.

NOTE 13 – SUBSEQUENT EVENTS

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds may be used to cover payroll costs, rent and utility costs.

The Company is currently operating under the Governor of Colorado’s Executive Order, Safer-at Home, expiring 30 days from April 27, 2020, unless extended further by Executive Order. The Company started slowly bringing some employees back into the facility on May 4, 2020 under the directives of the Governor’s Executive Order, and under the guidelines of the local and state health departments.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 18, 2019.

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs starting in late March. We currently are operating under the Governor of Colorado’s Executive Order, Safer-at Home, expiring 30 days from April 27, 2020, unless extended further by Executive Order.  We started slowly bringing some employees back into the facility on May 4, 2020 under the directives of the Governor’s Executive Order, and under the guidelines of the local and state health departments.  We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees and stockholders.

The COVID-19 pandemic has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including some of our contractors, collaborative partners and suppliers, have either shut down or are operating on a limited basis with employees working from home, some employees have been furloughed or laid off and social distancing has been mandated through stay-at-home orders, and continues with the Safer-at-Home orders. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to research and development, and financial position. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic cannot be currently determined. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company.

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

In May 2020, we announced that our latest electro-optic polymer material has exceeded target performance metrics at 1310 nanometers (nm), a wavelength commonly used in high-volume datacenter fiber optics. This material demonstrates an attractive combination at 1310 nm of high electro-optic coefficient, low optical loss and good thermal stability at 850 Celsius. The material is expected to enable modulators with 80 GHz bandwidth and low drive power, and has an electro-optic coefficient of 200 pm/V, an industry measure of how responsive a material is to an applied electrical signal. This metric, otherwise known as r33, is very important in lowering power consumption when the material is used in modulator devices. This technology is applicable to shorter reach datacenter operators, for whom decreasing power consumption is imperative to the bottom line of a facility. We considered this a truly historic moment—not only in our Company’s history, but in our industry--as we have demonstrated a polymer material that provides the basis for a world-class solution at the 1310 nm wavelength, something which other companies have spent decades attempting to achieve.

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

Results of Operations

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2020 and March 31, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $1,796,196 and $1,720,483 for the three months ended March 31, 2020 and 2019, respectively, for an increase of $75,713.  This is primarily due to increases in depreciation, research and development salaries and wages, investor relation expenses, research and development non-cash stock option and warrant amortization and other tax expenses offset by decreases in product development consulting expenses, laboratory and wafer fabrication materials and supplies, legal fees, general and administrative consulting expenses and research and development travel expenses.

Included in our operating expenses for the three months ended March 31, 2020 was $1,189,771 for research and development expenses compared to $1,152,053 for the three months ended March 31, 2019, for an increase of $37,718.  This is primarily due to increases in depreciation, research and development salaries and wages and non-cash stock option and warrant amortization offset by decreases in product development consulting expenses, laboratory and wafer fabrication materials and supplies and travel expenses.

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

Depreciation expense increased $59,907 from $115,385 for the three months ended March 31, 2019 to $175,292 for the three months ended March 31, 2020.  The primary reason for the increase was due to the addition of capital equipment for wafer fabrication and testing.

Wages and salaries increased $45,333 from $507,715 for the three months ended March 31, 2019 to $553,048 for the three months ended March 31, 2020.  The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Research and development non-cash stock option amortization increased $20,880 from $90,494 for the three months ended March 31, 2019 to $111,374 for the three months ended March 31, 2020.  The reason for the variation was due to stock options and warrants vesting schedules.

Product development consulting expenses decreased $55,028 from $149,035 for the three months ended March 31, 2019 to $94,007 for the three months ended March 31, 2020.  The primary reason for the decrease was due to the completion of a research and development project.

Laboratory and wafer fabrication materials and supplies decreased $24,559 from $134,488 for the three months ended March 31, 2019 to $109,929 for the three months ended March 31, 2020.  The primary reason for the decrease was the scale back of operations  due to the COVID-19 pandemic.

Travel expenses decreased $13,827 from $31,128 for the three months ended March 31, 2019 to $17,301 for the three months ended March 31, 2020.  The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $37,995 to $606,425 for the three months ended March 31, 2020 compared to $568,430 for the three months ended March 31, 2019.  The increase is primarily due to increases in investor relation expenses and other tax expenses offset by decreases in legal fees and general and administrative consulting expenses.

Investor relation expenses increased $35,125 to $41,375 for the three months ending March 31, 2020 from $6,250 for the three months ended March 31, 2019.  The primary reason for the increase was the engagement of an investor relations firm.

Other tax expenses increased $15,118 to $15,175 for the three months ending March 31, 2020 from $57 for the three months ending March 31, 2019. The primary reason for the increase was due to personal property tax on capital equipment.

Legal fees decreased $21,299 to $56,056 for the three months ended March 31, 2020 compared to $77,355 for the three months ended March 31, 2019.  The primary reason for the decrease was due to the reduction in legal needs during this period.

General and administrative consulting fees decreased $11,042 to $0 for the three months ending March 31, 2020 from $11,042 for the three months ended March 31, 2019.  The primary reason for the decrease was due to a reduction in consulting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $267,317 to $30,978 for the three months ending March 31, 2020 from $298,295 for the three months ending March 31, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $1,827,174 and $2,018,778 for the three months ended March 31, 2020 and 2018, respectively, for an decrease of $191,604, due primarily to decreases in commitment fee associated with the purchase agreement, product development consulting expenses, laboratory and wafer fabrication materials and supplies, legal fees, general and administrative consulting expenses and research and development travel expenses offset by increases in depreciation, research and development salaries and wages, investor relation expenses, research and development non-cash stock option and warrant amortization and other tax expenses.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

For the three months ended March 31, 2020

During the three months ended March 31, 2020, net cash used in operating activities was $1,322,249 and net cash used in investing activities was $13,504, which was due primarily to the Company’s research and development activities and general and administrative expenditures.  Net cash provided by financing activities for the three months ended March 31, 2020 was $1,127,668.  At March 31, 2020, our cash and cash equivalents totaled $2,028,259, our assets totaled $6,401,796, our liabilities totaled $1,704,774, and we had stockholders’ equity of $4,697,022.

For the three months ended March 31, 2019

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $586,000 of expenditures per month over the next 12 months.

Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. However, any additional funds provided by our Lincoln Park financing may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through August 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program (described below), the majority of which the Company expects to be forgiven pursuant to loan forgiveness standards currently in effect.

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

On April 23, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender.

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

Analysis of Cash Flows

For the three months ended March 31, 2020

Net cash used in operating activities was $1,322,249 for the three months ended March 31, 2020, primarily attributable to the net loss of $1,827,174 adjusted by $26,924 in warrants issued for services, $206,437 in options issued for services, $31,008 in common stock issued for services, $199,171 in depreciation expenses and patent amortization expenses, ($8,877) in prepaid expenses and $50,262 in accounts payable and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $13,504 for the three months ended March 31, 2020, consisting of $8,149 in cost for intangibles and $5,355 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $1,127,668 for the three months ended March 31, 2020 and consisted of $1,352,113 in proceeds from resale of common stock to an institutional investor offset by $224,445 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 4

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2020 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A    Risk Factors

The following risk factors supplement the Risk Factors described in the Company’s annual report on Form 10-K for the year ended December 31, 2019 and should be read in conjunction therewith.

Our operations and financial results could be adversely impacted by the COVID-19 pandemic, which has negatively impacted our stock price and could curtail our ability to raise necessary funds in the near-term on terms that are acceptable to us, and may negatively impact our business, results of operations, particularly with respect to our research and development, and financial position.

As a result of the COVID-19 global pandemic, many countries, including the United States, have declared national emergencies and have implemented preventive measures by limiting large public gatherings (social distancing) and shelter-in-place mandates. Many employers are restricting non-essential work travel and are requiring that employees work from their homes to limit personal interaction. Many businesses are closed or are operating in a substantially reduced fashion and many employees have been laid off. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic would have a negative impact on our business, results of operations, particularly with respect to our research and development, and financial condition. The COVID-19 pandemic has resulted in significant volatility and substantial declines in the stock markets, which has negatively impacted our stock price and negatively impacted our ability to raise significant funds in the near-term on terms that are acceptable to us. It is unknown the potential impact in the long-term in the event of a prolonged disruption or recession. In addition, the COVID-19 pandemic could impact the conduct of our research and development due to the slowdown or stoppage of modulator and materials development at our laboratory facility. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact of the COVID-19 pandemic to our business is difficult to predict.

The extent to which the COVID-19 pandemic will adversely impact our business, financial condition and results of operations is highly uncertain and cannot be predicted.

The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The extent to which COVID-19 will adversely impact our business, financial condition and results of operations is dependent upon numerous factors, many of which are highly uncertain, rapidly changing and uncontrollable. These factors include, but are not limited to: (i) the duration and scope of the pandemic; (ii) governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including travel restrictions, quarantines, social distancing, work-from-home and shelter-in-place orders and shut-downs; (iii) the impact on U.S. and global economies and the timing and rate of economic recovery; (iv) potential adverse effects on the financial markets and access to capital; (v) potential goodwill or other impairment charges; (vi) increased cybersecurity risks as a result of pervasive remote working conditions; (vii) our ability to effectively carry out our operations due to any adverse impacts on the health and safety of our employees and their families; and (viii) the ability of our collaborative partners to timely satisfy their collaborative obligations to us.

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

Date: May 11, 2020

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 11, 2020