Form 10-Q
period 2020-06-30
Lightwave Logic, Inc.
filed 2020-08-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-049-7368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 10, 2020 was 92,641,007.

i

Index

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

ii

Index

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Index

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,222,313	$2,236,344
Prepaid expenses and other current assets	556,411	372,549
	2,778,724	2,608,893

PROPERTY AND EQUIPMENT - NET	2,071,999	2,416,503

OTHER ASSETS
Intangible assets - net	926,862	939,481
Operating Lease - Right of Use - Building	782,985	859,979
	1,709,847	1,799,460

TOTAL ASSETS	$6,560,570	$6,824,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$136,853	$88,423
Current portion of equipment purchase	289,978	630,329
Accounts payable and accrued expenses - related parties	75,260	14,805
Deferred lease liability	41,778	41,778
PPP advance	410,700	—
Operating lease liability	161,681	156,524
Accrued expenses	33,143	65,769
	1,149,393	997,628

LONG TERM LIABILITIES
Deferred lease liability	142,742	163,632
Operating lease liability	621,304	703,455
Long term portion of equipment purchase	—	52,427
	764,046	919,514

TOTAL LIABILITIES	1,913,439	1,917,142

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
91,874,367 and 87,409,600 issued and outstanding at
June 30, 2020 and December 31, 2019	91,875	87,410
Additional paid-in-capital	72,302,294	69,076,240
Accumulated deficit	(67,747,038)	(64,255,936)

TOTAL STOCKHOLDERS' EQUITY	4,647,131	4,907,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,560,570	$6,824,856

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ending June 30, 2020	For the Three Months Ending June 30, 2019	For the Six Months Ending June 30, 2020	For the Six Months Ending June 30, 2019

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	1,057,470	1,069,460	2,247,241	2,221,514
General and administrative	574,803	504,227	1,181,228	1,072,657
	1,632,273	1,573,687	3,428,469	3,294,171

LOSS FROM OPERATIONS	(1,632,273)	(1,573,687)	(3,428,469)	(3,294,171)

OTHER INCOME (EXPENSE)
Interest income	295	62	325	124
Commitment fee	(31,950)	(42,204)	(62,958)	(340,560)

NET LOSS	$(1,663,928)	$(1,615,829)	$(3,491,102)	$(3,634,607)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	90,641,867	82,371,994	89,566,849	81,427,713

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

JUNE 30, 2020

	SIX-MONTH PERIOD ENDED JUNE 30, 2020

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	4,375,000	4,375	2,757,551	—	2,761,926
Common stock issued for commitment shares	89,767	90	62,868	—	62,958
Options issued for services	—	—	354,958	—	354,958
Warrants issued for services	—	—	50,677	—	50,677
Net loss for the six months ending June 30, 2020	—	—	—	(3,491,102)	(3,491,102)

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

	SIX-MONTH PERIOD ENDED JUNE 30, 2019

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	3,575,000	3,575	2,815,635	—	2,819,210
Common stock issued for commitment shares	441,628	441	340,119	—	340,560
Options issued for services	—	—	350,823	—	350,823
Warrants issued for services	—	—	40,829	—	40,829
Net loss for the six months ending June 30, 2019	—	—	—	(3,634,607)	(3,634,607)

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

JUNE 30, 2020

	THREE-MONTH PERIOD ENDED JUNE 30, 2020

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2020 (UNAUDITED)	89,578,547	$89,579	$70,690,553	$(66,083,110)	$4,697,022

Common stock issued to institutional investor	2,250,000	2,250	1,407,563	—	1,409,813
Common stock issued for commitment shares	45,820	46	31,904	—	31,950
Options issued for services	—	—	148,521	—	148,521
Warrants issued for services	—	—	23,753	—	23,753
Net loss for the three months ending June 30, 2020	—	—	—	(1,663,928)	(1,663,928)

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

	THREE-MONTH PERIOD ENDED JUNE 30, 2019

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2019 (UNAUDITED)	81,572,469	$81,573	$64,278,609	$(59,547,747)	$4,812,435

Common stock issued to institutional investor	1,575,000	1,575	1,398,050	—	1,399,625
Common stock issued for commitment shares	45,489	45	42,159	—	42,204
Options issued for services	—	—	163,440	—	163,440
Warrants issued for services	—	—	22,002	—	22,002
Net loss for the three months ending June 30, 2019	—	—	—	(1,615,829)	(1,615,829)

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2020 AND 2019

(UNAUDITED)

	For the Six Months Ending June 30, 2020	For the Six Months Ending June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,491,102)	$(3,634,607)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	50,677	40,829
Stock options issued for services	354,958	350,823
Common stock issued for services and fees	62,958	340,560
Depreciation and amortization of patents	396,101	298,892
(Increase) decrease in assets
Prepaid expenses and other current assets	(183,862)	157,094
(Decrease) increase in liabilities
Accounts payable	48,430	(34,911)
Accounts payable and accrued expenses- related parties	60,455	38,579
Deferred lease liability	(20,890)	(16,929)
PPP advance	410,700	—
Accrued expenses	(32,626)	22,181

Net cash used in operating activities	(2,344,201)	(2,437,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(29,101)	(34,036)
Purchase of property and equipment	(9,877)	(97,808)

Net cash used in investing activities	(38,978)	(131,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	2,761,926	2,819,210
Repayment of equipment purchase payable	(392,778)	(221,487)

Net cash provided by financing activities	2,369,148	2,597,723

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,031)	28,390

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,236,344	2,174,625

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,222,313	$2,203,015

Supplemental Disclosure of Non-cash operational activity:
Operating Lease - Right of Use - Building and Operating lease liability	$—	$885,094
Equipment acquisition funded by liability	—	774,081

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2019 Annual Report. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. The interim operating results for the three and six months ending June 30, 2020 may not be indicative of operating results expected for the full year.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In mid March 2020 the Governor of Colorado declared a health emergency and issued an order to close all nonessential businesses. The Company temporarily curtailed most of its business operations from mid March 2020 through May 1, 2020. The Company is currently operating under the guidelines of the State of Colorado Department of Public Health and Environment and the Governor of Colorado’s Executive Order, Safer-at Home, as amended.

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

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2020 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. From late March through May 1, 2020, the Company curtailed most operations due to the COVID-19 pandemic. On April 24, 2020, the Company received $410,700 in loan funding from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program, administered by the U.S. Small Business Administration (See Note 8). We expect that we will incur approximately $588,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through November 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described in Note 10) to provide us with sufficient funds to maintain our operations over that period of time and until May 2022. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. The Company continues to evaluate the requirements of the CARES Act that allow for forgiveness; and anticipates the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2020	December 31, 2019

Insurance	$207,815	$89,828
Research & Development Credit	126,066	158,612
Prototype Devices	95,846	27,810
Other	90,159	58,756
Rent	36,525	36,525
Prepaid Material	—	1,018

	$556,411	$372,549

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2020	December 31, 2019

Office equipment	$84,751	$84,751
Lab equipment	3,742,933	3,733,057
Furniture	33,128	33,128
Leasehold improvements	229,401	229,401
	4,090,213	4,080,337
Less: Accumulated depreciation	2,018,214	1,663,834

	$2,071,999	$2,416,503

Depreciation expense for the six months ending June 30, 2020 and 2019 was $354,381 and $258,318. Depreciation expense for the three months ending June 30, 2020 and 2019 was $176,088 and $139,897. During the three and six months ending June 30, 2020 and 2019, the Company did not retire or sell property and equipment.

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

On June 11, 2018, the Company purchased patents for $315,000.

Patents consist of the following:

	June 30, 2020	December 31, 2019

Patents	$1,296,178	$1,267,077
Less: Accumulated amortization	369,316	327,596

	$926,862	$939,481

Amortization expense for the six months ending June 30, 2020 and 2019 was $41,720 and $40,574. Amortization expense for the three months ending June 30, 2020 and 2019 was $20,842 and $20,164. There were no patent costs written off for the three and six months ending June 30, 2020 and 2019.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year of Maturity	Classification	Interest Rate	June 30, 2020	December 31, 2019

	Current	0.00%	$289,978	$630,329
2021	Long term	0.00%	—	52,427
			$289,978	$682,756

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING DECEMBER 31,	AMOUNT

2020	$98,279
2021	201,501
2022	207,563
2023	213,781
2024	182,624
903,748
Less discounted interest	(120,763)

TOTAL	$782,985

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 7 – COMMITMENTS (CONTINUED)

Rent expense amounting to $64,718 and $21,573 is included in research and development and general and administrative expenses for the six months ended June 30, 2020. Rent expense amounting to $56,818 and $18,939 is included in research and development and general and administrative expenses for the six months ended June 30, 2019. Rent expense amounting to $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended June 30, 2020. Rent expense amounting to $28,409 and $9,470 is included in research and development and general and administrative expenses for the three months ended June 30, 2019.

NOTE 8 – PPP ADVANCE

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds have been used to cover payroll costs, rent and utility costs. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. The Company continues to evaluate the requirements of the CARES Act that allow for forgiveness; and anticipates the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect. The Company expects to apply for loan forgiveness within 24 weeks of the loan issuance.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2020 and 2019 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2020, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2020. The Company did not recognize any interest or penalties during 2019 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

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

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. During the period January 2019 through June 30, 2020, the institutional investor purchased 10,525,000 shares of common stock for proceeds of $7,389,300 and the Company issued 240,158 shares of common stock as additional commitment fee, valued at $188,463, fair value, leaving 572,342 in reserve for additional commitment fees. During the six month period ending June 30, 2020, the institutional investor purchased 4,375,000 shares of common stock for proceeds of $2,761,926 and the Company issued 89,767 shares of common stock as additional commitment fee, valued at $62,958, fair value. During the three month period ending June 30, 2020, the institutional investor purchased 2,250,000 shares of common stock for proceeds of $1,409,813 and the Company issued 45,820 shares of common stock as additional commitment fee, valued at $31,950, fair value. During July through August 2020, the institutional investor purchased 750,000 shares of common stock for proceeds of $512,000 and the Company issued 16,640 shares of common stock as additional commitment fee, valued at $11,871, fair value, leaving 555,702 in reserve for additional commitment fees.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2020, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of June 30, 2020, options to purchase 3,670,000 shares of common stock have been issued and are outstanding and 4,321,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2020: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.5% to 78%, risk-free interest rate between 0.68% to 1.82% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of June 30, 2020, there was $304,749 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2022.

Share-based compensation was recognized as follows:

	For the Six Months Ending June 30, 2020	For the Six Months Ending June 30, 2019

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	354,958	350,823
Warrants	50,677	40,829

Total share-based compensation	$405,635	$391,652

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2020:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	460,000	$0.51 - $0.83	$0.78
Expired	(2,816,199)	$0.85 - $1.02	$0.93
Forfeited	(8,750)	$1.10	$1.10

Outstanding, June 30, 2020	13,937,568	$0.51 - $1.69	$0.83

Exercisable, June 30, 2020	13,274,445	$0.51 - $1.69	$0.83

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2020 was $488,381. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.765 for the Company’s common stock on June 30, 2020. No options or warrants were exercised during the six and three month period ending June 30, 2020 and 2019.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $1.69	13,274,445	4.06 Years	$0.83

NOTE 12 – RELATED PARTY

At June 30, 2020 the Company had a legal accrual to related party of $50,399, director fees accrued in the amount of $20,000 and travel and office expense accruals of officers in the amount of $4,861. At December 31, 2019 the Company had a legal accrual to related party of $10,152 and travel and office expense accruals of officers in the amount of $4,653.

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

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the six months ending June 30, 2020 and 2019, a contribution of $27,828 and $21,157 was charged to expense for all eligible non-executive participants. For the three months ending June 30, 2020 and 2019, a contribution of $14,748 and $11,614 was charged to expense for all eligible non-executive participants.

Index

Item 2Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020.

COVID-19

During this uncertain time, our critical priorities are the health and safety of our employees and contractors, all of whom began working from home and reduced travel to essential business needs starting in late March. We currently are operating under the guidelines of the State of Colorado Department of Public Health and Environment and the Governor of Colorado’s Executive Order, Safer-at Home, as amended. We began to incrementally bring certain employees back to work at our facilities on May 4, 2020 under the directives of the Governor’s Executive Order, and under the guidelines of the local and state health departments. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local authorities, or that we determine are in the best interests of our employees and stockholders.

The COVID-19 pandemic has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including some of our contractors, collaborative partners and suppliers, have either shut down or are operating on a limited basis with employees working from home, some employees have been furloughed or laid off and social distancing has been mandated through stay-at-home orders, and continues with the Safer-at-Home orders, as amended. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to research and development, and financial position. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic cannot be currently determined. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company.

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

Index

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

Index

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

Index

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

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps and beyond transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based ridge waveguide modulators to 100 Gbaud based ridge waveguide modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multichannel P2IC™ platform that spans 100 Gbps, 400 Gbps, 800 Gbps, and a scaling philosophy that will grow to 1.6 Tbps aggregated data-rate markets.

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

Index

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

Fiber optic datacenter and high-performance computing customers want to achieve the metric of $1/Gbps @ 400Gbps (this essentially means a single mode fiber optic link that has a total cost of $400 and operates with a data rate of 400Gbps ➔ which also means that each transceiver at each end of the fiber optic link must be able to be priced at $200), but as industry tries to match this target, it is already falling behind as can be seen in the Figure below which plots generic typical PIC based technology:

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

Index

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

Index

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

In July 2020, we announced the official launch of our new corporate website www.lightwavelogic.com, reflecting ongoing efforts to provide up-to-date information for investors and potential strategic partners. The revamped website offers a clean, modern design integrated with helpful tools and investor relations resources, including a new corporate explainer video, to illustrate the target markets and advantages of Lightwave Logic’s proprietary electro-optic polymers.

In August 2020, we announced the addition of Dr. Franky So, a leading authority in the OLED industry, to our Advisory Board. Dr. So is the Walter and Ida Freeman Distinguished Professor in the Department of Materials Science and Engineering at North Carolina State University. Previously, he was the Head of Materials and Device research for OLEDs at OSRAM Opto Semiconductors, as well as Motorola’s corporate research lab in the 1990s. Dr. So was an early researcher in electro-optic (EO) polymer modulators at Hoechst Celanese. As a member of the Company’s advisory board, Dr. So will work closely with management to enhance Lightwave’s product positioning for, as well as the promotion of, its polymer modulators made on its proprietary platform. In addition, he will provide technical support and advisory services to the Lightwave materials and device teams.

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

Index

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2020 and June 30, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $1,632,273 and $1,573,687 for the three months ended June 30, 2020 and 2019, respectively, for an increase of $58,586. This is primarily due to increases in depreciation, legal fees, investor relation expenses, accounting fees, product prototype development and material testing expense, product development consulting expenses, general and administrative wages and salaries, research and development rent and utility expenses offset by decreases in laboratory and wafer fabrication materials and supplies, travel expenses, shareholder meeting expenses, research and development non-cash stock option and warrant amortization and repair and maintenance expenditures.

Included in our operating expenses for the three months ended June 30, 2020 was $1,057,470 for research and development expenses compared to $1,069,460 for the three months ended June 30, 2019, for a decrease of $11,990. This is primarily due to decreases in laboratory and wafer fabrication materials and supplies, travel expenses, non-cash stock option and warrant amortization and repair and maintenance expenditures offset by increases in depreciation, product prototype development and material testing expense, product development consulting expenses and rent and utility expenses.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; material and device development operations, prototypes, electro-optic device designs, development and internal material and device testing; prototype device fabrication; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices, electro-optic materials platform and PIC development. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials platform; to build photonic device prototypes; hiring additional technical personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Laboratory and wafer fabrication materials and supplies decreased $43,707 from $121,660 for the three months ended June 30, 2019 to $77,953 for the three months ended June 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Travel expenses decreased $18,470 from $19,246 for the three months ended June 30, 2019 to $776 for the three months ended June 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

Research and development non-cash stock option amortization decreased $10,419 from $89,412 for the three months ended June 30, 2019 to $78,993 for the three months ended June 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Repair and maintenance expenses decreased $6,457 from $11,094 for the three months ended June 30, 2019 to $4,637 for the three months ended June 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Index

Depreciation expense increased $36,089 from $137,125 for the three months ended June 30, 2019 to $173,214 for the three months ended June 30, 2020. The primary reason for the increase was due to the addition of capital equipment for wafers fabricated the Company’s facility.

Product prototype development and material testing expense increased $17,399 from ($6,193) for the three months ended June 30, 2019 to $11,206 for the three months ended June 30, 2020. The primary reason for the increase was due to a vendor adjustment in the prior year.

Product development consulting expenses increased $12,460 from $96,663 for the three months ended June 30, 2019 to $109,123 for the three months ended June 30, 2020. The primary reason for the increase was due to product design and simulations.

Rent and utilities increased $10,315 from $43,715 for the three months ended June 30, 2019 to $54,030 for the three months ended June 30, 2020. The primary reason for the increase was due to increase in facility operating expenses and rent.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $70,576 to $574,803 for the three months ended June 30, 2020 compared to $504,227 for the three months ended June 30, 2019. The increase is primarily due to increases in legal fees, investor relation expenses, accounting fees and general and administrative wages and salaries offset by decreases in shareholder meeting expenses and travel expenses.

Legal fees increased $25,119 from $26,362 for the three months ended June 30, 2019 to $51,481 for the three months ended June 30, 2020. The primary reason for the variance was an overall increase in patent legal work.

Investor relation expenses increased $23,235 to $34,485 for the three months ending June 30, 2020 from $11,250 for the three months ended June 30, 2019. The primary reason for the increase was the engagement of an investor relations firm.

Accounting fees increased $18,500 from $39,000 for the three months ending June 30, 2019 to $57,500 for the three months ending June 30, 2020. The primary reason for the increase was due to services related to the Coronavirus Aid, Relief and Economic Security Act Paycheck Protection Program loan and other services performed.

General and administrative wages and salaries increased $12,426 from $138,700 for the three months ended June 30, 2019 to $151,126 for the three months ended June 30, 2020. The primary reason for the increase was due primarily to increase in salary and fringe benefit costs.

Shareholder meeting expenses decreased $11,318 from $50,830 for the three months ending June 30, 2019 to $39,512 for the three months ending June 30, 2020. The primary reason for the decrease was that the 2020 annual shareholder meeting was a virtual meeting due to the COVID-19 pandemic.

Travel expenses decreased $11,283 from $13,562 for the three months ended June 30, 2019 to $2,279 for the three months ended June 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $10,487 to $31,655 for the three months ending June 30, 2020 from $42,142 for the three months ending June 30, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Index

Net Loss

Net loss was $1,663,928 and $1,615,829 for the three months ended June 30, 2020 and 2019, respectively, for an increase of $48,099, due to increases in depreciation, legal fees, investor relation expenses, accounting fees, product prototype development and material testing expense, product development consulting expenses, general and administrative wages and salaries, research and development rent and utility expenses offset by decreases in laboratory and wafer fabrication materials and supplies, travel expenses, shareholder meeting expenses, research and development non-cash stock option and warrant amortization, commitment fee associated with the purchase agreement and repair and maintenance expenditures.

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2020 and June 30, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $3,428,469 and $3,294,171 for the six months ended June 30, 2020 and 2019, respectively, for an increase of $134,298. This is primarily due to increases in depreciation, salaries and wages, investor relation expenses, other tax expenses, accounting fees, product prototype development and material testing expense, research and development rent and utilities, internet expenses and research and development non-cash stock option and warrant amortization offset by decreases in laboratory and wafer fabrication materials and supplies, product development and general and administrative consulting expenses, travel expenses, shareholder meeting expenses and office expenses.

Included in our operating expenses for the six months ended June 30, 2020 was $2,247,241 for research and development expenses compared to $2,221,514 for the six months ended June 30, 2019, for an increase of $25,727. This is primarily due to increases in depreciation, research and development salaries and wages, product prototype development and material testing expense, rent and utilities and research and development non-cash stock option and warrant amortization offset by decreases in laboratory and wafer fabrication materials and supplies, product development consulting expenses and travel expenses.

Research and development expenses currently consist primarily of compensation for employees and consultants engaged in internal research, product development activities; material and device development operations, prototypes, electro-optic device designs, development and internal material and device testing; prototype device fabrication; costs; and related operating expenses.

We expect to continue to incur substantial research and development expense to develop and commercialize our photonic devices, electro-optic materials platform and PIC development. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials platform; to build photonic device prototypes; hiring additional technical personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

Depreciation expense increased $95,996 from $252,510 for the six months ended June 30, 2019 to $348,506 for the six months ended June 30, 2020. The primary reason for the increase was due to the addition of capital equipment for wafers fabricated the Company’s facility.

Wages and salaries increased $42,871 from $1,023,205 for the six months ended June 30, 2019 to $1,066,076 for the six months ended June 30, 2020. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Product prototype development and material testing expense increased $14,417 from $28,307 for the six months ended June 30, 2019 to $42,724 for the six months ended June 30, 2020. The primary reason for the increase was materials, wafers and packaged modulators testing.

Index

Rent and utilities increased $12,753 from $87,968 for the six months ended June 30, 2019 to $100,721 for the six months ended June 30, 2020. The primary reason for the increase was due to increase in facility operating expenses and rent.

Research and development non-cash stock option amortization increased $10,461 from $179,906 for the six months ended June 30, 2019 to $190,367 for the six months ended June 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Laboratory and wafer fabrication materials and supplies decreased $68,263 from $256,146 for the six months ended June 30, 2019 to $187,883 for the six months ended June 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Product development consulting expenses decreased $42,569 from $245,698 for the six months ended June 30, 2019 to $203,129 for the six months ended June 30, 2020. The primary reason for the decrease was due to the end of a research and development project.

Travel expenses decreased $32,297 from $50,375 for the six months ended June 30, 2019 to $18,078 for the six months ended June 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $108,571 to $1,181,228 for the six months ended June 30, 2020 compared to $1,072,657 for the six months ended June 30, 2019. The increase is primarily due to increases in investor relation expenses, other tax expenses, accounting fees, general and administrative wages and salaries and internet expenses offset by decreases in shareholder meeting expenses, office expenses, general and administrative travel expenses and general and administrative consulting expenses.

Investor relation expenses increased $58,360 to $75,860 for the six months ending June 30, 2020 from $17,500 for the six months ended June 30, 2019. The primary reason for the increase was the engagement of an investor relations firm.

Other tax expenses increased $22,826 to $30,175 for the six months ending June 30, 2020 from $7,349 for the six months ending June 30, 2019. The primary reason for the increase was due to personal property tax on capital equipment.

Accounting fees increased $20,000 from $78,000 for the six months ending June 30, 2019 to $98,000 for the six months ending June 30, 2020. The primary reason for the increase was due to services related to the Coronavirus Aid, Relief and Economic Security Act Paycheck Protection Program loan and other services performed.

General and administrative wages and salaries increased $19,265 from $282,497 for the six months ended June 30, 2019 to $301,762 for the six months ended June 30, 2020. The primary reason for the increase was due primarily to increase in salary and fringe benefit costs.

Internet expenses increased $11,506 from $1,748 for the six months ending June 30, 2019 to $13,254 for the six months ending June 30, 2020. The primary reason for the increase was due to the update of the Company website.

Shareholder meeting expenses decreased $13,951 from $54,245 for the six months ending June 30, 2019 to $40,294 for the six months ending June 30, 2020. The primary reason for the decrease was that the 2020 annual shareholder meeting was a virtual meeting due to the COVID-19 pandemic.

Office expenses decreased $13,443 from $43,768 for the six months ending June 30, 2019 to $30,325 for the six months ending June 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Travel expenses decreased $13,206 from $30,924 for the six months ended June 30, 2019 to $17,718 for the six months ended June 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

Index

General and administrative consulting fees decreased $11,042 to $0 for the six months ending June 30, 2020 from $11,042 for the six months ended June 30, 2019. The primary reason for the decrease was due to a reduction in consulting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $277,803 to $62,633 for the six months ending June 30, 2020 from $340,436 for the six months ending June 30, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $3,491,102 and $3,634,607 for the six months ended June 30, 2020 and 2019, respectively, for an decrease of $143,505, due primarily to decreases in commitment fee associated with the purchase agreement, laboratory and wafer fabrication materials and supplies, product development and general and administrative consulting expenses, travel expenses, shareholder meeting expenses and office expenses offset by increases in depreciation, salaries and wages, investor relation expenses, other tax expenses, accounting fees, product prototype development and material testing expense, research and development rent and utilities, internet expenses and research and development non-cash stock option and warrant amortization.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

For the six months ended June 30, 2020

During the six months ended June 30, 2020, net cash used in operating activities was $2,344,201 and net cash used in investing activities was $38,978, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the six months ended June 30, 2020 was $2,369,148. At June 30, 2020, our cash and cash equivalents totaled $2,222,313, our assets totaled $6,560,570, our liabilities totaled $1,913,439, and we had stockholders’ equity of $4,647,131.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. From late March through May 1, 2020, the Company curtailed most operations due to the COVID-19 pandemic. We expect that we will incur approximately $588,000 of expenditures per month over the next 12 months.

Index

Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. However, any additional funds provided by our Lincoln Park financing may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through November 2020 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program (described below), and we anticipate the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect.

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

On April 23, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. The Company continues to evaluate the requirements of the CARES Act that allow for forgiveness; and anticipates the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect.

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

Index

Analysis of Cash Flows

For the six months ended June 30, 2020

Net cash used in operating activities was $2,344,201 for the six months ended June 30, 2020, primarily attributable to the net loss of $3,491,102 adjusted by $50,677 in warrants issued for services, $354,958 in options issued for services, $62,958 in common stock issued for services, $396,101 in depreciation expenses and patent amortization expenses, ($183,862) in prepaid expenses, $55,369 in accounts payable and accrued expenses and $410,700 in proceeds from Paycheck Protection Plan refundable advance. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $38,978 for the six months ended June 30, 2020, consisting of $29,101 in cost for intangibles and $9,877 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $2,369,148 for the six months ended June 30, 2020 and consisted of $2,761,926 in proceeds from resale of common stock to an institutional investor offset by $392,778 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Index

Item 4Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2020 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II — OTHER INFORMATION

Item 1ARisk Factors

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

Item 6 Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Promissory Note made to Community Banks of Colorado dated April 23, 2020	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on 04/28/20
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101	XBRL

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 10, 2020