Form 10-Q
period 2020-09-30
Lightwave Logic, Inc.
filed 2020-11-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-0497368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350 Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2020 was 95,192,065.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: lack of available funding; general economic and business conditions; deterioration in global economic and financial market conditions generally including as a result of pandemic health issues caused by COVID-19 and its effects, competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; and other factors beyond the Company’s control.

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

ii

Index

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Index

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,200,311	$2,236,344
Prepaid expenses and other current assets	627,383	372,549
	2,827,694	2,608,893

PROPERTY AND EQUIPMENT - NET	1,935,437	2,416,503

OTHER ASSETS
Intangible assets - net	916,483	939,481
Operating Lease - Right of Use - Building	743,542	859,979
	1,660,025	1,799,460

TOTAL ASSETS	$6,423,156	$6,824,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$275,172	$88,423
Current portion of equipment purchase	185,078	630,329
Accounts payable and accrued expenses - related parties	70,901	14,805
Deferred lease liability	41,778	41,778
PPP advance	410,700	—
Operating lease liability	164,323	156,524
Accrued expenses	53,023	65,769
	1,200,975	997,628

LONG TERM LIABILITIES
Deferred lease liability	132,298	163,632
Operating lease liability	579,219	703,455
Long term portion of equipment purchase	—	52,427
	711,517	919,514

TOTAL LIABILITIES	1,912,492	1,917,142

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
93,916,931 and 87,409,600 issued and outstanding at
September 30, 2020 and December 31, 2019	93,917	87,410
Additional paid-in-capital	73,781,668	69,076,240
Accumulated deficit	(69,364,921)	(64,255,936)

TOTAL STOCKHOLDERS’ EQUITY	4,510,664	4,907,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,423,156	$6,824,856

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	For the Three Months Ending September 30, 2020	For the Three Months Ending September 30, 2019	For the Nine Months Ending September 30, 2020	For the Nine Months Ending September 30, 2019

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	1,145,314	1,134,372	3,392,555	3,355,887
General and administrative	444,182	441,575	1,625,410	1,514,231
	1,589,496	1,575,947	5,017,965	4,870,118

LOSS FROM OPERATIONS	(1,589,496)	(1,575,947)	(5,017,965)	(4,870,118)

OTHER INCOME (EXPENSE)
Interest income	303	63	628	187
Commitment fee	(28,690)	(33,328)	(91,648)	(373,888)

NET LOSS	$(1,617,883)	$(1,609,212)	$(5,108,985)	$(5,243,819)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)	$(0.06)	$(0.06)

Basic and Diluted Weighted Average Number of Shares	92,768,633	84,083,452	90,641,901	82,341,821

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	6,375,000	6,375	4,065,176	—	4,071,551
Common stock issued for commitment shares	132,331	132	91,516	—	91,648
Options issued for services	—	—	474,090	—	474,090
Warrants issued for services	—	—	74,646	—	74,646
Net loss for the nine months ending September 30, 2020	—	—	—	(5,108,985)	(5,108,985)

BALANCE AT SEPTEMBER 30, 2020 (UNAUDITED)	93,916,931	$93,917	$73,781,668	$(69,364,921)	$4,510,664

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2018 (AUDITED)	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	5,450,000	5,450	4,160,135	—	4,165,585
Common stock issued for commitment shares	485,385	485	373,403	—	373,888
Options issued for services	—	—	500,591	—	500,591
Warrants issued for services	—	—	57,005	—	57,005
Net loss for the nine months ending September 30, 2019	—	—	—	(5,243,819)	(5,243,819)

BALANCE AT SEPTEMBER 30, 2019 (UNAUDITED)	85,111,715	$85,112	$67,447,988	$(62,772,788)	$4,760,312

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

Common stock issued to institutional investor	2,000,000	2,000	1,307,625	—	1,309,625
Common stock issued for commitment shares	42,564	42	28,648	—	28,690
Options issued for services	—	—	119,132	—	119,132
Warrants issued for services	—	—	23,969	—	23,969
Net loss for the three months ending September 30, 2020	—	—	—	(1,617,883)	(1,617,883)

BALANCE AT SEPTEMBER 30, 2020 (UNAUDITED)	93,916,931	$93,917	$73,781,668	$(69,364,921)	$4,510,664

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2019

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT JUNE 30, 2019 (UNAUDITED)	83,192,958	$83,193	$65,904,260	$(61,163,576)	$4,823,877

Common stock issued to institutional investor	1,875,000	1,875	1,344,500	—	1,346,375
Common stock issued for commitment shares	43,757	44	33,284	—	33,328
Options issued for services	—	—	149,768	—	149,768
Warrants issued for services	—	—	16,176	—	16,176
Net loss for the three months ending September 30, 2019	—	—	—	(1,609,212)	(1,609,212)

BALANCE AT SEPTEMBER 30, 2019 (UNAUDITED)	85,111,715	$85,112	$67,447,988	$(62,772,788)	$4,760,312

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	For the Nine Months Ending September 30, 2020	For the Nine Months Ending September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,108,985)	$(5,243,819)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	74,646	57,005
Stock options issued for services	474,090	500,591
Common stock issued for services and fees	91,648	373,888
Depreciation and amortization of patents	589,358	499,197
Decrease (increase) in assets
Prepaid expenses and other current assets	(254,834)	269,630
Increase (decrease) in liabilities
Accounts payable	186,749	(39,051)
Accounts payable and accrued expenses- related parties	56,096	24,201
Deferred lease liability	(31,334)	(25,394)
PPP advance	410,700	—
Accrued expenses	(12,746)	29,354

Net cash used in operating activities	(3,524,612)	(3,554,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(39,564)	(52,022)
Purchase of property and equipment	(45,730)	(215,513)

Net cash used in investing activities	(85,294)	(267,535)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, institutional investor	4,071,551	4,165,585
Repayment of equipment purchase payable	(497,678)	(350,500)

Net cash provided by financing activities	3,573,873	3,815,085

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,033)	(6,848)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	2,236,344	2,174,625

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,200,311	$2,167,777

Supplemental Disclosure of Non-cash investing and financing activities:
Operating Lease - Right of Use - Building and Operating lease liability	$—	$885,094
Equipment acquisition funded by liability	—	774,081

See accompanying notes to these financial statements.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the Company). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Accounting Policies included in the 2019 Annual Report on Form 10K. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission. The interim operating results for the three and nine months ending September 30, 2020 may not be indicative of operating results expected for the full year.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. In mid-March 2020 the Governor of Colorado declared a health emergency and issued an order to close all nonessential businesses. The Company temporarily curtailed most of its business operations from mid-March 2020 through May 1, 2020. The Company is currently operating under the guidelines of the State of Colorado Department of Public Health and Environment and the Governor of Colorado’s Executive Order, Safer-at Home, as amended.

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

SEPTEMBER 30, 2020 AND 2019

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2020 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. From late March through May 1, 2020, the Company curtailed most operations due to the COVID-19 pandemic. On April 24, 2020, the Company received $410,700 in loan funding from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program, administered by the U.S. Small Business Administration (See Note 8). We expect that we will incur approximately $600,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through January 2021 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described in Note 10) to provide us with sufficient funds to maintain our operations over that period of time and until May 2022. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. The Company has submitted a loan forgiveness application under the provisions of the CARES Act that allow for forgiveness; and believes the Company has met the requirements for the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2020	December 31, 2019

Other	$221,393	$58,756
Insurance	147,553	89,828
Research & Development Credit	126,066	158,612
Prototype Devices	95,846	27,810
Rent	36,525	36,525
Prepaid Material	—	1,018

	$627,383	$372,549

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2020	December 31, 2019

Office equipment	$84,751	$84,751
Lab equipment	3,773,822	3,733,057
Furniture	33,128	33,128
Leasehold Improvements	234,366	229,401
	4,126,067	4,080,337
Less: Accumulated depreciation	2,190,630	1,663,834

	$1,935,437	$2,416,503

Depreciation expense for the nine months ending September 30, 2020 and 2019 was $526,796 and $438,417. Depreciation expense for the three months ending September 30, 2020 and 2019 was $172,415 and $180,098. During the three and nine months ending September 30, 2020 and 2019, the Company did not retire property and equipment.

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

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Patents consist of the following:

	September 30, 2020	December 31, 2019

Patents	$1,306,641	$1,267,077
Less: Accumulated amortization	390,158	327,596

	$916,483	$939,481

Amortization expense for the nine months ending September 30, 2020 and 2019 was $62,562 and $60,780. Amortization expense for the three months ending September 30, 2020 and 2019 was $20,842 and $20,206. There were no patent costs written off for the three and nine months ending September 30, 2020 and 2019.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year of Maturity	Classification	Interest Rate	September 30, 2020	December 31, 2019

	Current	0.00%	$185,078	$630,329
2021	Long term	0.00%	—	52,427
			$185,078	$682,756

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

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 7 – COMMITMENTS (CONTINUED)

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING DECEMBER 31,	AMOUNT

2020	$49,632
2021	201,501
2022	207,563
2023	213,781
2024	182,624
855,101
Less discounted interest	(111,559)

TOTAL	$743,542

Rent expense amounting to $97,077 and $32,359 is included in research and development and general and administrative expenses for the nine months ended September 30, 2020. Rent expense amounting to $84,582 and $28,194 is included in research and development and general and administrative expenses for the nine months ended September 30, 2019. Rent expense amounting to $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended September 30, 2020. Rent expense amounting to $27,764 and $9,254 is included in research and development and general and administrative expenses for the three months ended September 30, 2019.

NOTE 8 – PPP ADVANCE

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds have been used to cover payroll costs, rent and utility costs. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. The Company has submitted a loan forgiveness application under the provisions of the CARES Act that allow for forgiveness and believes the Company has met the requirements for the loan to be entirely forgiven pursuant to loan forgiveness standards currently in effect.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2020 and 2019 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2020, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2020. The Company did not recognize any interest or penalties during 2019 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

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

Common Stock Options and Warrants

2016 Purchase Agreement

In January 2016, the Company signed a Purchase Agreement with an institutional investor to sell up to $20,000,000 of common stock. The Company also entered into a registration rights agreement with the institutional investor whereby the Company agreed to file a registration statement related to the transaction with the U.S. Securities and Exchange Commission registering 5,000,000 shares of the Company’s common stock. The registration statement was filed on March 25, 2016. The registration statement became effective April 7, 2016. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on April 19, 2017 which became effective June 15, 2017. The Company registered an additional 5,000,000 shares pursuant to a registration statement filed on May 2, 2018 which became effective May 11, 2018. Under the Purchase Agreement and at Company’s sole discretion, the institutional investor has committed to invest up to $20,000,000 in common stock over a 36-month period. The Company issued 350,000 shares of restricted common stock to the institutional investor as an initial commitment fee valued at $237,965, fair value, and 650,000 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. During the three month period ending March 31, 2019, the institutional investor purchased 1,550,000 shares of common stock for proceeds of $1,011,585 and the Company issued 32,879 shares of common stock as additional commitment fee, valued at $24,162, fair value. The 2016 Purchase Agreement expired in April 2019.

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. During the period January 2019 through September 30, 2020, the institutional investor purchased 12,525,000 shares of common stock for proceeds of $8,698,925 and the Company issued 282,722 shares of common stock as additional commitment fee, valued at $217,153, fair value, leaving 529,778 in reserve for additional commitment fees. During the nine month period ending September 30, 2020, the institutional investor purchased 6,375,000 shares of common stock for proceeds of $4,071,551 and the Company issued 132,331 shares of common stock as additional commitment fee, valued at $91,648, fair value. During the three month period ending September 30, 2020, the institutional investor purchased 2,000,000 shares of common stock for proceeds of $1,309,625 and the Company issued 42,564 shares of common stock as additional commitment fee, valued at $28,690, fair value. During October through November 2020, the institutional investor purchased 1,250,000 shares of common stock for proceeds of $733,375 and the Company issued 25,134 shares of common stock as additional commitment fee, valued at $17,614, fair value, leaving 504,644 in reserve for additional commitment fees.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2020, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of September 30, 2020, options to purchase 3,702,500 shares of common stock have been issued and are outstanding and 4,297,500 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2020: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 64% to 78%, risk-free interest rate between 0.30% to 1.82% and expected option life of 4.6 to 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of September 30, 2020, there was $213,732 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2022.

Share-based compensation was recognized as follows:

	For the Nine Months Ending September 30, 2020	For the Nine Months Ending September 30, 2019

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	474,090	500,591
Warrants	74,646	57,005

Total share-based compensation	$548,736	$557,596

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2020:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	592,500	$0.51 - $0.83	$0.76
Expired	(2,941,199)	$0.85 - $1.02	$0.90
Forfeited	(8,750)	$1.10	$1.10

Outstanding, September 30, 2020	13,945,068	$0.51 - $1.69	$0.83

Exercisable, September 30, 2020	13,459,872	$0.51 - $1.69	$0.83

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2020 was $2,825. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.575 for the Company’s common stock on September 30, 2020. No options or warrants were exercised during the nine and three month period ending September 30, 2020 and 2019.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $1.69	13,459,872	3.87 Years	$0.83

NOTE 12 – RELATED PARTY

At September 30, 2020 the Company had a legal accrual to related party of $64,501, travel and office expense accruals of officers in the amount of $5,840 and accounting service fee accrual to a related party of $560. At December 31, 2019 the Company had a legal accrual to related party of $10,152 and travel and office expense accruals of officers in the amount of $4,653.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the nine and three months ending September 30, 2019, the Company recognized $31,319 and $0 of expense.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the nine months ending September 30, 2020 and 2019, a contribution of $39,811 and $32,974 was charged to expense for all eligible non-executive participants. For the three months ending September 30, 2020 and 2019, a contribution of $13,875 and $11,817 was charged to expense for all eligible non-executive participants.

Index

Item 2Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our differentiation at the device level is in higher speed, lower power consumption, simplicity of manufacturing and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2019, we developed new materials that promise to further lower power consumption. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem.

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

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries. This approach we call Polymer Plus™. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of particular relevance are the integrated silicon photonics platforms that combine optical and electronic functions.

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

Our Target Markets

Cloud computing and data centers

Big data is a general term used to describe the voluminous amount of unstructured and semi-structured data a Company creates – data that would take too much time and cost too much money to load into a relational database for analysis. Companies are looking to cloud computing in their data centers to access all the data. Inherent speed and bandwidth limits of traditional solutions and the potential of organic polymer devices offer an opportunity to increase the bandwidth, reduce costs and improve speed of access.

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

Index

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

Index

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platforms is within sight today:

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

Scalability in terms of cost reduction and high volume manufacturing can be enhanced by:

1)

Leverage of commercial silicon photonics manufacturing capacity. Our Polymer Plus ™ platform seeks to be additive to standard silicon photonics circuits

2)

Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration.

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

Also, in March 2019, our Company received the “Best Achievement in PIC Platform” award for our 100 GHz polymer platform from the PIC International Conference. The award recognizes innovative advances in the development and application of key materials systems driving today’s photonic integrated circuits (PICs) and providing a steppingstone to future devices.

During the second quarter of 2019, our Company promoted its polymers at CoInnovate in May and the World Technology Mapping Forum in June. CoInnovate is a meeting of semiconductor industry experts. The World Technology Mapping Forum is a group authoring a photonics roadmap out to 2030.

In September 2019 at the prestigious European Conference on Communications (ECOC) in Dublin, Ireland, we showed measured material response over frequency and the resulting optical data bits stream on our clean technology polymer materials, the newest addition to our family of PerkinamineTM polymers, that meet and exceed of our near-term target speed of 80 GHz. We also released data demonstrating stability under elevated temperatures in the activated (poled to create data carrying capability) state.

In October 2019, we reported that energy-saving polymer technology is highlighted in the recently published Integrated Photonics Systems Roadmap - International (IPSR-I). The roadmap validates the need for low-voltage, high-speed technologies such as ours.

In May 2020, we announced that our latest electro-optic polymer material has exceeded target performance metrics at 1310 nanometers (nm), a wavelength commonly used in high-volume datacenter fiber optics. This material demonstrates an attractive combination at 1310 nm of high electro-optic coefficient, low optical loss and good thermal stability at 850 Celsius. The material is expected to enable modulators with 80 GHz bandwidth and low drive power, and has an electro-optic coefficient of 200 pm/V, an industry measure of how responsive a material is to an applied electrical signal. This metric, otherwise known as r33, is very important in lowering power consumption when the material is used in modulator devices. This technology is applicable to shorter reach datacenter operators, for whom decreasing power consumption is imperative to the bottom line of a facility. We considered this a truly historic moment—not only in our Company’s history, but in our industry–as we have demonstrated a polymer material that provides the basis for a world-class solution at the 1310 nm wavelength, something which other companies have spent decades attempting to achieve.

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

Index

On October 7, 2020 we announced the receipt of U.S. Patent number 10,754,093 that improves both the performance and reliability of our high-speed, low-power electro-optic polymer modulators intended for datacenter and telecommunications applications. The patent allows multi-layered electro-optic polymer modulators to perform more efficiently through the design of custom interfaces. These interfaces are designed into the cladding layers that allow optical transmission, electrical conductivity, material integrity, as well as a prevention of solvents affecting adjacent polymer materials. The net impact of all of this allows for our Company’s modulators to improve performance across the board, enabling higher reliability in the fiber optic communications environment.

On October 15, 2020, we announced that our proprietary polymer technologies are compatible with currently available integrated photonics platforms. Our proprietary electro-optic materials are currently in the prototyping phase and are fabricated onto standard silicon wafers, and this Polymer Plus™ advancement, driven by the feedback our Company received from potential customers to-date, has allowed our materials to be suitable for additive integration to integrated photonics platforms such as silicon photonics, as well as indium phosphide and other standard platforms – therefore enabling simpler integration by customers. We believe this breakthrough allows a polymer modulator to enhance the performance of existing integrated photonics solutions in the marketplace, enabling higher speed and lower power consumption on foundry-fabricated photonics designs. Since our technology is additive to existing platforms such as silicon photonics, our electro-optic polymers are not actually competing with integrated photonic platforms, but rather enabling them to be more competitive in the marketplace, and it further validates our EO polymer platform as ideally suited to enable optical networking more efficiently than ever.

On October 21, 2020, we announced that we have optimized a robust, photo-stable organic polymer material for use in our next-generation modulators intended to be trialed with potential customers under NDA. Our materials show high tolerance to high-intensity infrared light, common in a fiber optic communications environment and increasingly important as higher density of devices access the network, directly resulting in higher intensity infrared light levels. Our preliminary results suggest that our recently developed electro-optic polymer material, designed based on potential customer input, displays unrivaled light tolerance (also known as photostability) compared to any organic commercial solution in use today. Our results meet both our current internal criteria and address potential customer feedback.

On November 2, 2020, we disclosed results on our polymer material stability testing including further results for electro-optic efficiency for our Company’s materials that operate both at 1550nm as well as 1310nm. We demonstrated test materials results for electro-optic efficiency to 4000hrs, improvement in sensitivity to oxygen as part of a broadband exposure test, and stability for polymers exposed to 1310nm light at 100mW.

As we move forward to diligently meet our goals, we continue to work closely with our packaging partner for the 50Gbaud and 100 Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. We are actively engaged with test equipment manufacturers of the most advanced test equipment to test our state-of-the-art polymer devices. We work with external foundries for development of the Polymer Plus™ platform. We continue to engage with multiple industry bodies to promote our roadmap. We continue to fine tune our business model with target markets, customers, and technical specifications. Discussions with prospective customers are validating that our modulators are ideally suited for the datacenter and telecommunications markets that are over 10km in length. Details of what these prospective customers are seeking from a prototype are delivered to our technical team.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2020 to three months ended September  30, 2019

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2020 and September 30, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Index

Operating Expenses

Our operating expenses were $1,589,496 and $1,575,947 for the three months ended September 30, 2020 and 2019, respectively, for an increase of $13,549. This is primarily due to increases in investor relation expenses, product development consulting, other tax expenses, director and officer insurance expense, legal fees and research and development non-cash stock option amortization offset by decreases in travel expenses, general and administrative non-cash stock option amortization and accounting fees.

Included in our operating expenses for the three months ended September 30, 2020 was $1,145,314 for research and development expenses compared to $1,134,372 for the three months ended September 30, 2019, for an increase of $10,942. This is primarily due to increases in product development consulting and non-cash stock option and warrant amortization offset by a decrease in travel expenses.

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

Product development consulting expenses increased $21,007 from $101,323 for the three months ended September 30, 2019 to $122,330 for the three months ended September 30, 2020. The primary reason for the increase was due to product design and development.

Research and development non-cash stock option amortization increased $7,677 from $80,910 for the three months ended September 30, 2019 to $88,587 for the three months ended September 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Travel expenses decreased $18,830 from $27,734 for the three months ended September 30, 2019 to $8,904 for the three months ended September 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $2,607 to $444,182 for the three months ended September 30, 2020 compared to $441,575 for the three months ended September 30, 2019. The increase is primarily due to increases in investor relation expenses, other tax expenses, director and officer insurance expense and legal fees offset by decreases in general and administrative non-cash stock option amortization, travel expenses and accounting fees.

Investor relation expenses increased $28,222 to $35,055 for the three months ending September 30, 2020 from $6,833 for the three months ended September 30, 2019. The primary reason for the increase was the engagement of an investor relations firm.

Other tax expenses increased $12,000 to $15,000 for the three months ending September 30, 2020 from $3,000 for the three months ending September 30, 2019. The primary reason for the increase was due to personal property tax on capital equipment.

Director and officer insurance expenses increased $10,731 to $50,532 for the three months ended September 30, 2020 from $39,801 for the three months ended September 30, 2019. The primary reason for the increase was an increase in insurance premiums due to the COVID-19 pandemic.

Index

Legal fees increased $9,170 from $13,188 for the three months ended September 30, 2019 to $22,358 for the three months ended September 30, 2020. The primary reason for the variance was an overall increase in legal work.

General and administrative non-cash stock option amortization decreased $30,520 from $85,034 for the three months ended September 30, 2019 to $54,514 for the three months ended September 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Travel expenses decreased $17,945 from $23,245 for the three months ended September 30, 2019 to $5,300 for the three months ended September 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

Accounting fees decreased $10,315 from $48,375 for the three months ending September 30, 2019 to $38,060 for the three months ending September 30, 2020. The primary reason for the decrease was primarily due to decrease in accounting services.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $4,878 to $28,387 for the three months ending September 30, 2020 from $33,265 for the three months ending September 30, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $1,617,883 and $1,609,212 for the three months ended September 30, 2020 and 2019, respectively, for an increase of $8,671, due primarily to increases in investor relation expenses, product development consulting, other tax expenses, director and officer insurance expense, legal fees and research and development non-cash stock option amortization offset by decreases in travel expenses, general and administrative non-cash stock option amortization, accounting fees and commitment fee associated with the purchase agreement.

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2020 and September 30, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

Our operating expenses were $5,017,965 and $4,870,118 for the nine months ended September 30, 2020 and 2019, respectively, for an increase of $147,847. This increase is primarily due to increases in investor relation expenses, depreciation, wages and salaries, other tax expenses, director and officer insurance expense, research and development non-cash stock option and warrant amortization, internet expenses, legal fees and filing fees offset by decreases in travel expenses, laboratory and wafer fabrication materials and supplies, consulting expenses, general and administrative non-cash stock option and warrant amortization, office expenses and shareholders meeting expenses.

Included in our operating expenses for the nine months ended September 30, 2020 was $3,392,555 for research and development expenses compared to $3,355,887 for the nine months ended September 30, 2019, for an increase of $36,668. This is primarily due to increases in depreciation, research and development salaries and wages and research and development non-cash stock option and warrant amortization offset by decreases in laboratory and wafer fabrication materials and supplies, travel expenses and product development consulting expenses.

Index

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

Depreciation expense increased $88,566 from $429,704 for the nine months ended September 30, 2019 to $518,270 for the nine months ended September 30, 2020. The primary reason for the increase was due to the addition of capital equipment for wafers fabricated the Company’s facility.

Wages and salaries increased $46,125 from $1,550,600 for the nine months ended September 30, 2019 to $1,596,725 for the nine months ended September 30, 2020. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Research and development non-cash stock option amortization increased $18,138 from $260,816 for the nine months ended September 30, 2019 to $278,954 for the nine months ended September 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Laboratory and wafer fabrication materials and supplies decreased $62,049 from $359,637 for the nine months ended September 30, 2019 to $297,588 for the nine months ended September 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Travel expenses decreased $51,127 from $78,108 for the nine months ended September 30, 2019 to $26,981 for the nine months ended September 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

Product development consulting expenses decreased $21,561 from $347,021 for the nine months ended September 30, 2019 to $325,460 for the nine months ended September 30, 2020. The primary reason for the decrease was due to the end of a research and development project.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

General and administrative expenses increased $111,179 to $1,625,410 for the nine months ended September 30, 2020 compared to $1,514,231 for the nine months ended September 30, 2019. The increase is primarily due to increases in investor relation expenses, other tax expenses, director and officer insurance expense, general and administrative wages and salaries, internet expenses, legal fees and filing fees offset by decreases in travel expenses, general and administrative non-cash stock option and warrant amortization, office expenses, shareholders meeting expenses and general and administrative consulting expenses.

Investor relation expenses increased $86,581 to $110,914 for the nine months ending September 30, 2020 from $24,333 for the nine months ended September 30, 2019. The primary reason for the increase was the engagement of an investor relations firm.

Other tax expenses increased $34,826 to $45,175 for the nine months ending September 30, 2020 from $10,349 for the nine months ending September 30, 2019. The primary reason for the increase was due to personal property tax on capital equipment.

Director and officer insurance expenses increased $19,514 to $133,707 for the nine months ended September 30, 2020 from $114,193 for the nine months ended September 30, 2019. The primary reason for the increase was an increase in insurance premiums due to the COVID-19 pandemic.

Index

General and administrative wages and salaries increased $19,011 from $429,745 for the nine months ended September 30, 2019 to $448,756 for the nine months ended September 30, 2020. The primary reason for the increase was due primarily to increase in salary and fringe benefit costs.

Internet expenses increased $12,993 from $2,409 for the nine months ending September 30, 2019 to $15,402 for the nine months ending September 30, 2020. The primary reason for the increase was due to the update of the Company website.

Legal fees increased $12,991 from $116,905 for the nine months ended September 30, 2019 to $129,896 for the nine months ended September 30, 2020. The primary reason for the variance was an overall increase in legal work.

Filing fees increased $10,127 from $5,937 for the nine months ended September 30, 2019 to $16,064 for the nine months ended September 30, 2020. The primary reason for the increase is the timing of invoices for the prior nine month period ending September 30, 2020.

Travel expenses decreased $31,151 from $54,167 for the nine months ended September 30, 2019 to $23,016 for the nine months ended September 30, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

General and administrative non-cash stock option amortization decreased $26,998 from $296,780 for the nine months ended September 30, 2019 to $269,782 for the nine months ended September 30, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Office expenses decreased $15,292 from $57,209 for the nine months ending September 30, 2019 to $41,917 for the nine months ending September 30, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Shareholders meeting expenses decreased $14,147 from $54,992 for the nine months ending September 30, 2019 to $40,845 for the nine months ending September 30, 2020. The primary reason for the decrease was that the 2020 annual shareholders meeting was a virtual meeting due to the COVID-19 pandemic.

General and administrative consulting fees decreased $11,042 to $0 for the nine months ending September 30, 2020 from $11,042 for the nine months ended September 30, 2019. The primary reason for the decrease was due to a reduction in consulting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $282,681 to $91,020 for the nine months ending September 30, 2020 from $373,701 for the nine months ending September 30, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

Net loss was $5,108,985 and $5,243,819 for the nine months ended September 30, 2020 and 2019, respectively, for a decrease of $134,834, due primarily to decreases in commitment fee associated with the purchase agreement, travel expenses, laboratory and wafer fabrication materials and supplies, consulting expenses, general and administrative non-cash stock option and warrant amortization, office expenses and shareholders meeting expenses offset by increases in investor relation expenses, depreciation, wages and salaries, other tax expenses, director and officer insurance expense, research and development non-cash stock option and warrant amortization, internet expenses, legal fees and filing fees.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of these significant accounting policies.

Index

Liquidity and Capital Resources

For the nine months ended September 30, 2020

During the nine months ended September 30, 2020, net cash used in operating activities was $3,524,612 and net cash used in investing activities was $85,294, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the nine months ended September 30, 2020 was $3,573,873. At September 30, 2020, our cash and cash equivalents totaled $2,200,311, our assets totaled $6,423,156, our liabilities totaled $1,912,492, and we had stockholders’ equity of $4,510,664.

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

Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. However, any additional funds provided by our Lincoln Park financing may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through January 2021 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service other than the loan under the Paycheck Protection Program (described below). The loan is eligible for forgiveness as part of the CARES Act (described below) if certain requirements currently in effect are met. Our Company has submitted a loan forgiveness application under the provisions of the CARES Act that allow for forgiveness; and we believe our Company has met the requirements for the loan to be entirely forgiven pursuant to current loan forgiveness standards. The application is currently under review.

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

Index

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

On April 23, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan is eligible for forgiveness as part of the CARES Act if certain requirements currently in effect are met. Our Company has submitted a loan forgiveness application under the provisions of the CARES Act that allow for forgiveness; and we believe our Company has met the requirements for the loan to be entirely forgiven pursuant to current loan forgiveness standards. The application is currently under review.

We expect that our cash used in operations will continue to increase through 2020 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the nine months ended September 30, 2020

Net cash used in operating activities was $3,524,612 for the nine months ended September 30, 2020, primarily attributable to the net loss of $5,108,985 adjusted by $74,646 in warrants issued for services, $474,090 in options issued for services, $91,648 in common stock issued for services, $589,358 in depreciation expenses and patent amortization expenses, ($254,834) in prepaid expenses, $198,765 in accounts payable and accrued expenses and $410,700 in proceeds from Paycheck Protection Plan refundable advance. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $85,294 for the nine months ended September 30, 2020, consisting of $39,564 in cost for intangibles and $45,730 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $3,573,873 for the nine months ended September 30, 2020 and consisted of $4,071,551 in proceeds from resale of common stock to an institutional investor offset by $497,678 repayment of equipment purchased.

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

Index

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 4Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2020 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

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

Item 2Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
July 2020	Warrants – right to buy 100,000 shares of common stock at $0.67 per share issued for services.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Index

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

Date: November 9, 2020

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 9, 2020