Form 10-K
period 2020-12-31
Lightwave Logic, Inc.
filed 2021-03-31
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $69,865,538 as of June 30, 2020.

As of March 31, 2021, there were 101,758,709 shares outstanding of the registrant’s common stock, $.001 par value.

i

Index

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

Index

PART I

Item 1.Business.

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2ICTM technology platform which uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

Our differentiation at the device level is in higher speed, lower power consumption, simplicity of manufacturing and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2020, we made continued to make advances in techniques to translate material properties to efficient, reliable devices. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem.

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

Index

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

Current photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack ™ and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, with much simpler modulation techniques.

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries. This approach we call Polymer Plus™. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of particular relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot ™. This design is based on a slot modulator fabricated into semiconductor wafers that include both silicon and indium phosphide.

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

Index

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

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures of 1750C. Additionally, these materials have demonstrated photochemical stability, even after being subjected to tensor light for over 4,000 hours and exhibited little electro optic degradation even after 2,500 hours of continuous exposure to temperatures at 1100C – exceeding typical commercial operating temperatures of approximately 850C, as found in data center applications. After successfully achieving material test results that either met or exceeded commercial requirements (subsequently confirmed by an outside entity), in late 2016, the Company began production of its first photonic prototype device, a ridge waveguidemodulator which is called a Polymer Stack™.

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

Index

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

Index

We are aware of other academic and commercial development efforts—some by larger companies with vastly more financial resources than we possess. However, we believe that no one yet has developed organic polymer materials that have demonstrated the combination of thermal stability and photochemical stability that can meet or exceed commercial specifications.

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

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We actively filed technical utility patents over the past few years, and are currently in the process of readying a number of other inventions for formal filings in 2021. We expect to continue innovating with our P2IC platform for the next couple of years. We had a number of patents issued over the past few months indicating that our technology is being recognized as being unique.

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

In total, our patent portfolio consists of 56 granted patents that include 44 from the US, 1 from Canada, 5 from the EU, 2 from Japan and 2 from China.

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

Index

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

Index

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

Index

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

On November 20, 2020 we announced the receipt of U.S. Patent number 10,591,755 that details an important invention that allows users of electro-optic polymer modulators to not only operate the devices with high speed and low power directly from CMOS IC chips, but gives them the opportunity to avoid the expense, physical footprint and power consumption of high-speed modulator driver ICs. Furthermore, this patent strengthens our freedom of manufacturing, and directly enables our modulators to become more competitive in the marketplace.

On December 16, 2020 we announced the development of a new sealant for our future Chip-on-Board (COB) packaged polymer platform. The sealant, which blocks oxygen and other atmospheric gases, is a key step in our Company's development towards a polymer modulator without a package, an important enabling technology for the industry. We plan to develop the sealant for commercial implementation in our future modulators. Recent results suggest that our electro-optic polymer sealant material displays encouraging barrier properties and is expected to translate to significant improvement in bare chip robustness against atmospheric gases, as compared to existing EO polymer commercial solutions in use today. While the initial measurements are highly promising, our Company plans to continue development work to further optimize the sealant material and barrier performance towards the chip-on-board goal.

Index

On January 13, 2021, we announced the receipt of U.S. Patent number 10,886,694 that details an invention that allows electro-optic polymer modulators to be packaged in a hermetic environment using well-known, high-volume and low-cost fabrication processes that are available in a typical semiconductor fabrication foundry – improving suitability for mass production. Further, the design of this capsule package can improve both the reliability and the coupling interface between fiber optic cables and their laser sources for arrayed photonic integrated circuit solutions. The package can also interpose signals from an underlying circuit board to the polymer modulators, lasers, and other components for data transfer. The hermetic capsule is built from a semiconductor base that contains electrical and optical circuits and components. A hermetic capsule chamber is created by the design of a semiconductor lid that is sealed to the semiconductor base platform by a metallization process. Using standardized fabrication techniques we can now create a package that achieves the performance, reliability, cost, and volume requirements that has been a challenge for the photonics industry for years.

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

Index

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

2030
Total Telecom Core/Metro 42%
Total Datacom 44%
Total Telecom Access
Total Datacom
Total Telecom Access
Total Telecom Core/Metro

Index

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

Index

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

Index

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

1.

Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this.

2.

Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.

3.

Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.

4.

Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages.

Scalability in terms of cost reduction and high volume manufacturing can be enhanced by:

1.

Leverage of commercial silicon photonics manufacturing capacity. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.

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

Index

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $4,529,498 and $4,319,295 for the years ended December 31, 2020 and 2019, respectively.

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our polymer optical materials. They include:

Ridge Waveguide Modulator, Polymer Stack ™

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

Index

We believe the ridge waveguide modulator Polymer Stack™ represents our first commercially viable device and targets the fiber optics communications market. We have completed internal market analysis and are initially targeting interconnect reach distances of greater than 10km. In these markets, the system network companies are looking to implement modulator-based transceivers that can handle aggregated data rates 100 Gbps and above. The market opportunity for greater than 10km is worth over $1B over the next decade.

Ridge Waveguide Modulator, Polymer Stack ™

Using the ridge waveguide design, we are developing a more compact modulator to be implemented directly with existing integrated photonics platforms such as silicon photonics and Indium Phosphide. As our electro-optic polymers are applied in liquid form, they can be deposited as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries. This approach we call Polymer Plus™. The advantage of this approach is that it allows existing semiconductor integrated photonics platforms such as silicon photonics and indium phosphide to be upgraded with higher speed modulation functionality with the use of polymers in a straight-forward and simple approach. Further, our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines.

A large majority of commercial silicon photonics platforms utilize large silicon photonics foundries such as those that manufacture IC products for a number of applications such as communications, computing, consumer, etc. In order to seamlessly integrate our polymer materials to upgrade for example, silicon photonics designs, partnering with a silicon foundry is necessary.

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

With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide modulator which is called Polymer Slot™, the test modulators demonstrated less than 2.2 volts to operate. Initial speeds exceeded 30-35 GHz in the telecom, 1550 nanometer frequency band. This is equivalent to 4 x 10Gbps, inorganic, lithium niobate modulators that would require approximately 12-16 volts to move the same amount of information.

We are continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with an associated third-party research. We are now designing Polymer Slot™ modulators to operate at data rates greater than 50 Gbaud.

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

Index

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

Index

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

Index

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

Index

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are II-VI, Lumentum, NeoPhotonics, Molex, Broadcom Avago. Additionally, large inorganic modulator component manufacturers include Sumitomo Osaka Cement, Fujitsu and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

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

Employees

We currently have 19 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 3 additional full-time employees in 2021. We believe that we have good relations with our employees.

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

Index

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

Index

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $6,715,564 for the year ended December 31, 2020 and $6,726,967 for the year ended December 31, 2019. We anticipate that we will continue to incur operating losses through at least 2021.

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

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products including work in association with external partners. The transition from a focus on research and development to being a vendor of products requires effective planning and management. Additionally, growth arising from the expected synergies from future acquisitions will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

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

Index

We will require additional capital to continue to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through December 2021; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $25 million (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”), we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms.

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

Index

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

Index

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

Index

One of our significant target markets is the telecommunications market, which historically has not accepted polymer modulators.

One of our significant target markets is the telecommunications market, which demands high reliability optical components. Historically, polymer modulators have not been accepted into this market even though polymer modulators have achieved Telcordia™ based specifications. It is clear that the telecommunications market is demanding higher and higher data rates for its optical components, and may again decide that polymer based modulators are not suitable even if higher data rates, high reliability, and low power consumption are demonstrated.

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

Our operations and financial results could be adversely impacted by the COVID-19 pandemic, which has at times negatively impacted our stock price and could curtail our ability to raise necessary funds in the near-term on terms that are acceptable to us, and may negatively impact our business, results of operations, particularly with respect to our research and development, and financial position.

As a result of the COVID-19 global pandemic, many countries, including the United States, have declared national emergencies and have implemented preventive measures by limiting large public gatherings (social distancing) and shelter-in-place mandates. Many employers are restricting non-essential work travel and are requiring that employees work from their homes to limit personal interaction. Many businesses are closed or are operating in a substantially reduced fashion and many employees have been laid off. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic would have a negative impact on our business, results of operations, particularly with respect to our research and development, and financial condition. The COVID-19 pandemic has resulted in significant volatility and substantial declines in the stock markets, which has negatively impacted our stock price at times which in turn has negatively impacted our ability to raise significant funds in during those times on terms that are acceptable to us. It is unknown the potential impact in the long-term in the event of a prolonged disruption or recession. In addition, the COVID-19 pandemic could impact the conduct of our research and development due to the slowdown or stoppage of modulator and materials development at our laboratory facility. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact of the COVID-19 pandemic to our business is difficult to predict.

Index

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

As of December 31, 2020, we have outstanding options and warrants to purchase an aggregate of 10,022,500 shares of our common stock at exercise prices ranging from $0.51 - $1.69 per share with a weighted average exercise price of $0.84 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park.

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

Index

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

Index

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

Index

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

Index

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

Index

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $250 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date. Even if we remain a smaller reporting company, if our public float exceeds $250 million and our annual revenues are greater than $100 million, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Securities Exchange Act of 1934 (“Exchange Act”), including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources. For as long as we are a non-accelerated filer, as defined in Rule 12b-2 under the Exchange Act, our auditors will not be required to attest as to our internal control over financial reporting. If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, are unable to assert that our internal control over financial reporting is effective or, once required, our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the SEC or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our Company’s common stock is quoted on the OTCMarkets (OTCQX) under the symbol "LWLG." The trading market for our common stock is limited, accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, your ability to sell our common stock, or the prices at which you may be able to sell our common stock.

Index

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

Our articles of incorporation, as amended, allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders thereof the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock or other preferred stockholders and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock or existing preferred stock, if any.

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

Nevada law, as well as our articles of incorporation, as amended, and bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•

authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;

•

prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

Index

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

Nevada Revised Statutes, the terms of our employee stock option agreements and other contractual provisions may also discourage, delay or prevent a change in control of our Company. Nevada Revised Statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation, as amende, and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute contains certain limitations and it may not apply to our Company. Our 2016 Equity Incentive Plan includes change-in-control provisions that allow us to grant options that may become vested immediately upon a change in control. Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our Company even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

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

Item 1B.Unresolved Staff Comments.

Not Applicable.

Item 2.Properties.

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our annual base rent during 2021 is expected to be approximately $201,501.

Item 3.Legal Proceedings.

We are not aware of any litigation or threatened litigation of a material nature.

Item 4.Mine Safety Disclosures.

Not Applicable.

Index

PART II

Item 5.Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock is traded on the OTCQX under the symbol “LWLG”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholders

As of March 31, 2021, there were approximately 106 holders of our common stock, including The Depository Trust Company, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2020.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,207,500 (1)	$0.85	4,242,500
Equity compensation plans not approved by security holders (2)	1,815,000	$0.77	0
Total	10,022,500	$0.84	4,242,500

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

Index

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
July 2020	Warrants — right to buy 100,000 shares of common stock at $.67 per share issued for services.
December 2020	Common Stock — 2,073,052 shares of Common Stock at $.80 per share pursuant to warrant exercises.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Item 6.Selected Financial Data.

Not Applicable.

Item 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Index

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

Results of Operations

Comparison of year ended December 31, 2020 to year ended December 31, 2019

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2020 and December 31, 2019. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into full commercialization.

Index

Operating Expenses

Our operating expenses were $6,599,974 and $6,319,407 for the years ended December 31, 2020 and 2019, respectively, for an increase of $280,567. This increase is primarily due to increases in wages and salaries, investor relation expenses, depreciation, legal fees, director and officer insurance expense, research and development non-cash stock option and warrant amortization, other tax expenses, internet expenses and research and development rent offset by decreases in travel expenses, general and administrative non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, office expenses, shareholders meeting expenses and general and administrative consulting expenses.

Included in our operating expenses for the year ended December 31, 2020 was $4,529,498 for research and development expenses compared to $4,319,295 for the year ended December 31, 2019, for an increase of $210,203. This is primarily due to increases in research and development salaries and wages, depreciation, research and development non-cash stock option and warrant amortization and research and development rent offset by decreases in laboratory and wafer fabrication materials and supplies and travel expenses.

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

Research and development wages and salaries increased $201,863 from $1,943,700 for the year ended December 31, 2019 to $2,145,563 for the year ended December 31, 2020. The reason for the variation was primarily due to an increase in full time technical personnel working on device and material development.

Depreciation expense increased $83,754 from $606,127 for the year ended December 31, 2019 to $689,881 for the year ended December 31, 2020. The primary reason for the increase was due to the addition of capital equipment for the fabrication of wafers in the Company’s facility.

Research and development non-cash stock option amortization increased $23,016 from $326,253 for the year ended December 31, 2019 to $349,269 for the year ended December 31, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

Research and development rent increased $9,332 from $184,343 for the year ended December 31, 2019 to $193,675 for the year ended December 31, 2020. The primary reason for the increase was due to increase in facility operating expenses and rent.

Laboratory and wafer fabrication materials and supplies decreased $60,077 from $460,367 for the year ended December 31, 2019 to $400,290 for the year ended December 31, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Research and development travel expenses decreased $59,469 from $95,456 for the year ended December 31, 2019 to $35,987 for the year ended December 31, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

General and administrative expense consists primarily of compensation and support costs for management staff, and for other general and administrative costs, including executive, sales and marketing, investor relations, accounting and finance, legal, consulting and other operating expenses.

Index

General and administrative expenses increased $70,364 to $2,070,476 for the year ended December 31, 2020 compared to $2,000,112 for the year ended December 31, 2019. The increase is primarily due to increases in investor relation expenses, legal fees, director and officer insurance expense, other tax expenses, general and administrative wages and salaries and internet expenses offset by decreases in general and administrative non-cash stock option and warrant amortization, travel expenses, office expenses, shareholders meeting expenses and general and administrative consulting expenses.

Investor relation expenses increased $100,753 to $145,261 for the year ending December 31, 2020 from $44,508 for the year ended December 31, 2019. The primary reason for the increase was the engagement of an investor relations firm.

Legal fees increased $41,318 from $139,276 for the year ended December 31, 2019 to $180,594 for the year ended December 31, 2020. The primary reason for the variance was an overall increase in legal work.

Director and officer insurance expenses increased $30,245 to $184,239 for the year ended December 31, 2020 from $153,994 for the year ended December 31, 2019. The primary reason for the increase was an increase in insurance premiums due to the COVID-19 pandemic.

Other tax expenses increased $20,786 to $81,571 for the year ending December 31, 2020 from $60,785 for the year ending December 31, 2019. The primary reason for the increase was due to personal property tax on capital equipment.

General and administrative wages and salaries increased $20,761 from $575,471 for the year ended December 31, 2019 to $596,232 for the year ended December 31, 2020. The primary reason for the increase was due primarily to increase in salary and fringe benefit costs.

Internet expenses increased $13,014 from $5,747 for the year ending December 31, 2019 to $18,761 for the year ending December 31, 2020. The primary reason for the increase was due to the update of the Company website.

General and administrative non-cash stock option amortization decreased $68,695 from $354,614 for the year ended December 31, 2019 to $285,919 for the year ended December 31, 2020. The reason for the variation was due to stock options and warrants vesting schedules.

General and administrative travel expenses decreased $43,962 from $71,634 for the year ended December 31, 2019 to $27,672 for the year ended December 31, 2020. The primary reason for the decrease was the scale back of travel due to the COVID-19 pandemic.

Office expenses decreased $20,759 from $72,414 for the year ending December 31, 2019 to $51,655 for the year ending December 31, 2020. The primary reason for the decrease was the scale back of operations due to the COVID-19 pandemic.

Shareholders’ meeting expenses decreased $12,612 from $54,992 for the year ending December 31, 2019 to $42,380 for the year ending December 31, 2020. The primary reason for the decrease was that the 2020 annual shareholders meeting was a virtual meeting due to the COVID-19 pandemic.

General and administrative consulting fees decreased $11,042 to $0 for the year ending December 31, 2020 from $11,042 for the year ended December 31, 2019. The primary reason for the decrease was due to a reduction in consulting fees.

We expect general and administrative expense to increase in future periods as we increase the level of corporate and administrative activity, including increases associated with our operation as a public company; and significantly increase expenditures related to the future production and sales of our products.

Other Income (Expense)

Other expenses decreased $291,970 to $115,590 for the year ending December 31, 2020 from $407,560 for the year ending December 31, 2019, relating to the commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Index

Net Loss

Net loss was $6,715,564 and $6,726,967 for the years ended December 31, 2020 and 2019, respectively, for a decrease of $11,403, due primarily to decreases in commitment fee associated with the purchase agreement, travel expenses, general and administrative non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, office expenses, shareholders meeting expenses and general and administrative consulting expenses offset by increases in wages and salaries, investor relation expenses, depreciation, legal fees, director and officer insurance expense, research and development non-cash stock option and warrant amortization, other tax expenses, internet expenses and research and development rent.

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

Liquidity and Capital Resources

For the year ended December 31, 2020

During the year ended December 31, 2020, net cash used in operating activities was $4,873,863 and net cash used in investing activities was $217,984, which was due primarily to the Company’s research and development activities and general and administrative expenditures. Net cash provided by financing activities for the year ended December 31, 2020 was $6,162,093. At December 31, 2020, our cash and cash equivalents totaled $3,306,590, our assets totaled $7,366,778, our liabilities totaled $1,591,332, and we had stockholders’ equity of $5,775,446.

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

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $700,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through December 2021 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

Index

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

We expect that our cash used in operations will continue to increase during 2021 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the year ended December 31, 2020

Net cash used in operating activities was $4,873,863 for the year ended December 31, 2020, primarily attributable to the net loss of $6,715,564 adjusted by $95,774 in warrants issued for services, $539,414 in options issued for services, $116,366 in common stock issued for services, $784,419 in depreciation expenses and patent amortization expenses, ($194,636) in prepaid expenses, $89,664 in accounts payable and accrued expenses and $410,700 in proceeds from Paycheck Protection Plan refundable advance. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $217,984 for the year ended December 31, 2020, consisting of $59,923 in cost for intangibles and $158,061 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $6,162,093 for the year ended December 31, 2020 and consisted of $1,658,442 in proceeds from exercise of warrants, $5,173,300 in proceeds from resale of common stock to an institutional investor offset by $669,649 repayment of equipment purchased.

Index

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.Financial Statements and Supplementary Data

Our Financial Statements of are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

Not Applicable.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Index

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

This annual report does not include an attestation report of our Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s attestation in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Not Applicable.

Index

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Identity of directors, executive officers and significant employees

Name	Age	Position	Director Class/ Term

Michael Lebby	60	Director; Chief Executive Officer	Class II Expires 2022
James S. Marcelli	73	Director; President; Chief Operating Officer, Secretary	Class III Expires 2023
Thomas E. Zelibor	66	Chair of the Board of Directors	Class III Expires 2023
Joseph A. Miller	79	Director	Class II Expires 2022
Ronald A Bucchi	66	Director	Class II Expires 2022
Siraj Nour El-Ahmadi	56	Director	Class I Expires 2021
Frederick J. Leonberger	73	Director	Class I Expires 2021

Business experience of directors, executive officers, and significant employees

Dr. Michael Lebby. Dr. Lebby has served as our Chief Executive Officer since May 1, 2017 and as a director of our Company since August 26, 2015. He also previously served a member of our Operations Committee until April 30, 2017. Dr. Lebby is in charge of the overall general management of the Company and supervision of Company policies, setting the Company’s strategies, formulating and overseeing the Company’s business plan, raising capital, expanding the Company’s management team and the general promotion of the Company From June 2013 to 2015, Dr. Lebby has served as President and CEO of OneChip Photonics, Inc., a privately held company headquartered in Ottawa, Canada, that is a leading provider of low-cost, small-footprint, high-performance indium phosphide (InP)-based photonic integrated circuits (PICs) and PIC-based optical sub-assemblies (OSAs) for the Data Center markets. Also, from 2013 to 2015 Dr. Lebby served as part-time full professor, and chair of optoelectronics at Glyndwr University in Wales, UK, to bring forward advanced materials, device, and integrated photonics based technologies for the datacenter and high performance computing markets. During the period 2014 to 2016, Dr. Lebby focused on a foundry based model for InP-based photonic integrated circuits (PICs) and optoelectronic integrated circuits (OEICs) in the datacenter segment and was instrumental in assembling California’s proposal (via USC) to the Federal Government for an integrated photonics manufacturing institute. Dr. Lebby holds a Doctor of Engineering, a Ph.D., a MBA and a bachelor’s degree, all from the University of Bradford, United Kingdom. Dr. Lebby has well over 200 issued utility patents with the USPTO. This number expands to over 450 if international derivative patents are included.

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

Index

Thomas E. Zelibor, Rear Admiral, USN (Ret). RADM Zelibor has served as our Chair of the Board of Directors (non-executive) since May 1, 2017. Previously, has served as our Chief Executive Officer and Chair of the Board of Directors (executive) from May 2012 to April 30, 2017. Mr. Zelibor also previously served as Chair of the Board of Directors (non-executive) of our Company since October 2011 and has served as a director of our Company since July 2008. He also previously served on our Operation Committee. Mr. Zelibor is currently the Chief Executive Officer of the Space Foundation. Mr. Zelibor previously served as a Director of Nuvectra Corp., the Chief Executive Officer and President of Zelibor & Associates, LLC, a management-consulting firm and as the Chief Executive Officer and President of Flatirons Solutions Corp. Prior to that time, RADM Zelibor served in the U.S. Navy in a number of positions, including as the Dean of the College of Operational and Strategic Leadership at the United States Naval War College where he was responsible for the adoption of a corporate approach to leadership development; Director of Global Operations, United States Strategic Command; Director, Space, Information Warfare, Command and Control on the Navy staff; Department of the Navy, Deputy Chief Information Officer (CIO), Navy; Commander, Carrier Group Three and Commander, Naval Space Command. Mr. Zelibor earned his bachelor’s degree from the United States Naval Academy and has been a participant in the Senior Leader in Residence Program and a visiting scholar for the Zell Center for Risk Research at the Kellogg School of Management, Northwestern University.

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

Mr. Siraj Nour El-Ahmadi. Mr. El-Ahmadi has served as a director of our Company since October 2, 2013, and he currently serves a member of our Audit Committee. Since 2004, Mr. El-Ahmadi has served as Founder, President and Chief Executive Officer of Menara Networks, a developer of innovative products and solutions that simplify layered optical transport networks. Mr. El-Ahmadi has over 17 years of experience in optical transmission in particular and the telecom industry in general. Prior to founding Menara, Mr. El-Ahmadi served as Vice President-Marketing & Product Management at Nortel where he was responsible for the OPTera LH 4000 ULR product (acquired from Qtera) that achieved over $200M in revenues in its first two years. Prior to that, Mr. El-Ahmadi was the Product Architect & Vice President of Product Management at Qtera Corporation, a successful technology start-up acquired by Nortel in 2000 for $3.25 billion. Mr. El-Ahmadi also held a Senior Manager position at Bell Northern Research and worked as a Transmission Engineer at WilTel (WorldCom) where he evaluated and deployed the world’s first bidirectional EDFA and bi-directional WDM transmission. Mr. El-Ahmadi holds a BS and MS in Electrical Engineering from the University of Oklahoma, is a member of Eta Kappa Nu and is the inventor of 11 patents, issued or pending, in the area of optical communications. He has authored a number of publications and is a frequent speaker at telecom and optical networking events and conferences.

Index

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

Code of Ethics

Our Company has adopted a Code of Ethics and Business Conduct that applies to all of the Company’s employees, including its principal executive officer and principal financial officer. A copy of our Code of Ethics and Business Conduct is available for review on the “Investors - Corporate Governance” page of our Company’s website lightwavelogic.com. The Company intends to disclose any changes in or waivers from its Code of Ethics and Business Conduct by posting such information on its website.

Nominating Committee

Our Board of Directors does not have a nominating committee. This is due to our development stage and smaller sized Board of Directors. Instead of having such a committee, our entire Board of Directors historically has searched for and evaluated qualified individuals to become nominees for membership on our Board of Directors. No material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors has occurred since we last provided disclosure regarding these procedures in our Definitive Schedule 14A filed on April 21, 2020.

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

Index

Item 11.Executive Compensation.

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

Index

Elements of Executive Officer Compensation

The primary elements of our executive officer compensation program are: (i) annual base salary; and (ii) long-term equity incentive compensation in the form of stock option grants, with the objective of aligning the executive officers' long-term interests with those of the shareholders.

In establishing overall executive compensation levels and making specific compensation decisions for the executives in 2020, the Board of Directors considered a number of criteria, including the executive's position, any applicable employment agreement, prior compensation levels, scope of responsibilities, prior and current period performance, attainment of individual and overall company performance objectives and retention concerns. In addition, the Board of Directors considered the results of the advisory vote by shareholders on the "say-on-pay" proposal presented to shareholders at the Company’s 2018 Annual Meeting of Shareholders where approximately 96% of the votes cast on the “say-on-pay” proposal was voted for approval of the 2017 executive compensation. In determining our 2020 executive compensation program, the Board of Directors reviewed the results of the say-on-pay vote and concluded that changes to the program were not desired by our shareholders for 2020. Therefore, our 2020 executive compensation approach was overall generally in line with the executive officer compensation approach previously approved by our shareholders.

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

Index

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for the fiscal years ended December 31, 2020 and 2019.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)(1)	(d)	(e)(2)	(f)(2)	(g)(3)	(h)

Dr. Michael S. Lebby	2020	278,250	—	—	42,178	3,024	323,452
CEO; Director	2019	273,833	—	—	38,805	2,963	315,601

James S. Marcelli	2020	262,500	—	—	42,178	2,189	306,867
President; COO; Sec., Director	2019	258,333	—	—	38,805	2,245	299,383

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

Index

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

No plan-based awards were granted to our named executive officers during the last completed fiscal year.

The table below summarizes all of the outstanding equity awards for our named executive officers as of December 31, 2020, our latest fiscal year end.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options(#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
			(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)

Dr. Michael S. Lebby	200,000	—	—	0.69	08/25/25
CEO, Director(1)(3)	50,000	—	—	0.68	01/28/26
	50,000	—	—	0.85	01/16/27
	350,000	—	—	0.70	03/19/27
	87,500	12,500	—	1.04	04/07/29

James S. Marcelli	50,000	—	—	0.67	08/09/25
President, COO, Sec.,	1,150,000	—	—	0.70	06/30/25
Director(2)(3)	100,000	—	—	1.00	05/16/23
	87,500	12,500	—	1.04	04/07/29

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

Index

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

Index

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

Compensation of Directors

Set forth below is a summary of the compensation of our directors during our December 31, 2020 fiscal year.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)(1)	($)	($)(2)	($)	($)	($)	($)
Thomas E. Zelibor	7,400	—	66,932(3)	—	—	—	74,332
Joseph A. Miller	7,400	—	36,508(4)	—	—	—	43,008
Ronald A. Bucchi	7,400	—	48,678(5)	—	—	—	66,205
Siraj Nour El-Ahmadi	25,800	—	36,508(4)	—	—	—	62,308
Frederick Leonberger	145,400	—	42,258(4)	—	—	—	187,658

(1)

The amount in this column reflects cash compensation received under the Director Compensation Program of $2,000 per attendance at an in-person meeting and $700 per participation in a teleconference meeting. With respect to Dr. Leonberger, it also reflects cash compensation received of $11,500 per month for serving on our Operations Committee. With respect to Siraj Nour El-Ahmadi, it also reflects cash compensation received of $4,600 per month commencing September 2020 for serving on our Operations Committee.

(2)

The option awards in this column reflect options issued on January 14, 2020 to purchase shares of our Company’s common stock at an exercise price of $.80 that vest pursuant to the following schedule: 25% of the options vest immediately, and the remaining options vest in three equal quarterly installments of 25% of the options granted commencing on April 1, 2020.

(3)

Reflects an option to purchase up to 60,000 shares of common stock for board service and up to 50,000 shares of common stock for serving as Chair of the Board.

(4)

Reflects an option to purchase up to 60,000 shares of common stock for board service. With respect to Dr. Leonberger only, it also reflects an additional $5,750 for the amortization of an option to purchase up to 200,000 shares of common stock for board service that was granted in March 2017.

(5)

Reflects an option to purchase up to 60,000 shares of common stock for board service and up to 20,000 shares of common stock for serving as Audit Committee Chair.

Index

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2021, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of our common stock of each of our officers and directors, our officers and directors as a group and each person or group known to our Company to be the beneficial owner of more than five percent (5%) of our common stock:

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		% Owned (3)(4)	Number of Options and Warrants Included in Amount and Nature of Beneficial Ownership (5)
Michael Lebby Chief Executive Officer, Principal Executive Officer and Director	812,643		*	750,000
James S. Marcelli President, Chief Operating Officer, Principal Financial Officer, Secretary and Director	1,646,700		1.6%	1,400,000
Thomas E. Zelibor Chair of the Board of Directors	1,560,124	(6)	1.5%	1,510,000
Joseph A. Miller, Jr. Director	583,400		*	570,000
Ronald A. Bucchi Director	934,000	(7)	*	760,000
Siraj Nour El-Ahmadi Director	570,000		*	570,000
Frederick Leonberger Director	1,095,000		1.0%	1,095,000
Directors and Officers as a Group (7 Persons):	7,201,867		7.0%	6,655,000

———————

* Less than 1%.

(1)

In care of our Company at 369 Inverness Parkway, Suite 350, Englewood, CO 80112.

(2)

To our best knowledge, as of the date hereof, such holders had the sole voting and investment power with respect to the voting securities beneficially owned by them, unless otherwise indicated herein. Includes the person's right to obtain additional shares of common stock within 60 days from March 31, 2021.

(3)

Based on 101,758,709 shares of common stock outstanding on March 31, 2021. Does not include shares underlying: (i) options to purchase shares of our common stock under our 2007 Employee Stock Plan and our 2016 Equity Incentive Plan; or (ii) outstanding warrants to purchase shares of our common stock.

(4)

If a person listed on this table has the right to obtain additional shares of common stock within 60 days from March 31, 2021, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(5)

Represents options and warrants exercisable within 60 days from March 31, 2021.

(6)

Mr. Zelibor disclaims beneficial ownership of 400 shares held by his spouse.

(7)

Mr. Bucchi disclaims beneficial ownership of 53,000 shares held by his spouse.

We are not aware of any arrangements that could result in a change of control.

Index

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our compensation plans under which our equity securities are authorized for issuance can be found in Part II –Item 5 of this report.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

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

Director Independence

Although we are currently traded on the OTCQX Market, our Board of Directors has reviewed each of the Directors’ relationships with the Company in conjunction with NASDAQ Listing Rule 5605(a)(2) that provides that an “independent director” is ‘one who is not an executive officer or an employee of the company and who does not have a relationship that, in the opinion of the board of directors, would interfere with exercising independent judgment in carrying out a director’s responsibilities.’ Our Board of Directors has affirmatively determined that the following directors, Joseph A. Miller, Jr., Ronald A. Bucchi, Siraj Nour El-Ahmadi, Thomas E. Zelibor and Frederick J. Leonberger are independent directors in that they are independent of management and free of any relationship that would interfere with their independent judgment as members of our Board of Directors. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. The following members of our Board of Directors, Dr. Michael Lebby and James S. Marcelli are not independent directors pursuant to the standards described above.

Our Company does not have a separately designated nominating or compensation committee or committee performing similar functions; therefore, our full Board of Directors currently serves in these capacities.

Item 14.Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for the years ended December 31, 2020 and December 31, 2019 for professional services rendered by Morison Cogen, LLP for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by Morison Cogen, LLP in connection with statutory and regulatory filings or engagements were $84,460 for the year ended December 31, 2020 and were $56,000 for the year ended December 31, 2019.

Audit-Related Fees.

Fees billed for the years ended December 31, 2020 and December 31, 2019 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

Tax Fees.

Fees billed for the years ended December 31, 2020 and December 31, 2019 for tax compliance services rendered by Morison Cogen, LLP were $6,000 for the year ended December 31, 2020 and $6,000 for the year ended December 31, 2019.

Index

All Other Fees.

Fees billed for the years ended December 31, 2020 and December 31, 2019 for products and services provided by Morison Cogen, LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

Audit Committee Pre-Approval Policies.

The Company’s audit committee currently does not have any pre-approval policies or procedures concerning services performed by Morison Cogen, LLP. All the services performed by Morison Cogen, LLP that are described above were pre-approved by the Company’s audit committee.

None of the hours expended on Morison Cogen, LLP ‘s engagement to audit the Company’s financial statements for the years ended December 31, 2020 and December 31, 2019 were attributed to work performed by persons other than Morison Cogen, LLP’s full-time, permanent employees.

Index

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
4.1	Description of Registrant's Securities	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2020
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.6	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.7	Form of Director Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.8	Form of Director Indemnification Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.9	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
10.10	Operations Committee Charter	Incorporated by reference to the Company's Form 10-Q as filed with the SEC on August 15, 2016
10.11	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.12	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Filed herewith
10.13	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008

Index

10.14	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.15	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.16	2016 Equity Incentive Plan Amendment Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.17	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.18	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.19	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.20	Lease Agreement – Englewood, CO. Facility	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.21	Purchase Agreement dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
10.22	Registration Rights Agreement, dated as of January 21, 2019, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 22, 2019
10.23	Promissory Note made to Community Banks of Colorado dated April 23, 2020	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 28, 2020
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company's Form 10-K as filed with the SEC on March 16, 2018
21.1	Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101	XBRL data files of Financial Statements and Notes contained in this Annual Report on Form 10-K

Item 16.Form 10-K Summary

None

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Director	March 31, 2021
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 31, 2021
James S. Marcelli

/s/ Thomas E. Zelibor	Chair of the Board of Directors	March 31, 2021
Thomas E. Zelibor

/s/ Joseph A. Miller	Director	March 31, 2021
Joseph A. Miller

/s/ Ronald A. Bucchi	Director	March 31, 2021
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 31, 2021
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 31, 2021
Frederick J. Leonberger

Index

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2005.

Blue Bell, Pennsylvania

March 31, 2021

Index

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,306,590	$2,236,344
Prepaid expenses and other current assets	567,185	372,549
	3,873,775	2,608,893

PROPERTY AND EQUIPMENT - NET	1,873,549	2,416,503

OTHER ASSETS
Intangible assets - net	916,000	939,481
Operating Lease - Right of Use - Building	703,454	859,979
	1,619,454	1,799,460

TOTAL ASSETS	$7,366,778	$6,824,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$169,247	$88,423
Current portion of equipment purchase	13,107	630,329
Accounts payable and accrued expenses - related parties	49,797	14,805
Deferred lease liability	41,778	41,778
Paycheck Protection Program advance	410,700	—
Operating lease liability	167,007	156,524
Accrued expenses	81,396	65,769
	933,032	997,628

LONG TERM LIABILITIES
Deferred lease liability	121,853	163,632
Operating lease liability	536,447	703,455
Long term portion of equipment purchase	—	52,427
	658,300	919,514

TOTAL LIABILITIES	1,591,332	1,917,142

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,
97,775,789 and 87,409,600 issued and outstanding at
December 31, 2020 and December 31, 2019	97,776	87,410
Additional paid-in-capital	76,649,170	69,076,240
Accumulated deficit	(70,971,500)	(64,255,936)

TOTAL STOCKHOLDERS' EQUITY	5,775,446	4,907,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,366,778	$6,824,856

The accompanying notes are an integral part of these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2019

	For the	For the
	Year Ending	Year Ending
	December 31, 2020	December 31, 2019

NET SALES	$—	$—

COST AND EXPENSE
Research and development	4,529,498	4,319,295
General and administrative	2,070,476	2,000,112
	6,599,974	6,319,407

LOSS FROM OPERATIONS	(6,599,974)	(6,319,407)

OTHER INCOME (EXPENSE)
Interest income	776	232
Commitment fee	(116,366)	(407,792)

NET LOSS	$(6,715,564)	$(6,726,967)

Basic and Diluted Loss per Share	$(0.07)	$(0.08)

Basic and Diluted Weighted Average Number of Shares	91,859,025	83,299,508

The accompanying notes are an integral part of these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2019

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2018	79,176,330	$79,177	$62,356,854	$(57,528,969)	$4,907,062

Common stock issued to institutional investor	7,700,000	7,700	5,631,260	—	5,638,960
Common stock issued for commitment shares	533,270	533	407,259	—	407,792
Options issued for services	—	—	600,727	—	600,727
Warrants issued for services	—	—	80,140	—	80,140
Net loss for the year ending December 31, 2019	—	—	—	(6,726,967)	(6,726,967)

BALANCE AT DECEMBER 31, 2019	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2019	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	8,125,000	8,125	5,165,175	—	5,173,300
Common stock issued for commitment shares	168,137	168	116,198	—	116,366
Exercise of warrants	2,073,052	2,073	1,656,369	—	1,658,442
Options issued for services	—	—	539,414	—	539,414
Warrants issued for services	—	—	95,774	—	95,774
Net loss for the year ending December 31, 2020	—	—	—	(6,715,564)	(6,715,564)

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

The accompanying notes are an integral part of these financial statements.

Index

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2019

	For the	For the
	Year Ending	Year Ending
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,715,564)	$(6,726,967)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	95,774	80,140
Stock options issued for services	539,414	600,727
Common stock issued for services and fees	116,366	407,792
Depreciation and amortization of patents	784,419	698,694
Decrease (increase) in assets
Prepaid expenses and other current assets	(194,636)	165,410
Increase (decrease) in liabilities
Accounts payable	80,824	(62,318)
Accounts payable and accrued expenses-related parties	34,992	981
Deferred lease liability	(41,779)	5,082
Paycheck Protection Program advance	410,700	—
Accrued expenses	15,627	64,614

Net cash used in operating activities	(4,873,863)	(4,765,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(59,923)	(82,195)
Purchase of property and equipment	(158,061)	(223,475)

Net cash used in investing activities	(217,984)	(305,670)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of warrants	1,658,442	—
Issuance of common stock, institutional investor	5,173,300	5,638,960
Repayment of equipment purchase payable	(669,649)	(505,726)

Net cash provided by financing activities	6,162,093	5,133,234

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,070,246	61,719

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	2,236,344	2,174,625

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,306,590	$2,236,344

Supplemental Disclosure of Non-cash investing and financing activities:
Operating Lease - Right of Use - Building and Operating lease liability	$—	$885,094
Equipment acquisition funded by liability	—	1,010,000

The accompanying notes are an integral part of these financial statements.

Index

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Lightwave Logic, Inc. (the “Company”) was organized under the laws of the State of Nevada in 1997, and the Company commenced with its current business plan in 2004.

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

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2020, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

Intangible Assets

Definite-lived intangible assets are stated at cost. Patents are amortized over their estimated useful lives, commencing from the date of grant for the remaining legal lives of the patents. The patents generally have a term of up to 20 years from the date of filing of the earliest related patent application. When certain patent applications are abandoned by the Company for claims that are covered by patents already granted to the Company, the cost of patent applications are removed from the accounts and the resulting expense is reflected in the statement of comprehensive loss.

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

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income (Loss)

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income (Loss).” Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. From late March through May 1, 2020, the Company curtailed most operations due to the COVID-19 pandemic. On April 24, 2020, the Company received $410,700 in loan funding from the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) Paycheck Protection Program, administered by the U.S. Small Business Administration. The loan was eligible for forgiveness as part of the CARES Act if certain requirements were met. The loan was forgiven in its entirely on January 22, 2021 (See Note 8). We expect that we will incur approximately $700,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through December 2021 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described in Note 10) to provide us with sufficient funds to maintain our operations over that period of time and until May 2022. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2020	December 31, 2019

Deposit for equipment	$140,394	$—
Prototype Devices	118,206	27,810
Research & Development Credit	101,629	158,612
Insurance	93,569	89,828
Other	76,862	58,756
Rent	36,525	36,525
Prepaid Material	—	1,018

	$567,185	$372,549

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2020	December 31, 2019

Office equipment	$86,097	$84,751
Lab equipment	3,884,807	3,733,057
Furniture	33,128	33,128
Leasehold improvements	234,366	229,401
	4,238,398	4,080,337
Less: Accumulated depreciation	2,364,849	1,663,834

	$1,873,549	$2,416,503

Depreciation expense for the years ending December 31, 2020 and 2019 was $701,015 and $617,741. During the years ended December 31, 2020 and 2019, the Company did not sell or retire property and equipment.

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

Intangible assets consist of the following:

	December 31, 2020	December 31, 2019

Patents	$1,327,000	$1,267,077
Less: Accumulated amortization	411,000	327,596

	$916,000	$939,481

Amortization expense for the years ending December 31, 2020 and 2019 was $83,404 and $80,953. There were no patent costs written off for the years ended December 31, 2020 and December 31, 2019.

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 6 – EQUIPMENT PURCHASE PAYABLE

Outstanding equipment purchase payable is comprised of the following:

Final Year		Interest	December 31,	December 31,
of Maturity	Classification	Rate	2020	2019

	Current	0.00%	$13,107	$630,329
2021	Long term	0.00%	—	52,427
			$13,107	$682,756

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

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 7 – COMMITMENTS (CONTINUED)

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2021	$201,501
2022	207,563
2023	213,781
2024	182,624
805,469
Less discounted interest	(102,015)

TOTAL	$703,454

Rent expense totaling $129,806 and $43,269 is included in research and development and general and administrative expenses for the year ended December 31, 2020. Rent expense totaling $114,559 and $38,220 is included in research and development and general and administrative expenses for the year ended December 31, 2019.

NOTE 8 – PAYCHECK PROTECTION PROGRAM ADVANCE

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the recently enacted Coronavirus Aid, Relief, and Economic Security Act and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds have been used to cover payroll costs, rent and utility costs. The loan was eligible for forgiveness as part of the CARES Act if certain requirements were met. The loan was forgiven in its entirety on January 22, 2021.

NOTE 9 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2020	2019

Current	$—	$—
Deferred	(1,972,000)	(1,779,000)
Change in valuation allowance	1,972,000	1,779,000

	$—	$—

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 9 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2020		2019
	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(1,544,000)	(21)	$(1,413,000)	(21)
State tax benefit, net of federal tax effect	(441,000)	(6)	(404,000)	(6)
Non-deductible share-based compensation	13,000	—	38,000	1
Change in valuation allowance	1,972,000	27	1,779,000	26
	$—	—	$—	—

The components of deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019

Deferred tax asset for NOL carryforwards	$15,338,000	$13,524,000
Share-based compensation	2,178,000	2,020,000
Valuation allowance	(17,516,000)	(15,544,000)

	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2020 and 2019 was $17,516,000 and $15,544,000, respectively. The change in the total valuation for the year ended December 31, 2020 was an increase of $1,972,000 and for the year ended December 31, 2019 was an increase of $1,779,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $56,805,000, expiring through the year ending December 31, 2037 for net operating losses originating in tax years beginning before January 1, 2018. Net operating losses recorded in tax years beginning January 1, 2018 and after are allowed for an indefinite carryforward period but limited to 80% of each subsequent year’s net income. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 9 – INCOME TAXES (CONTINUED)

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2020, the Company had no unrecognized tax benefits and no charge during 2020, and accordingly, the Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2020.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

2019 Purchase Agreement

In January 2019, the Company signed a Purchase Agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the Purchase Agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through December 31, 2020, the institutional investor purchased 14,275,000 shares of common stock for proceeds of $9,800,675 and the Company issued 318,528 shares of common stock as additional commitment fee, valued at $241,871, fair value, leaving 493,972 in reserve for additional commitment fees. During the year ending December 31, 2020, the institutional investor purchased 8,125,000 shares of common stock for proceeds of $5,173,300 and the Company issued 168,137 shares of common stock as additional commitment fee, valued at $116,366, fair value. During January through March 31, 2021, the institutional investor purchased 3,791,911 shares of common stock for proceeds of $4,953,972 and the Company issued 161,009 shares of common stock as additional commitment fee, valued at $250,280, fair value, leaving 332,963 in reserve for additional commitment fees.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2020, options to purchase 4,450,000 shares of common stock have been issued and are outstanding.

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of December 31, 2020, options to purchase 3,757,500 shares of common stock have been issued and are outstanding and 4,242,500 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2020: no dividend yield in all years, expected volatility, based on the Company's historical volatility, 64% to 78%, risk-free interest rate between 0.30% to 1.82% and expected option life of 4.6 to 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2019: no dividend yield in all years, expected volatility, based on the Company's historical volatility, 60% to 80.5%, risk-free interest rate between 1.47% to 2.71% and expected option life of 5.0 to 10 years.

As of December 31, 2020, there was $161,831 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2022.

Share-based compensation was recognized as follows:

	2020	2019

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	539,414	600,727
Warrants	95,774	80,140

Total share-based compensation	$635,188	$680,867

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2020 and 2019:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
			Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2018	18,964,867	$0.57 - $1.69	$0.91

Granted	1,327,500	$0.64 - $1.05	$0.80
Expired	(3,838,600)	$0.95 - $1.25	$1.13
Forfeited	(151,250)	$0.77 - $1.50	$0.91

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	647,500	$0.51 - $0.86	$0.76
Expired	(4,845,715)	$0.80 - $1.02	$0.86
Forfeited	(8,750)	$1.10	$1.10
Exercised	2,073,052	$0.80	$0.80

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.84

Exercisable, December 31, 2020	9,707,924	$0.51 - $1.69	$0.84

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2020 was $1,593,794. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $0.93 for the Company’s common stock on December 31, 2020. During the year ending December 31, 2020, 2,073,052 warrants were exercised for proceeds of $1,658,442. No options were exercised during 2020. No options or warrants were exercised during 2019.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $1.69	9,707,924	5.0 Years	$0.84

Index

LIGHTWAVE LOGIC, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020 AND 2019

NOTE 12 – RELATED PARTY

At December 31, 2020 the Company had a legal accrual to related party of $30,100, director fees accrued in the amount of $10,000, travel and office expense accruals of officers in the amount of $7,177 and accounting service fee accrual to a related party of $2,520. At December 31, 2019 the Company had a legal accrual to related party of $10,152 and travel and office expense accruals of officers in the amount of $4,653.

During July 2018, the Company issued a warrant to purchase 100,000 shares of common stock at a purchase price of $1.15 per share for professional services to be rendered over a twelve month period commencing July 1, 2018. The warrant was valued at $62,637, fair value upon issuance, using the Black-Scholes Option Pricing Formula. The expense is being recognized based on service terms of the agreement over a twelve month period. For the year ending December 31, 2019, the Company recognized $31,319 of expense.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $53,832 was charged to expense and accrued for the year ending December 31, 2020 to all eligible non-executive participants. A contribution of $45,663 was charged to expense and accrued for the year ending December 31, 2019 to all eligible non-executive participants.