Form 10-Q
period 2021-03-31
Lightwave Logic, Inc.
filed 2021-05-17
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-0497368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

The number of shares of the registrant’s common stock outstanding as of May 14, 2021 was 103,790,623.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1 Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,521,425	$3,306,590
Prepaid expenses and other current assets	226,285	567,185
	6,747,710	3,873,775

PROPERTY AND EQUIPMENT - NET	2,185,951	1,873,549

OTHER ASSETS
Intangible assets - net	900,659	916,000
Operating Lease - Right of Use - Building	662,712	703,454
	1,563,371	1,619,454

TOTAL ASSETS	$10,497,032	$7,366,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$108,240	$169,247
Current portion of equipment purchase	-	13,107
Accounts payable and accrued expenses - related parties	30,712	49,797
Deferred lease liability	41,778	41,778
Paycheck Protection Program advance	-	410,700
Operating lease liability	169,736	167,007
Accrued expenses	27,313	81,396
	377,779	933,032

LONG TERM LIABILITIES
Deferred lease liability	111,409	121,853
Operating lease liability	492,976	536,447
	604,385	658,300

TOTAL LIABILITIES	982,164	1,591,332

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized,
no shares issued or outstanding	-	-
Common stock $0.001 par value, 250,000,000 authorized,
101,758,709 and 97,775,789 issued and outstanding at
March 31, 2021 and December 31, 2020	101,759	97,776
Additional paid-in-capital	82,119,653	76,649,170
Accumulated deficit	(72,706,544)	(70,971,500)

TOTAL STOCKHOLDERS’ EQUITY	9,514,868	5,775,446

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,497,032	$7,366,778

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDING MARCH 31, 2021 AND 2020

(UNAUDITED)

	For the Three Months Ending March 31, 2021	For the Three Months Ending March 31, 2020

NET SALES	$-	$-

COST AND EXPENSE
Research and development	1,347,543	1,189,771
General and administrative	548,229	606,425
	1,895,772	1,796,196

LOSS FROM OPERATIONS	(1,895,772)	(1,796,196)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	410,700	-
Interest income	309	30
Commitment fee	(250,281)	(31,008)

NET LOSS	$(1,735,044)	$(1,827,174)

Basic and Diluted Loss per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average Number of Shares	99,788,436	88,398,378

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2020 (AUDITED)	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	3,791,911	3,792	4,950,180	-	4,953,972
Common stock issued for commitment shares	161,009	161	250,120	-	250,281
Exercise of options	30,000	30	20,970	-	21,000
Options issued for services	-	-	241,248	-	241,248
Warrants issued for services	-	-	7,965	-	7,965
Net loss for the three months ending March 31, 2021	-	-	-	(1,735,044)	(1,735,044)

BALANCE AT MARCH 31, 2021 (UNAUDITED)	101,758,709	$101,759	$82,119,653	$(72,706,544)	$9,514,868

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	2,125,000	2,125	1,349,988	-	1,352,113
Common stock issued for commitment shares	43,947	44	30,964	-	31,008
Options issued for services	-	-	206,437	-	206,437
Warrants issued for services	-	-	26,924	-	26,924
Net loss for the three months ending March 31, 2020	-	-	-	(1,827,174)	(1,827,174)

BALANCE AT MARCH 31, 2020 (UNAUDITED)	89,578,547	$89,579	$70,690,553	$(66,083,110)	$4,697,022

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three Months Ending March 31, 2021	For the Three Months Ending March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,735,044)	$(1,827,174)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	7,965	26,924
Stock options issued for services	241,248	206,437
Common stock issued for services and fees	250,281	31,008
Depreciation and amortization of patents	196,578	199,171
Paycheck Protection Program loan forgiveness	(410,700)	-
Decrease (increase) in assets
Prepaid expenses and other current assets	340,900	(8,877)
Increase (decrease) in liabilities
Accounts payable	(61,007)	84,628
Accounts payable and accrued expenses-related parties	(19,085)	24,010
Deferred lease liability	(10,444)	(10,445)
Accrued expenses	(54,083)	(47,931)

Net cash used in operating activities	(1,253,391)	(1,322,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(7,232)	(8,149)
Purchase of property and equipment	(486,407)	(5,355)

Net cash used in investing activities	(493,639)	(13,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	21,000	-
Issuance of common stock, institutional investor	4,953,972	1,352,113
Repayment of equipment purchase payable	(13,107)	(224,445)

Net cash provided by financing activities	4,961,865	1,127,668

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,214,835	(208,085)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,306,590	2,236,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,521,425	$2,028,259

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The interim operating results for the three months ending March 31, 2021 may not be indicative of operating results expected for the full year.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which spread throughout the United States. The Company is currently operating under the guidelines of the State of Colorado Department of Public Health and Environment and the Governor of Colorado’s Executive Order, Safer-at Home, as amended.

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

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments (Continued)

that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2021 and 2020, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2021 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $706,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through April 2022. Pursuant to a

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 2 – MANAGEMENT’S PLANS (CONTINUED)

purchase agreement with an institutional investor (described in Note 10), a remaining available amount of $7,459,403 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2021	December 31, 2020

Insurance	$67,135	$93,569
Research & Development Credit	49,288	101,629
Other	37,603	51,384
Rent	36,525	36,525
License	35,734	25,478
Deposit for Equipment	-	140,394
Prototype Devices	-	118,206

	$226,285	$567,185

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2021	December 31, 2020

Office equipment	$86,097	$86,097
Lab equipment	4,368,538	3,884,807
Furniture	33,128	33,128
Leasehold improvements	237,042	234,366
	4,724,805	4,238,398
Less: Accumulated depreciation	2,538,854	2,364,849

	$2,185,951	$1,873,549

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 4 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ending March 31, 2021 and 2020 was $174,005 and $178,293. During the three months ending March 31, 2021 and 2020, the Company did not retire or sell any property and equipment.

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

Patents consists of the following:

	March 31, 2021	December 31, 2020

Patents	$1,334,232	$1,327,000
Less: Accumulated amortization	433,573	411,000

	$900,659	$916,000

Amortization expense for the three months ending March 31, 2021 and 2020 was $22,573 and $20,878. There were no patent costs written off for the three months ending March 31, 2021 and 2020.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

Final Year of Maturity	Classification	Interest Rate	March 31, 2021	December 31, 2020

	Current	0.00%	$-	$13,107
	Long term	0.00%	-	-
			$-	$13,107

NOTE 7 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. The term shall be extended for an additional twenty-four (24) months, subject to certain conditions, waivable solely by landlord in its sole and absolute discretion. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 7 – COMMITMENTS (CONTINUED)

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

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING DECEMBER 31,	AMOUNT

2021	$151,378
2022	207,563
2023	213,781
2024	182,624
755,346
Less discounted interest	(92,634)

TOTAL	$662,712

Rent expense totaling $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended March 31, 2021. Rent expense totaling $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended March 31, 2020.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 8 – PAYCHECK PROTECTION PROGRAM ADVANCE

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds have been used to cover payroll costs, rent and utility costs. The loan was eligible for forgiveness as part of the CARES Act if certain requirements were met. The loan was forgiven by the Small Business Administration in its entirety on January 22, 2021.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2021 and 2020 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2021, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2021. The Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through March 31, 2021, the institutional investor purchased 18,066,911 shares of common stock for proceeds of $14,754,647 and the Company issued 479,537 shares of common stock as additional commitment fee, valued at $492,162, fair value, leaving 332,963 in reserve for additional commitment fees. During the three month period ending March 31, 2021, the institutional investor purchased 3,791,911 shares of common stock for proceeds of $4,953,972 and the Company issued 161,009 shares of common stock as additional commitment fee, valued at $250,281, fair value. During April through May 2021, the institutional investor purchased 1,900,000 shares of common stock for proceeds of $2,785,950 with $7,459,403 as the remaining purchase amount available and the Company issued 90,545 shares of common stock as additional commitment fee, valued at $147,491, fair value.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2021, options to purchase 4,420,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of March 31, 2021, options to purchase 4,131,250 shares of common stock have been issued and are outstanding and 3,868,750 shares of common stock remain available for grants under the 2016 Plan.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Both plans are administered by the Company’s Board of Directors or its compensation committee which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant. Subject to the provisions regarding Ten Percent Shareholders, (as defined in the 2016 Plan), the exercise price per share of each option cannot be less than 100% of the fair market value of a share of common stock on the date of grant. Options granted under the 2016 Plan are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2021: no dividend yield in all years, expected volatility, based on the Company's historical volatility, 70.4% to 71.4%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of March 31, 2021, there was $318,229 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 31, 2023.

Share-based compensation was recognized as follows:

	For the Three Months Ending March 31, 2021	For the Three Months Ending March 31, 2020

2007 Employee Stock Option Plan	$-	$-
2016 Equity Incentive Plan	241,248	206,437
Warrants	7,965	26,924

Total share-based compensation	$249,213	$233,361

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2021:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable
	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.84

Granted	380,000	$1.27 - $1.46	$1.28
Forfeited	(6,250)	$1.27	$1.27
Exercised	(30,000)	$0.70	$0.70

Outstanding, March 31, 2021	10,366,250	$0.51 - $1.69	$0.86

Exercisable, March 31, 2021	9,874,796	$0.51 - $1.69	$0.85

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2021 was $5,718,637. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.42 for the Company’s common stock on March 31, 2021. During the three month period ending March 31, 2021, 30,000 options were exercised for proceeds of $21,000. No warrants were exercised during the three month period ending March 31, 2021.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at March 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $1.69	9,874,796	5.02	$0.85

NOTE 12 – RELATED PARTY

At March 31, 2021 the Company had a legal accrual to related party of $44,731, travel and office expense accruals of officers in the amount of $2,969 and accounting service fee accrual to a related party of $6,712 offset by prepaid director operations committee fees in the amount of $23,700. At December 31, 2020, the Company had a legal accrual to related party of $30,100, director fees accrued in the amount of $10,000, travel and office expense accruals of officers in the amount of $7,177 and accounting service fee accrual to a related party of $2,520.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2021 and 2020, a contribution of $14,009 and $13,080 was charged to expense for all eligible non-executive participants.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

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

We are continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with an associated third-party research . We are now designing Polymer Slot™ modulators to operate at data rates greater than 50 Gbaud.

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

Industry issues of scaling

The key issues facing the fiber-optic communications industry are the economic progress and scalability of any PIC based technological platform. The polymer platform is unique in that it is truly scalable. Scalable means being able to scale up for high-speed data rates, while simultaneously being able to scale down in cost. This allows a competitive cost per data rate or cost per Gbps metric to be achieved.

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

Polymers play an important role in PICs over the next decade as they can reduce or close the gap between customer expectations and technical performance through effective scaling increase of high performance with low cost. This is shown below how polymers have the potential to scale to the needs of the customers over the next 5 years.

100.0
10.0
1.0
$/Gbps
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
10GE total
40GE total
100GE total
200GE total
400GE total
Customer Expectation
Accelration path

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

On December 16, 2020 we announced the development of a new sealant for our future Chip-on-Board (COB) packaged polymer platform. The sealant, which blocks oxygen and other atmospheric gases, is a key step in our Company’s development towards a polymer modulator without a package, an important enabling technology for the industry. We plan to develop the sealant for commercial implementation in our future modulators. Recent results suggest that our electro-optic polymer sealant material displays encouraging barrier properties and is expected to translate to significant improvement in bare chip robustness against atmospheric gases, as compared to existing EO polymer commercial solutions in use today. While the initial measurements are highly promising, our Company plans to continue development work to further optimize the sealant material and barrier performance towards the chip-on-board goal.

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

On May 11, 2021, we announced the receipt of U.S. Patent number 10,989,871 that details an invention that allows for improved protective polymer layers in modulators when designed into advanced integrated photonic platforms, better positioning them for high-volume manufacturing processes. The protective layers will enhance electro-optic polymer devices' performance through higher reliability, better optical performance and enable the use of standardized manufacturing processes best suited for mass-production.

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

Results of Operations

Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2021 and March 31, 2020. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2021	March 31, 2020	Period	Month Period

Research and development	$1,347,543	$1,189,771	$157,772	13%
General and administrative	548,229	606,425	(58,196)	-10%
	$1,895,772	$1,796,196	$99,576	6%

Research and development expenses increased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to prototype device development expenses, non-cash stock option and warrant amortization and operations committee fees.  Prototype device expenses increased by approximately $97 thousand in the three months ended March 31, 2021, compared to the same period in 2020.  Non-cash stock option and warrant amortization expenses increased by approximately $33 thousand in the three months ended March 31, 2021, compared to the same period in 2020.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a reduction in auditing fees, non-cash stock option amortization and legal fees. Auditing fees decreased by approximately $24 thousand in the three months ended March 31, 2021, compared to the same period in 2020. The additional auditing expenses incurred during the prior period related to the audit of internal controls for the year ended December 31, 2019 required for accelerated filers. The Company was not an accelerated filer for the year ended December 31, 2020. Non-cash stock option amortization expenses decreased by approximately $17 thousand in the three months ended March 31, 2021, compared to the same period in 2020. Legal fees decreased by approximately $15 thousand in the three months ended March 31, 2021, compared to the same period in 2020.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2021	March 31, 2020	Period	Month Period

Other Income/(Expense)	$160,728	$(30,978)	$191,706	619%

Other income (expenses) decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to the Paycheck Protection Program loan forgiveness January 22, 2021 in the amount of $410.7 thousand offset by an increase in commitment fee in the amount of $219.3 thousand associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2021	March 31, 2020	Period	Month Period

Net Loss	$1,735,044	$1,827,174	$(92,130)	-5%

Net loss was $1,735,044 and $1,827,174 for the three months ended March 31, 2021 and 2020, respectively, for a decrease of $92,130, due primarily to the aforementioned Paycheck Protection Program loan forgiveness, decreases in auditing, general and administrative non-cash stock option amortization and legal expenses offset by increases in commitment fee, prototype device development expenses, research and development non-cash stock option and warrant amortization and operations committee fees.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

Our primary source of operating cash inflows are proceeds from the sale of common stock to an institutional investor pursuant to a purchase agreement with the institutional investor as described in Sources and Uses of Cash below (Lincoln Park financing) and in Note 10 to the Financial Statements.

For the three months ended March 31, 2021

During the three months ended March 31, 2021, the Company received approximately $4.95 million pursuant to the purchase agreement with the institutional investor. Our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors and third-party service providers. At March 31, 2021, our cash and cash equivalents totaled $6,521,425, our assets totaled $10,497,032, our liabilities totaled $982,164, and we had stockholders’ equity of $9,514,868.

For the three months ended March 31, 2020

During the three months ended March 31, 2020, the Company received approximately $1.35 million pursuant to the purchase agreement with the institutional investor. Our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors and third-party service providers. At March 31, 2020, our cash and cash equivalents totaled $2,028,259, our assets totaled $6,401,796, our liabilities totaled $1,704,774, and we had stockholders’ equity of $4,697,022.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $706,000 of expenditures per month over the next 12 months.

Subject to any additional impact of the COVID-19 pandemic, we expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. However, any additional funds provided by our Lincoln Park financing may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through April 2022. Pursuant to a purchase agreement with an institutional investor (described in Note 10 and below), a remaining available amount of $7,459,403 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

On January 21, 2019, our Company entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $25,000,000 of our Common Stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Common Stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the purchase agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

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

On April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, established pursuant to the Coronavirus Aid, Relief, and Economic Security Act enacted on March 27, 2020 and administered by the U.S. Small Business Administration. The unsecured loan is evidenced by a promissory note of the Company dated April 23, 2020 in the principal amount of $410,700, to Community Banks of Colorado, a division of NBH Bank, the lender. The loan proceeds have been used to cover payroll costs, rent and utility costs. The loan was eligible for forgiveness as part of the CARES Act if certain requirements were met. The loan was forgiven by the Small Business Administration in its entirety on January 22, 2021.

We expect that our cash used in operations will continue to increase through 2021 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the three months ended March 31, 2021

Net cash used in operating activities was $1,253,391 for the three months ended March 31, 2021, primarily attributable to the net loss of $1,735,044 adjusted by $7,965 in warrants issued for services, $241,248 in options issued for services, $250,281 in common stock issued for services, $196,578 in depreciation expenses and patent amortization expenses, $340,900 in prepaid expenses, ($144,619) in accounts payable and accrued expenses and ($410,700) in Paycheck Protection Program loan forgiveness.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $493,639 for the three months ended March 31, 2021, consisting of $7,232 in cost for intangibles and $486,407 in asset additions primarily for the new Colorado headquarter facility and labs.

Net cash provided by financing activities was $4,961,865 for the three months ended March 31, 2021 and consisted of $21,000 in proceeds from exercise of options, $4,953,972 in proceeds from resale of common stock to an institutional investor offset by $13,107 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2021 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2021

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 17, 2021