Form 10-Q
period 2021-06-30
Lightwave Logic, Inc.
filed 2021-08-16
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 0-52567

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0497368 (I.R.S. Employer Identification No.)
369 Inverness Parkway, Suite 350 Englewood, CO (Address of principal executive offices)	80112 (Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of exchange on which registered

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

The number of shares of the registrant’s common stock outstanding as of August 16, 2021 was 107,764,931.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: lack of available funding; general economic and business conditions; deterioration in global economic and financial market conditions generally including as a result of pandemic health issues caused by COVID-19 and its recent variants and their effects, competition from third parties; intellectual property rights of third parties; regulatory constraints; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; and other factors beyond the Company’s control.

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

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,913,519	$3,306,590
Prepaid expenses and other current assets	432,517	567,185
Total Current Assets	14,346,036	3,873,775

PROPERTY AND EQUIPMENT - NET	2,136,500	1,873,549

OTHER ASSETS
Intangible assets - net	890,334	916,000
Operating Lease - Right of Use - Building	621,304	703,454
Total Other Assets	1,511,638	1,619,454

TOTAL ASSETS	$17,994,174	$7,366,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$134,890	$169,247
Current portion of equipment purchase	—	13,107
Accounts payable and accrued expenses - related parties	71,991	49,797
Deferred lease liability	41,778	41,778
Paycheck Protection Program advance	—	410,700
Operating lease liability	172,509	167,007
Accrued expenses	66,374	81,396
Total Current Liabilities	487,542	933,032

LONG TERM LIABILITIES
Deferred lease liability	100,964	121,853
Operating lease liability	448,795	536,447
Total Long Term Liabilities	549,759	658,300

TOTAL LIABILITIES	1,037,301	1,591,332
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 107,335,110 and 97,775,789 issued and outstanding at June 30, 2021 and December 31, 2020	107,336	97,776
Additional paid-in-capital	94,095,566	76,649,170
Accumulated deficit	(77,246,029)	(70,971,500)

TOTAL STOCKHOLDERS' EQUITY	16,956,873	5,775,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,994,174	$7,366,778

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX ENDING JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	2,782,243	1,057,470	4,129,785	2,247,241
General and administrative	674,000	574,803	1,222,229	1,181,228
TOTAL COST OF EXPENSE	3,456,243	1,632,273	5,352,014	3,428,469

LOSS FROM OPERATIONS	(3,456,243)	(1,632,273)	(5,352,014)	(3,428,469)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	—	410,700	—
Interest income	105	295	413	325
Commitment fee	(1,083,347)	(31,950)	(1,333,628)	(62,958)

NET LOSS	$(4,539,485)	$(1,663,928)	$(6,274,529)	$(3,491,102)

Basic and Diluted Loss per Share	$(0.04)	$(0.02)	$(0.06)	$(0.04)

Basic and Diluted Weighted Average Number of Shares	104,125,843	90,641,867	101,969,122	89,566,849

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	SIX-MONTH PERIOD ENDED JUNE 30, 2021

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2020 (AUDITED)	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	8,062,500	8,063	13,965,186	—	13,973,249
Common stock issued for commitment shares	454,138	454	1,333,174	—	1,333,628
Exercise of options	710,000	710	618,790	—	619,500
Cashless exercise of 240,627 options	132,683	133	863,705	—	863,838
Exercise of warrants	200,000	200	127,050	—	127,250
Options issued for services	—	—	528,249	—	528,249
Warrants issued for services	—	—	10,242	—	10,242
Net loss for the six months ending June 30, 2020	—	—	—	(6,274,529)	(6,274,529)

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$(77,246,029)	$16,956,873

	SIX-MONTH PERIOD ENDED JUNE 30, 2020

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2019 (AUDITED)	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	4,375,000	4,375	2,757,551	—	2,761,926
Common stock issued for commitment shares	89,767	90	62,868	—	62,958
Options issued for services	—	—	354,958	—	354,958
Warrants issued for services	—	—	50,677	—	50,677
Net loss for the six months ending June 30, 2020	—	—	—	(3,491,102)	(3,491,102)

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	THREE-MONTH PERIOD ENDED JUNE 30, 2021

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT MARCH 31, 2021 (UNAUDITED)	101,758,709	$101,759	$82,119,653	$(72,706,544)	$9,514,868

Common stock issued to institutional investor	4,270,589	4,271	9,015,006	—	9,019,277
Common stock issued for commitment shares	293,129	293	1,083,054	—	1,083,347
Exercise of options	680,000	680	597,820	—	598,500
Cashless exercise of 210,627 options	132,683	133	863,705	—	863,838
Exercise of warrants	200,000	200	127,050	—	127,250
Options issued for services	—	—	287,001	—	287,001
Warrants issued for services	—	—	2,277	—	2,277
Net loss for the three months ending June 30, 2021	—	—	—	(4,539,485)	(4,539,485)

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$(77,246,029)	$16,956,873

	THREE-MONTH PERIOD ENDED JUNE 30, 2020

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT MARCH 31, 2020 (UNAUDITED)	89,578,547	$89,579	$70,690,553	$(66,083,110)	$4,697,022

Common stock issued to institutional investor	2,250,000	2,250	1,407,563	—	1,409,813
Common stock issued for commitment shares	45,820	46	31,904	—	31,950
Options issued for services	—	—	148,521	—	148,521
Warrants issued for services	—	—	23,753	—	23,753
Net loss for the three months ending June 30, 2020	—	—	—	(1,663,928)	(1,663,928)

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,274,529)	$(3,491,102)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	10,242	50,677
Stock options issued for services	528,249	354,958
Cashless option exercise	1,317,223	—
Common stock issued for services and fees	1,333,628	62,958
Depreciation and amortization of patents	417,414	396,101
Paycheck Protection Program loan forgiveness	(410,700)	—
(Increase) decrease in assets
Prepaid expenses and other current assets	134,668	(183,862)
(Decrease) increase in liabilities
Accounts payable	(34,357)	48,430
Accounts payable and accrued expenses- related parties	22,194	60,455
Deferred lease liability	(20,889)	(20,890)
Paycheck Protection Program loan	—	410,700
Accrued expenses	(15,022)	(32,626)

Net cash used in operating activities	(2,991,879)	(2,344,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(18,221)	(29,101)
Purchase of property and equipment	(636,478)	(9,877)

Net cash used in investing activities	(654,699)	(38,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	746,750	—
Cashless option exercise tax payments	(453,385)
Issuance of common stock, institutional investor	13,973,249	2,761,926
Repayment of equipment purchase payable	(13,107)	(392,778)

Net cash provided by financing activities	14,253,507	2,369,148

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,606,929	(14,031)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,306,590	2,236,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,913,519	$2,222,313

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The interim operating results for the three and six months ending June 30, 2021 may not be indicative of operating results expected for the full year.

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to the 2018 Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2021 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $816,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through November 2022. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2021	December 31, 2020

Insurance	$232,254	$93,569
License	86,415	25,478
Other	60,907	51,384
Rent	36,525	36,525
Research & Development Credit	16,416	101,629
Deposit for Equipment	—	140,394
Prototype Devices	—	118,206

Prepaid expenses and other current assets	$432,517	$567,185

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2021	December 31, 2020

Office equipment	$86,097	$86,097
Lab equipment	4,518,608	3,884,807
Furniture	33,128	33,128
Leasehold improvements	237,043	234,366
	4,874,876	4,238,398
Less: Accumulated depreciation	2,738,376	2,364,849

	$2,136,500	$1,873,549

Depreciation expense for the six months ending June 30, 2021 and 2020 was $373,527 and $354,381. Depreciation expense for the three months ending June 30, 2021 and 2020 was $199,522 and $176,088. During the three and six months ending June 30, 2021 and 2020, the Company did not retire or sell property and equipment.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 5 – INTANGIBLE ASSETS

This represents legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expense on patents granted, which are amortized over the remaining legal life. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent”. Maintenance fees paid prior to a patent grant date are capitalized to patent costs, as these are considered “patent application costs”. No amortization expense has been recorded on the remaining patent applications since patents on these applications have yet to be granted.

Patents consist of the following:

	June 30, 2021	December 31, 2020

Patents	$1,345,221	$1,327,000
Less: Accumulated amortization	454,887	411,000

Intangible assets - net	$890,334	$916,000

Amortization expense for the six months ending June 30, 2021 and 2020 was $43,887 and $41,720. Amortization expense for the three months ending June 30, 2021 and 2020 was $21,314 and $20,842. There were no patent costs written off for the three and six months ending June 30, 2021 and 2020.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

	Interest	June 30,	December 31,
Classification	Rate	2021	2020

Current	0.00%	$—	$13,107
Long term	0.00%	—	—
		$—	$13,107

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2021	101,254
2022	207,563
2023	213,781
2024	182,624
Total operating lease obligation	705,222
Less discounted interest	(83,918)

TOTAL	$621,304

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 7 – COMMITMENTS (CONTINUED)

Rent expense amounting to $66,933 and $22,311 is included in research and development and general and administrative expenses for the six months ended June 30, 2021. Rent expense amounting to $64,718 and $21,573 is included in research and development and general and administrative expenses for the six months ended June 30, 2020. Rent expense amounting to $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended June 30, 2021. Rent expense amounting to $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended June 30, 2020.

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

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2021 and 2020 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2021, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2021. The Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

JUNE 30, 2021 AND 2020

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through June 30, 2021, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the six month period ending June 30, 2021, the institutional investor purchased 8,062,500 shares of common stock for proceeds of $13,973,249 and the Company issued 454,138 shares of common stock as additional commitment fee, valued at $1,333,628, fair value. During the three month period ending June 30, 2021, the institutional investor purchased 4,270,589 shares of common stock for proceeds of $9,019,277 and the Company issued 293,129 shares of common stock as additional commitment fee, valued at $1,083,347, fair value. All of the registered shares under the purchase agreement have been issued as of June 30, 2021.

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2021, options to purchase 4,040,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of June 30, 2021, options to purchase 4,175,623 shares of common stock have been issued and are outstanding and 3,283,750 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2021: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.4% to 71.8%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of June 30, 2021, there was $779,323 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2023.

Share-based compensation was recognized as follows:

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2021	June 30, 2020

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	528,249	354,958
Warrants	10,242	50,677

Total share-based compensation	$538,491	$405,635

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2021:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.84

Granted	965,000	$1.27 - $1.60	$1.46
Forfeited	(6,250)	$0.83	$0.83
Exercised	(1,150,627)	$0.63 - $1.50	$0.84
Outstanding, June 30, 2021	9,830,623	$0.51 - $1.69	$0.90

Exercisable, June 30, 2021	9,002,292	$0.51 - $1.69	$0.86

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2021 was $122,380,234. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $14.45 for the Company’s common stock on June 30, 2021. During the six month period ending June 30, 2021, 710,000 options were exercised for proceeds of $619,500, 200,000 warrants were exercised for proceeds of $127,250 and 240,627 options were exercised via cashless method.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2021	Contractual Life	Warrants Currently Exercisable

$0.51 - $1.69	9,002,292	5.04 Years	$0.86

NOTE 12 – RELATED PARTY

At June 30, 2021 the Company had a legal accrual to related party of $66,253, travel and office expense accruals of officers in the amount of $3,338 and accounting service fee accrual to a related party of $2,400. At December 31, 2020, the Company had a legal accrual to related party of $30,100, director fees accrued in the amount of $10,000, travel and office expense accruals of officers in the amount of $7,177 and accounting service fee accrual to a related party of $2,520.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the six months ending June 30, 2021 and 2020, a contribution of $28,431 and $27,828 was charged to expense for all eligible non-executive participants. For the three months ending June 30, 2021 and 2020, a contribution of $15,127 and $14,748 was charged to expense for all eligible non-executive participants.

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

COVID-19

On January 30, 2020, the World Health Organization declared the coronavirus “COVID-19” outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 included restrictions on travel, quarantines, or “stay-at-home” restrictions in certain areas and forced closures for certain types of public places and businesses. The COVID-19 pandemic, including the recently identified variants of the COVID-19 virus, has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including some of our contractors, collaborative partners and suppliers, have either shut down or are operating on a limited basis with employees working from home, some employees have been furloughed or laid off and social distancing has been mandated through stay-at-home orders, and continues with the Safer-at-Home orders, as amended. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to research and development, and financial position. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic cannot be currently determined, particularly in light of the recently identified variants of the COVID-19 virus and the potential re-imposition of restrictions currently being considered by federal, state and local governments and in certain states presently implemented. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the apparent resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company.

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

Polymer Photonic Integrated Circuits (P2ICTM)

Our Company also designs its own proprietary polymer photonic integrated circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a 4-channel polymer PIC. In this case, the number of photonic components would increase by a factor of 4. Another type is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

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

These prototype packages enable potential customers to evaluate the performance at 50 Gbaud. Once a potential customer generates technical feedback on our prototype, we expect to be asked to optimize the performance to their specifications. Assuming this is successful, we expect to enter a qualification phase where our prototypes will be evaluated more fully.

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

Scalability in terms of cost reduction and high-volume manufacturing can be enhanced by:

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

On October 7, 2020, we announced the receipt of U.S. Patent number 10,754,093 that improves both the performance and reliability of our high-speed, low-power electro-optic polymer modulators intended for datacenter and telecommunications applications. The patent allows multi-layered electro-optic polymer modulators to perform more efficiently through the design of custom interfaces. These interfaces are designed into the cladding layers that allow optical transmission, electrical conductivity, material integrity, as well as a prevention of solvents affecting adjacent polymer materials. The net impact of all of this allows for our Company’s modulators to improve performance across the board, enabling higher reliability in the fiber optic communications environment.

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

On November 20, 2020, we announced the receipt of U.S. Patent number 10,591,755 that details an important invention that allows users of electro-optic polymer modulators to not only operate the devices with high speed and low power directly from CMOS IC chips, but gives them the opportunity to avoid the expense, physical footprint and power consumption of high-speed modulator driver ICs. Furthermore, this patent strengthens our freedom of manufacturing, and directly enables our modulators to become more competitive in the marketplace.

On December 16, 2020, we announced the development of a new sealant for our future Chip-on-Board (COB) packaged polymer platform. The sealant, which blocks oxygen and other atmospheric gases, is a key step in our Company’s development towards a polymer modulator without a package, an important enabling technology for the industry. We plan to develop the sealant for commercial implementation in our future modulators. Recent results suggest that our electro-optic polymer sealant material displays encouraging barrier properties and is expected to translate to significant improvement in bare chip robustness against atmospheric gases, as compared to existing EO polymer commercial solutions in use today. While the initial measurements are highly promising, our Company plans to continue development work to further optimize the sealant material and barrier performance towards the chip-on-board goal.

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

On June 7, 2021, we announced that our company’s common stock was added to the Solactive EPIC Core Photonics EUR Index NTR as part of the index's semi-annual additions. The index includes global public companies with a common theme of optoelectronics, photonics, and optical technologies in general that range from components, modules, manufacturers, and optical network system companies. This inclusion broadens our exposure to the capital markets community, as well as credibility with potential partners and customers.

On June 16, 2021, we announced test results from new modulators fabricated in 2021, which exceeded bandwidth design targets and achieved triple the data rate as compared to competing devices in use today. The breakthrough new devices demonstrated 3dB electro-optical with electrical bandwidths that exceed 100GHz – with measurements coming close to our Company’s state-of-the-art 110GHz test equipment capability. We expect this advancement to have a profound impact on the traffic flow on the internet.

On June 24, 2021, we announced the receipt of U.S. patent number 11,042,051 that details a breakthrough new device design that enables mass-volume manufacturing when designed into advanced integrated photonic platforms. The device design enhances reliability, improves optical mode control and most important, lowers by consumption through the use of direct-drive, low-voltage operation. The patent is entitled, "Direct drive region-less polymer modulator methods of fabricating and materials therefor" and is expected to open the opportunity for low power consumption electro-optic polymers to be developed into large foundry PDKs (process development kits) and be ready for mass volume commercialization. The patent emphasizes our technology platform using fabrication techniques that would naturally fit into foundry PDKs.

On August 4, 2021, we announced that we developed improved thermal design properties for electro-optic polymers used in our Polymer Plus™ and Polymer Slot™ modulators, enabling the speed, flexibility and stability needed for high-volume silicon foundry processes. We successfully created a 2x improvement in r33, while allowing higher stability during poling and post-poling. This provides better thermal performance and enables greater design flexibility in high-volume silicon foundry PDK (process development kit) processes.

On August 9, 2021,  we announced the receipt of U.S. patent number 11,067,748 entitled "Guide Transition Device and Method" that covers a new invention that enables enhanced optical routing architectures for polymer-based integrated photonics that can be scaled with partner foundries. This new invention will enable innovative, highly scalable optical routing architectures for integrated photonic platforms. The patent provides novel optical waveguide transition designs using two planes of optical waveguides that are expected to be critical for optical signal routing and optical switching, opening the opportunity for high speed, energy efficient electro-optic polymers to be implemented into foundry PDKs (process development kits) to improve the performance of integrated photonic circuits. This breakthrough technology opens the door for advanced integrated photonics architectural design. We believe the simplicity of the design is ideal for production in foundries and will best position our Company to enable increased data traffic on the internet while using less power.

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

Results of Operations

Comparison of three months ended June 30, 2021 to three months ended June 30, 2020

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2021 and June 30, 2020. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2021	June 30, 2020	Period	Month Period

Research and development	$2,782,243	$1,057,470	$1,724,773	163%
General and administrative	674,000	574,803	99,197	17%
	$3,456,243	$1,632,273	$1,823,970	112%

Research and development expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to the expense for cashless option exercises and increases in salary expenses, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, depreciation, prototype device development expenses and operations committee fees.  The expense for cashless option exercises for the three months ended June 30, 2021 were approximately $1.3 million. There was no expense for cashless option exercises for the three months ended June 30, 2020. Salary expenses increased by approximately $211 thousand in the three months ended June 30, 2021, compared to the same period in 2020 primarily for bonus payments. Non-cash stock option and warrant amortization expenses increased by approximately $105 thousand in the three months ended June 30, 2021, compared to the same period in 2020.  Laboratory and wafer fabrication materials and supplies increased by approximately $33 thousand in the three months ended June 30, 2021, compared to the same period in 2020. Depreciation expenses increased by approximately $24 thousand in the three months ended June 30, 2021, compared to the same period in 2020. Prototype device development expenses increased by approximately $16 thousand in the three months ended June 30, 2021, compared to the same period in 2020.

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

General and administrative expenses increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increases in salary expenses and non-cash stock option amortization. Salary expenses increased by approximately $98 thousand in the three months ended June 30, 2021, compared to the same period in 2020 primarily for bonus payments. Non-cash stock option amortization expenses increased by approximately $12 thousand in the three months ended June 30, 2021, compared to the same period in 2020.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2021	June 30, 2020	Period	Month Period

Other Income/(Expense)	$(1,083,242)	$(31,655)	$(1,051,587)	3322%

Other income (expenses) increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to an increase in commitment fee in the amount of approximately $1 million associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2021	June 30, 2020	Period	Month Period

Net Loss	$4,539,485	$1,663,928	$2,875,557	173%

Net loss was $4,539,485 and $1,663,928 for the three months ended June 30, 2021 and 2020, respectively, for an increase of $2,875,557, due primarily to the expense for cashless option exercises and increases in commitment fee, salary expenses, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, depreciation, prototype device development expenses and operations committee fees.

Comparison of six months ended June 30, 2021 to six months ended June 30, 2020

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2021 and June 30, 2020. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2021	June 30, 2020	Period	Month Period

Research and development	$4,129,785	$2,247,241	$1,882,544	84%
General and administrative	1,222,229	1,181,228	41,001	3%
	$5,352,014	$3,428,469	$1,923,545	56%

Research and development expenses increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to the expense for cashless option exercises and increases in salary expenses, non-cash stock option and warrant amortization, prototype device development expenses, operations committee fees, laboratory and wafer fabrication materials and supplies and depreciation.  The expense for cashless option exercises for the six months ended June 30, 2021 was approximately $1.3 million. There was no expense for cashless option exercises for the six months ended June 30, 2020. Salary expenses increased by approximately $216 thousand in the six months ended June 30, 2021, compared to the same period in 2020 primarily for bonus payments. Non-cash stock option and warrant amortization expenses increased by approximately $138 thousand in the six months ended June 30, 2021, compared to the same period in 2020.  Prototype device development expenses increased by approximately $113 thousand in the six months ended June 30, 2021, compared to the same period in 2020.  Laboratory and wafer fabrication materials and supplies increased by approximately $37 thousand in the six months ended June 30, 2021, compared to the same period in 2020. Depreciation expenses increased by approximately $20 thousand in the six months ended June 30, 2021, compared to the same period in 2020.

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

General and administrative expenses increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to increases in salary expenses, director and officer insurance and other tax expenses offset by decreases in auditing fees and legal fees. Salary expenses increased by approximately $97 thousand in the six months ended June 30, 2021, compared to the same period in 2020 primarily for bonus payments. Director and officer insurance increased by approximately $20 thousand in the six months ended June 30, 2021, compared to the same period in 2020. Other tax expenses increased by approximately $14 thousand in the six months ended June 30, 2021, compared to the same period in 2020. Auditing fees decreased by approximately $22 thousand in the six months ended June 30, 2021, compared to the same period in 2020. The additional auditing expenses incurred during the prior period related to the audit of internal controls for the year ended December 31, 2019 required for accelerated filers. The Company was not an accelerated filer for the year ended December 31, 2020. Legal fees decreased by approximately $15 thousand in the six months ended June 30, 2021, compared to the same period in 2020.

Other Income (Expense)

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2021	June 30, 2020	Period	Month Period

Other Income/(Expense)	$(922,515)	$(62,633)	$(859,882)	1373%

Other income (expenses) increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to an increase in commitment fee in the amount of approximately $1.27 million associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by the Paycheck Protection Program loan forgiveness January 22, 2021 in the amount of $410.7 thousand.

Net Loss

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2021	June 30, 2020	Period	Month Period

Net Loss	$6,274,529	$3,491,102	$2,783,427	80%

Net loss was $6,274,529 and $3,491,102 for the six months ended June 30, 2021 and 2020, respectively, for an increase of $2,783,427, due primarily to the expense for cashless option exercises and increases in commitment fee, salary expenses, non-cash stock option and warrant amortization, prototype device development expenses, operations committee fees, laboratory and wafer fabrication materials and supplies, depreciation, director and officer insurance and other tax expenses offset by decreases in auditing fees and legal fees.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

Our primary source of operating cash inflows was proceeds from the sale of common stock to an institutional investor pursuant to a purchase agreement with the institutional investor as described in Sources and Uses of Cash below (Lincoln Park financing) and in Note 10 to the Financial Statements. All of the registered shares under the purchase agreement with the institutional investor have been issued as of June 30, 2021. We also received cash proceeds pursuant to the exercise of options and warrants for cash. On July 2, 2021, our Company filed a $100,000,000 universal shelf registration statement which became effective on July 9, 2021.

For the six months ended June 30, 2021

During the six months ended June 30, 2021, the Company received approximately $13.97 million pursuant to the purchase agreement with the institutional investor. Also, during this period we received proceeds of $746,750 pursuant to the exercise of options and warrants. Our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors and third-party service providers. On June 30, 2021, our cash and cash equivalents totaled $13,913,519, our assets totaled $17,994,174, our liabilities totaled $1,037,301 and we had stockholders’ equity of $16,956,873.

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

We expect that we will incur approximately $816,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through November 2022. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology.

On January 21, 2019, our Company entered into a purchase agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $25,000,000 of our Common Stock (subject to certain limitations) from time to time over a 36-month period. All of the registered shares under the purchase agreement have been issued as of June 30, 2021.

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

During the six months ended June 30, 2021, the Company received proceeds of $746,750 pursuant to the exercise of options and warrants.

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

Analysis of Cash Flows

For the six months ended June 30, 2021

Net cash used in operating activities was $2,991,879 for the six months ended June 30, 2021, primarily attributable to the net loss of $6,274,529 adjusted by $10,242 in warrants issued for services, $528,249 in options issued for services, $1,333,628 in common stock issued for services, $417,414 in depreciation expenses and patent amortization expenses, ($410,700) in Paycheck Protection Program loan forgiveness $134,668 in prepaid expenses, ($48,074) in accounts payable and accrued expenses and $1,317,223 in cashless option exercise expense.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $654,699 for the six months ended June 30, 2021, consisting of $18,221 in cost for intangibles and $636,478 in asset additions primarily for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $14,253,507 for the six months ended June 30, 2021 and consisted of $746,750 in proceeds from exercise of options and warrants, $13,973,249 in proceeds from resale of common stock to an institutional investor offset by $453,385 in cashless option exercise tax payments and $13,107 repayment of equipment purchased.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2021 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2	Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
June 2021	Common Stock — 150,000 shares of Common Stock at $.63 per share pursuant to a warrant exercise.
June 2021	Common Stock — 25,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
June 2021	Common Stock — 25,000 shares of Common Stock at $.67 per share pursuant to a warrant exercise.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment 1 - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.3	Employee Agreement Amendment 2 – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.4	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.5	Employee Agreement Amendment 1 - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.6	Employee Agreement Amendment 2 - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 10, 2019
10.7	Employee Agreement Amendment 3 - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 16, 2021

