Form 10-Q
period 2021-09-30
Lightwave Logic, Inc.
filed 2021-11-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File Number 001-40766

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0497368 (I.R.S. Employer Identification No.)
369 Inverness Parkway, Suite 350 Englewood, CO (Address of principal executive offices)	80112 (Zip Code)
(720) 340-4949 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	LWLG	The NASDAQ Stock Market

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

The number of shares of the registrant’s common stock outstanding as of November 15, 2021 was 108,830,757.

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

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,194,744	$3,306,590
Prepaid expenses and other current assets	346,569	567,185
TOTAL CURRENT ASSETS	12,541,313	3,873,775

PROPERTY AND EQUIPMENT - NET	2,143,177	1,873,549

OTHER ASSETS
Intangible assets - net	866,198	916,000
Operating Lease - Right of Use - Building	579,219	703,454
TOTAL OTHER ASSETS	1,445,417	1,619,454

TOTAL ASSETS	$16,129,907	$7,366,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$187,506	$169,247
Accrued expenses	190,198	81,396
Current portion of equipment purchase	—	13,107
Accounts payable and accrued expenses - related parties	62,139	49,797
Deferred lease liability	41,778	41,778
Paycheck Protection Program advance	—	410,700
Operating lease liability	175,327	167,007
TOTAL CURRENT LIABILITIES	656,948	933,032

LONG TERM LIABILITIES
Deferred lease liability	90,520	121,853
Operating lease liability	403,892	536,447
TOTAL LONG TERM LIABILITIES	494,412	658,300

TOTAL LIABILITIES	1,151,360	1,591,332
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 108,366,597 and 97,775,789 issued and outstanding at September 30, 2021 and December 31, 2020	108,367	97,776
Additional paid-in-capital	96,364,331	76,649,170
Accumulated deficit	(81,494,151)	(70,971,500)

TOTAL STOCKHOLDERS' EQUITY	14,978,547	5,775,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,129,907	$7,366,778

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	3,631,316	1,156,564	7,761,101	3,426,305
General and administrative	618,838	432,932	1,841,066	1,591,660
TOTAL COST OF EXPENSE	4,250,154	1,589,496	9,602,167	5,017,965

LOSS FROM OPERATIONS	(4,250,154)	(1,589,496)	(9,602,167)	(5,017,965)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	—	410,700	—
Interest income	2,032	303	2,444	628
Commitment fee	—	(28,690)	(1,333,628)	(91,648)

NET LOSS	$(4,248,122)	$(1,617,883)	$(10,522,651)	$(5,108,985)

Basic and Diluted Loss per Share	$(0.04)	$(0.02)	$(0.10)	$(0.06)

Basic and Diluted Weighted Average Number of Shares	107,730,515	92,768,633	103,910,690	90,641,901

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	8,062,500	8,063	13,965,186	—	13,973,249
Common stock issued for commitment shares	454,138	454	1,333,174	—	1,333,628
Exercise of options	1,196,250	1,196	1,004,679	—	1,005,875
Cashless exercise of 443,752 options	250,920	251	2,217,952	—	2,218,203
Exercise of warrants	627,000	627	394,973	—	395,600
Options issued for services	—	—	788,196	—	788,196
Warrants issued for services	—	—	11,001	—	11,001
Net loss for the nine months ending September 30, 2021	—	—	—	(10,522,651)	(10,522,651)

BALANCE AT SEPTEMBER 30, 2021 (UNAUDITED)	108,366,597	$108,367	$96,364,331	$(81,494,151)	$14,978,547

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2019	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	6,375,000	6,375	4,065,176	—	4,071,551
Common stock issued for commitment shares	132,331	132	91,516	—	91,648
Options issued for services	—	—	474,090	—	474,090
Warrants issued for services	—	—	74,646	—	74,646
Net loss for the nine months ending September 30, 2020	—	—	—	(5,108,985)	(5,108,985)

BALANCE AT SEPTEMBER 30, 2020 (UNAUDITED)	93,916,931	$93,917	$73,781,668	$(69,364,921)	$4,510,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$(77,246,029)	$16,956,873

Exercise of options	486,250	486	385,889	—	386,375
Cashless exercise of 203,125 options	118,237	118	1,354,247	—	1,354,365
Exercise of warrants	427,000	427	267,923	—	268,350
Options issued for services	—	—	259,947	—	259,947
Warrants issued for services	—	—	759	—	759
Net loss for the three months ending September 30, 2021	—	—	—	(4,248,122)	(4,248,122)

BALANCE AT SEPTEMBER 30, 2021 (UNAUDITED)	108,366,597	$108,367	$96,364,331	$(81,494,151)	$14,978,547

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2020

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT JUNE 30, 2020 (UNAUDITED)	91,874,367	$91,875	$72,302,294	$(67,747,038)	$4,647,131

Common stock issued to institutional investor	2,000,000	2,000	1,307,625	—	1,309,625
Common stock issued for commitment shares	42,564	42	28,648	—	28,690
Options issued for services	—	—	119,132	—	119,132
Warrants issued for services	—	—	23,969	—	23,969
Net loss for the three months ending September 30, 2020	—	—	—	(1,617,883)	(1,617,883)

BALANCE AT SEPTEMBER 30, 2020 (UNAUDITED)	93,916,931	$93,917	$73,781,668	$(69,364,921)	$4,510,664

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,522,651)	$(5,108,985)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	11,001	74,646
Stock options issued for services	788,196	474,090
Cashless option exercise	3,530,191	—
Common stock issued for services and fees	1,333,628	91,648
Depreciation and amortization of patents	642,150	589,358
Paycheck Protection Program loan forgiveness	(410,700)	—
(Increase) decrease in assets
Prepaid expenses and other current assets	220,616	(254,834)
(Decrease) increase in liabilities
Accounts payable	18,259	186,749
Accrued expenses	108,802	(12,746)
Accounts payable and accrued expenses- related parties	12,342	56,096
Deferred lease liability	(31,333)	(31,334)
Paycheck Protection Program loan	—	410,700

Net cash used in operating activities	(4,299,499)	(3,524,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(15,400)	(39,564)
Purchase of property and equipment	(846,576)	(45,730)

Net cash used in investing activities	(861,976)	(85,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	1,401,475	—
Cashless option exercise tax payments	(1,311,988)	—
Issuance of common stock, institutional investor	13,973,249	4,071,551
Repayment of equipment purchase payable	(13,107)	(497,678)

Net cash provided by financing activities	14,049,629	3,573,873

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,888,154	(36,033)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,306,590	2,236,344

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,194,744	$2,200,311

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2020 Annual Report. The interim operating results for the three and nine months ending September 30, 2021 may not be indicative of operating results expected for the full year.

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

SEPTEMBER 30, 2021 AND 2020

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2021 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2020 financial statement in order to conform to the 2021 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $865,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through March 2023. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $3,449,650 in October and a remaining available amount of $29,550,350 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2021	December 31, 2020

Insurance	$164,683	$93,569
Other	81,009	51,384
License	64,352	25,478
Rent	36,525	36,525
Research & Development Credit	—	101,629
Deposit for Equipment	—	140,394
Prototype Devices	—	118,206

Prepaid expenses and other current assets	$346,569	$567,185

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2021	December 31, 2020

Office equipment	$90,891	$86,097
Lab equipment	4,715,945	3,884,807
Furniture	33,128	33,128
Leasehold Improvements	245,010	234,366
	5,084,974	4,238,398
Less: Accumulated depreciation	2,941,797	2,364,849

	$2,143,177	$1,873,549

Depreciation expense for the nine months ending September 30, 2021 and 2020 was $576,948 and $526,796. Depreciation expense for the three months ending September 30, 2021 and 2020 was $203,421 and $172,415. During the three and nine months ending September 30, 2021 and 2020, the Company did not retire property and equipment.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Patents consist of the following:

	September 30, 2021	December 31, 2020

Patents	$1,342,399	$1,327,000
Less: Accumulated amortization	476,201	411,000

Intangible assets - net	$866,198	$916,000

Amortization expense for the nine months ending September 30, 2021 and 2020 was $65,202 and $62,562. Amortization expense for the three months ending September 30, 2021 and 2020 was $21,314 and $20,842. There were no patent costs written off for the three and nine months ending September 30, 2021 and 2020.

NOTE 6 – LONG TERM EQUIPMENT PURCHASE PAYABLE

Outstanding long term equipment purchase payable is comprised of the following:

	Interest	September 30,	December 31,
Classification	Rate	2021	2020

Current	0.00%	$—	$13,107
Long term	0.00%	—	—
		$—	$13,107

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2021	$51,130
2022	207,563
2023	213,781
2024	182,624
Total operating lease obligation	655,098
Less discounted interest	(75,879)

TOTAL	$579,219

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 7 – COMMITMENTS (CONTINUED)

Rent expense amounting to $100,399 and $33,466 is included in research and development and general and administrative expenses for the nine months ended September 30, 2021. Rent expense amounting to $97,077 and $32,359 is included in research and development and general and administrative expenses for the nine months ended September 30, 2020. Rent expense amounting to $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended September 30, 2021. Rent expense amounting to $32,359 and $10,786 is included in research and development and general and administrative expenses for the three months ended September 30, 2020.

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

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2021 and 2020 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2021, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2021. The Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

SEPTEMBER 30, 2021 AND 2020

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through September 30, 2021, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the nine month period ending September 30, 2021, the institutional investor purchased 8,062,500 shares of common stock for proceeds of $13,973,249 and the Company issued 454,138 shares of common stock as additional commitment fee, valued at $1,333,628, fair value. During the three month period ending September 30, 2021, the institutional investor purchased no shares of common stock and the Company issued no shares of common stock as additional commitment fee. All of the registered shares under the purchase agreement have been issued as of September 30, 2021.

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. The Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During October, the institutional investor purchased 377,511 shares of common stock for proceeds of $3,449,650 and the Company issued 6,337 shares of common stock as additional commitment fee, valued at $57,335, fair value, leaving 54,286 in reserve for additional commitment fees.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company.  The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2021, options to purchase 3,785,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of September 30, 2021, options to purchase 3,756,748 shares of common stock have been issued and are outstanding and 3,268,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2021: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.4% to 76.4%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during the relevant years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of September 30, 2021, there was $746,583 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through August 2023.

Share-based compensation was recognized as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2021	September 30, 2020

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	788,196	474,090
Warrants	11,001	74,646

Total share-based compensation	$799,197	$548,736

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the six months ended September 30, 2021:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.84

Granted	1,003,000	$1.27 - $10.51	$1.71
Forfeited	(28,750)	$0.64 - $0.86	$0.82
Exercised	(2,267,002)	$0.60 - $1.50	$0.80
Outstanding, September 30, 2021	8,729,748	$0.51 - $10.51	$0.95

Exercisable, September 30, 2021	8,108,687	$0.51 - $10.51	$0.88

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2021 was $69,549,879. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $9.46 for the Company’s common stock on September 30, 2021. During the nine month period ending September 30, 2021, 1,196,250 options were exercised for proceeds of $1,005,875, 627,000 warrants were exercised for proceeds of $395,600 and 443,752 options were exercised via cashless method.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2021	Contractual Life	Warrants Currently Exercisable

$0.51 - $10.51	8,108,687	4.91 Years	$0.88

NOTE 12 – RELATED PARTY

At September 30, 2021 the Company had a legal accrual to related party of $56,331, travel and office expense accruals of officers in the amount of $2,236 and accounting service fee and expense reimbursement accrual to related parties of $3,572. At December 31, 2020, the Company had a legal accrual to related party of $30,100, director fees accrued in the amount of $10,000, travel and office expense accruals of officers in the amount of $7,177 and accounting service fee accrual to a related party of $2,520.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the nine months ending September 30, 2021 and 2020, a contribution of $40,894 and $39,811 was charged to expense for all eligible non-executive participants. For the three months ending September 30, 2021 and 2020, a contribution of $12,463 and $13,875 was charged to expense for all eligible non-executive participants.

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

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its polymer platform which uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

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

We expect our patented and patent-pending optical materials and trade secrets to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or potentially out-license to electro-optic device manufacturers. Our Company contemplates future applications that may address the needs of semiconductor companies, optical network companies, Web 2.0 media companies, high performance computing companies, telecommunications companies, aerospace companies, and government agencies.

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

Polymer Photonic Integrated Circuits

Our Company also designs its own proprietary polymer photonic integrated circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a 4-channel polymer PIC. In this case, the number of photonic components would increase by a factor of 4. Another type is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our polymer platform encompasses both these types of architecture.

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

Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; or (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our integrated polymer platform
•	Continue to develop proprietary intellectual property
•	Grow our commercial device development capabilities

•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Continue to add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

Our Proprietary Products in Development

As part of a two-pronged marketing strategy, our Company is developing several optical devices, which are in various stages of development and that utilize our polymer optical materials. They include:

Ridge Waveguide Modulator, Polymer Stack ™

Our ridge electro-optic waveguide modulator was designed and fabricated in our in-house laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. In September 2017 we announced that our initial alpha prototype ridge waveguide modulator, enabled by our polymer system, demonstrated bandwidth performance levels that will enable 50 Gbaud modulation in fiber-optic communications. This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. This important achievement will allow users to utilize arrays of 4 x 50 Gbaud (4x 100 Gbps) polymer modulators using PAM-4 encoding to access 400 Gbps data rate systems. These ridge waveguide modulators are currently being packaged with our partner into prototype packages.

These prototype packages enable potential customers to evaluate the performance at 50 Gbaud. Once a potential customer generates technical feedback on our prototype, we expect to be asked to optimize the performance to their specifications. Assuming this is successful, we expect to enter a qualification phase where our prototypes will be evaluated more fully.

In parallel, we are developing modulators for scalability to higher data rates above 50 Gbaud. In September 2018, we showed in conference presentations the potential of our polymer modulator platform to operate at over 100 GHz bandwidth. This preliminary result corresponds to 100 Gbaud data rates using a simple NRZ data encoding scheme or 200 Gbps with PAM-4 encoding. With 4 channel arrays in our polymer platform, the Company thus has the potential to address both 400 Gbps and 800 Gbps markets. While customers may start the engagement at 50 Gbaud, we believe potential customers recognize that scalability to higher speeds is an important differentiator of the polymer technology.

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

Our Long-Term Device Development Goal - Multichannel Polymer Photonic Integrated Circuit

Our polymer platform is positioned to address markets with aggregated data rates of 100 Gbaud, 400 Gbaud, 800 Gbaud and beyond. Our polymer platform will contain a number of photonic devices that may include, over and above polymer-based modulators, photonic devices such as lasers, multiplexers, demultiplexers, detectors, fiber couplers.

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps and beyond transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based ridge waveguide modulators to 100 Gbaud based ridge waveguide modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multichannel polymer platform that spans 100 Gbps, 400 Gbps, 800 Gbps, and a scaling philosophy that will grow to 1.6 Tbps (and beyond) aggregated data-rate markets.

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

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platforms is within sight today:

1.	Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this.
2.	Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.
3.	Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.
4.	Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages.

Scalability in terms of cost reduction and high-volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing capacity. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.
2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our polymer platform seeks to address device integration.

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

During March 2018, our Company, together with our packaging partner, successfully demonstrated packaged polymer modulators designed for 50Gbps, which we believe will allow us to scale our polymer platform with our Mach-Zehnder ridge waveguide modulator design as well as other photonics devices competitively in the 100Gbps and 400Gbps datacom and telecommunications applications market. We are currently fine-tuning the performance parameters of these prototypes in preparation for customer evaluations.

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

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry: Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. The Advisory Board is working closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer platform. The mission of the Advisory Board is initially to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials. Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products. In addition, they possess operational experience with semiconductor and polymer businesses.

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

On September 1, 2021, our  Company's common shares began trading on the Nasdaq Capital Market ("Nasdaq"). The Company’s Nasdaq listing will help to expand our potential shareholder base, improve liquidity, elevate our public profile within the industry and should ultimately enhance shareholder value.

On September 15, 2021, we announced the receipt of the 2021 Industry Award for Optical Integration from the European Conference on Optical Communications (ECOC), a premier industry exhibition that was held in Bordeaux from September 13-15, 2021. ECOC created the fiber communication industry awards in six categories to put the spotlight on innovation happening within the industry. The awards recognize and highlight key industry achievements in advancing optical components, photonic integration, optical transport and data center innovation. The awards are selected from top industry players, representing significant innovation in photonics integration at our prestigious exhibition.

On September 16, 2021, we announced the achievement of world-record performance for a polymer modulator, as demonstrated in an optical transmission experiment by ETH Zurich, using our Company's proprietary, advanced Perkinamine™ chromophores and Polariton Technologies Ltd.'s newest plasmonic EO modulator, a silicon-photonics-based plasmonic racetrack modulator offering energy-efficient, low-loss, and high-speed modulation in a compact footprint. The groundbreaking results were presented as a post-deadline paper at the prestigious European Conference on Optical Communications (ECOC) industry exhibition and conference in Bordeaux on September 16, 2021. Polariton's plasmonic modulator transmitted 220 Gbit/s OOK and 408 Gbit/s 8PAM. Transmission of an optical signal was conducted over 100 m using a low-voltage electrical drive of 0.6Vp, an on-chip loss of 1 dB, and an optical 3 dB bandwidth of beyond 110 GHz.

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

Results of Operations

Comparison of three months ended September 30, 2021 to three months ended September 30, 2020

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2021 and September 30, 2020. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

	For the Three	For the Three		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Three	Prior Three
	2021	2020	Month Period	Month Period

Research and development	$3,631,316	$1,156,564	$2,474,752	214%
General and administrative	618,838	432,932	185,906	43%
	$4,250,154	$1,589,496	$2,660,658	167%

Research and development expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the expense for cashless option exercises and increases in non-cash stock option and warrant amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, depreciation, salary expenses, travel and operations committee fees. The expense for cashless option exercises for the three months ended September 30, 2021 were approximately $2.1 million. There was no expense for cashless option exercises for the three months ended September 30, 2020. Non-cash stock option and warrant amortization expenses increased by approximately $85 thousand in the three months ended September 30, 2021, compared to the same period in 2020.  Prototype device development expenses increased by approximately $65 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Laboratory and wafer fabrication materials and supplies increased by approximately $45 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Depreciation expenses increased by approximately $31 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Salary expenses increased by approximately $24 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Travel expenses increased by approximately $20 thousand in the three months ended September 30, 2021, compared to the same period in 2020.

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

General and administrative expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to the expense for cashless option exercises and increases in investor expense, legal expenses, non-cash stock option amortization and travel expenses offset by a decrease in salary expense. The expense for cashless option exercises for the three months ended September 30, 2021 were approximately $67 thousand. There was no expense for cashless option exercises for the three months ended September 30, 2020. Investor expenses increased by approximately $82 thousand in the three months ended September 30, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Legal expenses increased by approximately $53 thousand in the three months ended September 30, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Non-cash stock option amortization expenses increased by approximately $32 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Travel expenses increased by approximately $14 thousand in the three months ended September 30, 2021, compared to the same period in 2020. Salary expenses decreased by approximately $52 thousand in the three months ended September 30, 2021.

Other Income (Expense)

	For the Three	For the Three		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Three	Prior Three
	2021	2020	Month Period	Month Period

Other Income/(Expense)	$2,032	$(28,387)	$30,419	-107%

Other income (expenses) decreased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily since there were no commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement during the three months ended September 30, 2021.

Net Loss

	For the Three	For the Three		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Three	Prior Three
	2021	2020	Month Period	Month Period

Net Loss	$4,248,122	$1,617,883	$2,630,239	163%

Net loss was $4,248,122 and $1,617,883 for the three months ended September 30, 2021 and 2020, respectively, for an increase of $2,630,239, due primarily to the expense for cashless option exercises and increases in non-cash stock option and warrant amortization, investor expenses, prototype device development expenses, legal expense, laboratory and wafer fabrication materials and supplies, travel expenses, depreciation, research and development salary expenses and operations committee fees offset by decreases in general and administrative salaries and commitment fees.

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2021 and September 30, 2020. The Company is in various stages of photonic device and material development and evaluation. We expect the next revenue stream to be in product development agreements and prototype devices prior to moving into production.

Operating Expenses

	For the Nine	For the Nine		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Nine	Prior Nine
	2021	2020	Month Period	Month Period

Research and development	$7,761,101	$3,426,305	$4,334,796	127%
General and administrative	1,841,066	1,591,660	249,406	16%
	$9,602,167	$5,017,965	$4,584,202	91%

Research and development expenses increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to the expense for cashless option exercises and increases in salary expenses, non-cash stock option and warrant amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, operations committee fees, depreciation and travel expenses. The expense for cashless option exercises for the nine months ended September 30, 2021 were approximately $3.5 million. There was no expense for cashless option exercises for the nine months ended September 30, 2020. Salary expenses increased by approximately $239 thousand in the nine months ended September 30, 2021, compared to the same period in 2020 primarily for bonus payments. Non-cash stock option and warrant amortization expenses increased by approximately $223 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. Prototype device development expenses increased by approximately $177 thousand in the nine months ended September 30, 2021, compared to the same period in 2020.  Laboratory and wafer fabrication materials and supplies increased by approximately $82 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. Depreciation expenses increased by approximately $52 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. Travel expenses increased by approximately $22 thousand in the nine months ended September 30, 2021, compared to the same period in 2020.

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

General and administrative expenses increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to the expense for cashless option exercises and increases in investor expenses, legal fees, salary expenses, non-cash stock option amortization and director and officer insurance offset by decreases in auditing fees. The expense for cashless option exercises for the nine months ended September 30, 2021 were approximately $79 thousand. There was no expense for cashless option exercises for the nine months ended September 30, 2020. Investor expenses increased by approximately $80 thousand in the nine months ended September 30, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Legal expenses increased by approximately $38 thousand in the nine months ended September 30, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Salary expenses increased by approximately $33 thousand in the nine months ended September 30, 2021, compared to the same period in 2020 primarily for bonus payments. Non-cash stock option amortization expenses increased by approximately $28 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. Director and officer insurance increased by approximately $26 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. Auditing fees decreased by approximately $21 thousand in the nine months ended September 30, 2021, compared to the same period in 2020. The additional auditing expenses incurred during the prior period related to the audit of internal controls for the year ended December 31, 2019 required for accelerated filers. The Company was not an accelerated filer for the year ended December 31, 2020.

Other Income (Expense)

	For the Nine	For the Nine		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Nine	Prior Nine
	2021	2020	Month Period	Month Period

Other Income/(Expense)	$(920,484)	$(91,020)	$(829,464)	911%

Other income (expenses) increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to an increase in commitment fee in the amount of approximately $1.2 million associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by the Paycheck Protection Program loan forgiveness January 22, 2021 in the amount of $410.7 thousand.

Net Loss

	For the Nine	For the Nine		Percent
	Months Ending	Months Ending	Change from	Change from
	September 30,	September 30,	Prior Nine	Prior Nine
	2021	2020	Month Period	Month Period

Net Loss	$10,522,651	$5,108,985	$5,413,666	106%

Net loss was $10,522,651 and $5,108,985 for the nine months ended September 30, 2021 and 2020, respectively, for an increase of $5,413,666, due primarily to the expense for cashless option exercises and increases in commitment fee, salary expenses, non-cash stock option and warrant amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, investor expenses, operations committee fees, depreciation, legal expenses, director and officer insurance and travel expenses offset by a decrease in auditing fees.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to an institutional investor pursuant to purchase agreements with an institutional investor as described in Note 10 to the Financial Statements and proceeds received pursuant to the exercise of options and warrants.

All of the registered shares under the January 21, 2019 purchase agreement with the institutional investor have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021, and on October 4, 2021, the Company entered into a new purchase agreement with the institutional investor to sell up to $33 million of common stock over a 36-month period, with $29,550,350 remaining on the purchase agreement as of the date of this filing.

During the nine months ended September 30, 2021, the Company received approximately $13.97 million in proceeds pursuant to the purchase agreements with the institutional investor and $1,401,475 in proceeds pursuant to the exercise of options and warrants. During 2020, the Company received approximately $5,173,300 in proceeds pursuant to the January 21, 2019 purchase agreement with the institutional investor and $1,658,442 in proceeds from exercise of warrants. Additionally, on April 24, 2020, the Company received $410,700 in loan funding from the Paycheck Protection Program, as described in Note 8 to the Financial Statements. The loan was forgiven by the Small Business Administration in its entirety on January 22, 2021.

During the nine months ended September 30, 2021, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors and third-party service providers. During the nine months ended September 30, 2020, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $865 thousand of expenditures per month over the next 12 months.

Subject to any additional impact of the COVID-19 pandemic, we expect our October 4, 2021 purchase agreement with the institutional investor to provide us with sufficient funds to maintain our operations for the next 36 months if required. However, any additional funds provided by the institutional investor may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through March 2023 before we will be required to replenish our cash reserves pursuant to our October 4, 2021 purchase agreement or otherwise. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the nine months ended September 30, 2021

Net cash used in operating activities was $4,299,499 for the nine months ended September 30, 2021, primarily attributable to the net loss of $10,522,651 adjusted by $11,001 in warrants issued for services, $788,196 in options issued for services, $1,333,628 in common stock issued for services, $642,150 in depreciation expenses and patent amortization expenses, ($410,700) in Paycheck Protection Program loan forgiveness, $220,616 in prepaid expenses, $108,070 in accounts payable and accrued expenses and $3,530,191 in cashless option exercise expense.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $861,976 for the nine months ended September 30, 2021, consisting of $15,400 in cost for intangibles and $846,576 in asset additions primarily for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $14,049,629 for the nine months ended September 30, 2021 and consisted of $1,410,475 in proceeds from exercise of options and warrants, $13,973,249 in proceeds from resale of common stock to an institutional investor offset by $1,311,988 in cashless option exercise tax payments and $13,107 repayment of equipment purchased.

On September 30, 2021, our cash and cash equivalents totaled $12,194,744, our assets totaled $16,129,907, our liabilities totaled $1,151,360 and we had stockholders’ equity of $14,978,547.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2021 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

Not Applicable.

Item 1A	Risk Factors

Not Applicable.

Item 2	Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
June 25, 2021	Common Stock — 150,000 shares of Common Stock at $.63 per share pursuant to a warrant exercise.
June 30, 2021	Common Stock — 25,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
June 30, 2021	Common Stock — 25,000 shares of Common Stock at $.67 per share pursuant to a warrant exercise.
July 23, 2021	Common Stock —12,000 shares of Common Stock at $.75 per share pursuant to a warrant exercise.
Aug. 30, 2021	Common Stock —165,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
Sept. 30, 2021	Common Stock —250,000 shares of Common Stock at $.62 per share pursuant to a warrant exercise.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Item 3	Defaults Upon Senior Securities

Not Applicable.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

Not Applicable.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Purchase Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on 10/05/2021
10.2	Registration Rights Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on 10/05/2021
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 15, 2021

