Form 10-K
period 2021-12-31
Lightwave Logic, Inc.
filed 2022-03-01
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,542,324,261 as of June 30, 2021.

As of February 28, 2022, there were 110,978,886 shares outstanding of the registrant’s common stock, $.001 par value.

Documents incorporated by reference. Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year end.

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

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate revenue or to manage growth;
•	lack of available funding;
•	lack of a market for or market acceptance of our products;
•	competition from third parties;
•	general economic and business conditions;
•	intellectual property rights of third parties;
•	changes in the price of our stock and dilution;
•	regulatory constraints and potential legal liability;
•	ability to maintain effective internal controls;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in technology and methods of marketing;
•	delays in completing various engineering and manufacturing programs;
•	changes in customer order patterns and qualification of new customers;
•	changes in product mix;
•	success in technological advances and delivering technological innovations;
•	shortages in components;
•	production delays due to performance quality issues with outsourced components;
•	the novel coronavirus (“COVID-19”) and its potential impact on our business;
•	those events and factors described by us in Item 1.A “Risk Factors”;
•	other risks to which our Company is subject; and
•	other factors beyond the Company’s control.

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

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and Polymer Slot™. Our polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

Our differentiation at the device level is in higher speed, lower power consumption, simplicity of manufacturing and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2021, we continue to make advances in techniques to translate material properties to efficient, reliable devices. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2021 we discussed the addition of silicon-based foundry partners to help scale in volume our polymer modulator devices. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, and also allows us to efficiently utilize our capital.

Our extremely strong patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing, 3) Technology transfer to foundries.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc. Also, this Form 10-K Annual Report includes the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties’ names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

Polymer Photonic Integrated Circuits (P2IC™)

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

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries. This approach we call Polymer Plus™. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of particular relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that include both silicon and indium phosphide.

Our company has a fabrication facility in Colorado to apply standard fabrication processes to our electro-optic polymers which create modulator devices. While our internal fabrication facility is capable of manufacturing modulator devices, we have partnered with commercial silicon-based fabrication companies that are called foundries who can scale our technology with volume quickly and efficiently. The process recipe for fabrication plants or foundries is called a ‘process development kit’ or PDK. We are currently working with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries. Our work with the foundries is being focused with the Polymer Plus™ and the Polymer Slot™ polymer modulators.

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

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures of 1750C. Additionally, these materials have demonstrated photochemical stability, even after being subjected to tensor light for over 4,000 hours and exhibited little electro optic degradation even after 2,500 hours of continuous exposure to temperatures at 1100C – exceeding typical commercial operating temperatures of approximately 850C, as found in data center applications. After successfully achieving material test results that either met or exceeded commercial requirements (subsequently confirmed by an outside entity), in late 2016, the Company began production of its first photonic prototype device, a ridge waveguide modulator which is called a Polymer Stack™.

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

We have also shown that with standard simulation and modeling of our devices, there is a potential to scale the high-speed performance beyond that of 100Gbps, thus providing a technology platform for even greater data rates in the future. This means that our technology platform using polymers is both scalable in high performance as well as scalable in miniaturization and low cost, something that the fiber communications industry has been searching for a long time.

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

Previous and Current Competitive Organic Electro-Optic Polymer Efforts

For the past several decades, diverse corporate interests, including, to our knowledge, IBM, Lockheed Martin, DuPont, AT&T Bell Labs, Honeywell, Motorola, HP, 3M, and others in addition to numerous universities and U.S. Government Agencies, have attempted to produce high-performance, high-stability electro-optic polymers for high-speed (wide bandwidth) telecommunication applications. These efforts were largely unsuccessful due, in our opinion, to the industry’s singular adherence to an industry pervasive engineering model known as the Bond Length Alternation ("BLA") theory model, which none of our patented molecular designs rely upon. The BLA model, like all other current industry-standard molecular designs, consists of molecular designs containing long strings of atoms called polyene chains. Longer polyene chains provide higher electro-optic performance, but are also more susceptible to environmental threats, which result in unacceptably low-performing, thermally unstable electro-optic polymers.

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

Our Electro-Optic Photonic P2IC™ Device Approach

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

Our Intellectual Property

Our research and development efforts over the last 10 years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We actively filed technical utility patents over the past few years, and are currently in the process of readying a number of other inventions for formal filings in 2022. We expect to continue innovating with our P2IC platform for the next couple of years. We had a number of patents issued over the past few months indicating that our technology is being recognized as being unique.

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

In total, our patent portfolio currently consists of 59 granted patents that include 47 from the US, 1 from Canada, 5 from the EU, 2 from Japan and 2 from China.

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

Our strategic plan is to utilize our core proprietary technology and leverage our proprietary optical materials to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or potentially out-license to electro-optic device manufacturers. Our Company contemplates future applications that may address the needs of semiconductor companies, automotive/LiDAR companies, sensing companies, aerospace companies and government agencies.

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

In September 2019 at the prestigious European Conference on Communications (ECOC) in Dublin, Ireland, we showed measured material response over frequency and the resulting optical data bits stream on our clean technology polymer materials, the newest addition to our family of Perkinamine™ polymers, that meet and exceed of our near-term target speed of 80 GHz. We also released data demonstrating stability under elevated temperatures in the activated (poled to create data carrying capability) state.

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

On January 3, 2022, we announced the publication of our patent application 20210405504A1 by the United States Patent and Trademark Office (USPTO) – entitled 'Nonlinear Optical Chromophores Having a Diamondoid Group Attached Thereto, Methods of Preparing the Same, and Uses Thereof' – which significantly improves the overall stability and performance of our electro-optic polymers. The Company's electro-optic chromophores are designed to have one or more diamondiod molecular groups attached to the chromophore. When such chromophores are dispersed in a host polymer matrix, the electro-optic materials result in improved macroscopic electro-optic properties, increased poling efficiency, increased loading as well as increased stability of these materials after poling. The impact of this technology is that it will accelerate the path for very high-speed, low-power electro-optic polymers to be implemented into large foundry process development kits (“PDKs”) to boost performance of integrated photonic circuits.

On January 3, 2022, we announced that we enhanced our Company’s Foundry Process Development Kit Offering with the addition of Optical Grating Couplers. This expanded design tool kit will enable silicon foundries to implement PDKs and fabricate modulators and optical gratings in a single fab run, further enhancing modulator efficacy. We are continuing to work on additional design tool kit components to enable an expedited commercialization process through a more simplified manufacturing process for our foundry partners.

On January 3, 2022, we announced that we appointed respected industry leader Dr. Craig Ciesla to our Board of Directors and that retired director Dr. Joseph A. Miller transitioned to our Company's Advisory Board. Dr. Ciesla is currently the Vice President, Head of the Advanced Platforms and Devices Group at Illumina, a leading provider of DNA sequencing and array technologies. There he leads a team driving innovation in sequencing platforms, microfluidics, electronics, and nanofabrication. Prior to Illumina, he was Vice President of Engineering at Kaiam, where he was responsible for the development and production of 100G transceivers for the data-center market. He was also the founding CEO of Tactus Technology, an innovator in the user interface industry, where he was the co-inventor of Tactus' polymer morphing screen technology. Before Tactus he had a variety of roles at Intel, JDSU (now Lumentum), Bookham (now Oclaro) and Ignis Optics developing a wide range of products in the fiber-optics market. He started his career at Toshiba Research Europe, where he performed early terahertz images of skin cancer. Dr. Ciesla holds a BSc (Hons.) in Applied Physics and Ph.D. in Physics from Heriot-Watt University in Edinburgh.

On February 10, 2022, we announced breakthrough photostability results on our electro-optic polymer modulators that are compatible with high-volume silicon foundry processes. The improved photostability of our polymers are expected to minimize any optical losses and provide a more robust platform for silicon foundries. This breakthrough photostability performance is incredibly important as we optimize our polymers for high-volume silicon foundry processes.

As we move forward to diligently meet our goals, we continue to work closely with our packaging and foundry partners for the 50Gbaud and 100 Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. We partnered with silicon-based foundries in 2021 so that we can scale commercial volumes of electro-optic polymer modulator devices using large silicon wafers, and we are currently working to have our fabrication processes accepted into foundry PDKs (process development kits). These are the recipes that foundries use to manufacture devices in their fabrication plants.

We are actively engaged with test equipment manufacturers of the most advanced test equipment to test our state-of-the-art polymer devices. We continue to engage with multiple industry bodies to promote our roadmap. We continue to fine tune our business model with target markets, customers, and technical specifications. Our business model includes the licensing of our strong IP and Patent portfolio, as well as technology transfer to entities such as foundries. Discussions with prospective customers are validating that our modulators are ideally suited for the datacenter and telecommunications markets that are over 10km in length. Details and feedback of what these prospective customers are seeking from a prototype are delivered to our technical team.

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

Within the overall market trends of IP traffic growth and in particular mobile video, the internet will need to be able to support high volumes of data traffic. In order to do this, the fiber-optic infrastructure that allows data to be communicated between network nodes such as datacenters, within datacenters, and optical network switches etc., has to be upgraded. Today, fiber-optic networks are a combination of long, medium and short optical interconnects that range from 3 meters (or 1yard) to over 1000km depending on application in the optical network. Optical components, typically known as photonics components are used to build the fiber-optic infrastructure and consist of things such as: laser diodes, photodetectors, multipliers, modulators, transceivers etc. These are known as discrete components, while a mix of these components that are integrated or connected on a single substrate (such as silicon, InP, GaAs etc.) are called PICs (Photonic Integrated Components). All of these components are packaged and put into modules that make up the photonics market. The summary photonics market has been reviewed in 2020 and is shown below. The summary photonics market is forecast to grow to $80B by 2030 with a 17% CAGR (2020-30) that includes both discrete and PIC photonic components. The summary photonics components market is forecasted to reach $42B in 2022.

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

One of the key metrics that is needed for any overall market analysis is how photonics components will grow over the next decade from a PIC perspective. This is important as the trend to integrate photonics components is beginning to accelerate. The trend has been driven by customer applications that require smaller photonic component solutions, lower power, high data rates, larger buildings for longer interconnect lengths, and more economic in terms of $/Gbps. PIC technologies, i.e. those technologies that include integrated photonics are forecasted to grow to ~$41B by 2030 with 29% CAGR (20-30). These technologies include InP which is the current incumbent, GaAs, and other newer integrated technology solutions such as SiP (silicon photonics), polymer photonics, and dielectric photonics. The forecast of ~$41B is approximately 52% of the summary photonics components market by 2030, which represents commercial acceptance for PIC based technologies over the next decade. This also means while PIC based technologies are quickly approaching ~$20B in the next couple of years, PIC based technologies are forecasted to grow significantly over the next decade.

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

Two of the key market segments in fiber optic transceivers are Ethernet and DWDM. Within the Ethernet market segment, there are a range of datarates that are utilized. Over the next decade, the dominance of 1GE (1Gbps) and 10GE (10Gbps) will be replaced by significant growth of 100GE (100Gbps) and 400GE (400Gbps). Ethernet based fiber optic transceivers are expected to grow to $28B by 2030 with 27% CAGR (20-30). The Ethernet revenues will be driven by 100GE and 400GE platforms. Also, during the next decade increasing datarates of 800GE and 1600GE will be implemented into the optical network with forecasted revenues in the $5B range.

DWDM fiber optic transceivers are expected to reach $20B by 2030 with 27% CAGR (20-30). Like the Ethernet transceiver market, the DWDM transceiver market will also be driven in revenue by the 100G and 400G datarate platforms. The 100G and 400G DWDM markets are expected to reach $6B and $7B by 2030 respectively. DWDM will also benefit from increased datarates of 800G and 1600G by 2030, also in the $5B forecasted revenue range.

Fiber optic transceivers are typically pluggable form-factors such as SFF, SFP, CFP, and QSFP etc. Over the next decade new smaller pluggable transceiver modules will emerge such as QSFP-DD and OSFP which cater to datarates of 100G and beyond. While transceiver modules will trend to smaller footprints, lower power consumption and higher datarates, a new trend of co-packaging is expected to emerge. With co-packaging, transceiver modules are designed to be in the center of printed circuit boards and line cards as opposed to plugged in from the outside of the system. This may allow for innovation in optical switch, optical router designs at the system level. Even though the form factor of optical switches and optical routers are expected to evolve, the underlying drive for high speed photonic components, and those components that are PIC based is expected to increase over the next decade. Our electro-optic polymer technology is the engine for both fiber optic transceivers both in pluggable form-factors as well as co-packaging form-factors.

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

Scalability in terms of cost reduction and high volume manufacturing can be enhanced by:

1. Leverage of commercial silicon photonics manufacturing capacity through the use of silicon-based foundries. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2. Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration.

Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2ICTM technology
•	Continue to develop proprietary intellectual property
•	Grow our commercial device development capabilities
•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Continue to add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

Our Research and Development Process

Our research and development process consist of the following steps:

•	We develop novel polymer materials utilizing our patented and patent pending technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.
•	We conduct a full battery of tests at the completion of the synthesis of each new polymer material to evaluate its characteristics. We also create development strategies to optimize materials to meet specifications for specific applications. We model and simulate each new polymer material so that we can further understand how to optimize the material for device operation.
•	We integrate data from the material characterization and test results to fabricate devices. We analyze device-testing results to refine and improve fabrication processes and methods. In addition, we investigate alternative material and design variations to possibly create more efficient fabrication processes.
•	We create an initial device design using simulation software. Following device fabrication, we run a series of optical and electronic tests on the device.
•	We are developing PDKs with commercial silicon-based foundries so that our technology can transfer seamlessly to larger silicon wafer fabrication plants, and scale in volume quickly.

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $12,476,040 and $4,590,545 for the years ended December 31, 2021 and 2020, respectively.

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

Ridge Waveguide Modulator, Polymer Plus™

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

We are continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with a partner that has advanced device design capabilities. We are now designing Polymer Slot™ modulators to operate at data rates greater than 50 Gbaud.

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

Over the past decade, the rise of silicon-based photonics has accelerated quickly (as can be seen in blue in the Figure). Silicon has a huge history in electronics, and it’s been said by many that if the existing infrastructure could be utilized effectively, then the cost of producing photonics with similar fabrication, design, testing, and simulation tools, would become competitive with the current incumbent technology: InP. As can be seen by the figure, silicon is capable of handling many photonics devices in addition to all electronic functionality with CMOS and BiCMOS based technologies. The only photonic device that remains impossible (at least for the time being) is the emitter or laser where light is generated. This has spawned a new segment for silicon photonics (SiP) where engineers and scientists have developed creative ways to implement InP into device, wafer, and epi-designs that are silicon based. These solutions are typically referred to as heterogeneous solutions or Hybrid PICs where both InP and silicon are utilized to create PIC platforms with emitter or laser-based functionality.

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

PIC technologies have a number various and broad applications as can be seen by the Figure below. In this Figure applications range from fiber optic communications, automotive/LIDAR for self-driving vehicles, sensing, internet of things, bio-photonics, healthcare, industrial, military, high performance computing etc.

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

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. Among the largest fiber-optic component manufactures are II-VI, Lumentum, Molex, Broadcom, Intel, and Ciena. Additionally, large inorganic modulator component manufacturers include Sumitomo Osaka Cement, Fujitsu, and ThorLabs. These companies are heavily invested in the production of crystalline-based electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

Our Plan to Compete

We believe that as our organic polymer technology gains industry acceptance, we will be poised to obtain a significant portion of the component manufacturing market. Electro-optic polymers demonstrate several advantages over other technologies, such as inorganic-based technologies, due to their reduced manufacturing and processing costs, higher performance and lower power requirements. Our patented organic polymers and future electro-optic photonic devices have demonstrated significant stability advantages over our known competitor’s materials.

We believe the principal competitive factors in our target markets are:

•	The ability to develop and commercialize highly stable optical polymer-based materials and optical devices in commercial quantities.
•	The ability to obtain appropriate patent and proprietary rights protection.
•	The ability to create commercial silicon-based PDKs for our electro-optic polymers
•	Lower cost, high production yield for these products.
•	The ability to enable integration and implement advanced technologies.
•	Strong sales and marketing, and distribution channels for access to products.

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

Employees and Human Capital

We currently have 19 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 5 additional full-time employees in 2022.

People

As a technology and innovation-driven company, we depend on a highly skilled workforce. Attracting, developing, advancing and retaining the best talent is critical for us to execute our strategy and grow our business. Individuals with technical, engineering, chemistry and other science backgrounds, experience, or interests are particularly important for us to succeed. We strive to advance a diverse, equitable and inclusive work environment.

Technical Team

Our team is composed of world-class technologists, including materials scientists, design engineers, device engineers, synthetic organic chemists, test and material engineers and technicians.

Diversity, Inclusion and Equity

We recognize and view equity as key to our success. We work to create a culture of diversity and inclusion so that all of our employees feel they are respected and treated equally, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to provide our employees a diverse, equitable, and inclusive work environment.

Compensation and benefits

Our total rewards package includes market-competitive pay, stock option grants and bonuses, healthcare benefits, retirement savings plans, life insurance, disability insurance, paid time off and family leave, and flexible work schedules.

The principal purposes of our equity incentive plan is to attract and retain employees who will contribute to our Company’s long range success, to provide incentives that align the interests of our employees with those of our shareholders, and to promote the success of our Company’s business.

Health and Safety

We are committed to providing a healthy environment and safe workplace by operating in accordance with established health and safety protocols within our facility and maintaining a strong health and safety compliance program. We prioritize, manage, and carefully track safety performance at our facility and integrate sound safety practices in every aspect of our operations. We regularly conduct self-assessments to examine our safety culture and processes. In response to the COVID-19 pandemic and related mitigation measures, and in conjunction with federal and statewide mandates, we implemented certain changes in an effort to protect our employees from COVID-related exposures. For example, we implemented social distancing in the workplace, extensive cleaning and sanitation processes for both research and development areas and office spaces, and broad work-from-home initiatives for employees in our administrative functions.

Available Information

We maintain a website at www.lightwavelogic.com. We make available on our website under “Investors” – “Financial and Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investors” – “Corporate Governance”, free of charge, our Audit Committee Charter, Compensation Committee Charter, Nominating And Corporate Governance Committee Charter, Operations Committee Charter and Code of Ethics and Business Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $18,631,381 for the year ended December 31, 2021 and $6,715,564 for the year ended December 31, 2020. We anticipate that we will continue to incur operating losses through at least 2022.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	Establish product sales and marketing capabilities;
•	Establish and maintain markets for our potential products;
•	Identify, attract, retain and motivate qualified personnel;
•	Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer based materials;
•	Develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships;
•	Maintain our reputation and build trust with customers;
•	Scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;
•	Contract for or develop the internal skills needed to master large volume production of our products; and
•	Fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

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

In order to effectively manage growth, we must:

•	Continue to develop an effective planning and management process to implement our business strategy;
•	Hire, train and integrate new personnel in all areas of our business;
•	Expand our facilities and increase capital investments; and
•	Continue to successfully Partner with silicon-based foundries.

We cannot assure you that we will be able to accomplish these tasks effectively or otherwise effectively manage our growth.

We will require additional capital to continue to fund our operations and if we do not obtain additional capital, we may be required to substantially limit our operations.

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through December 2023; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $33 million (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on October 4, 2021, we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $13,448,832 that is available to our Company pursuant to the Purchase Agreement.

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

We are devoting significant resources to develop next generation proprietary photonic devices that are based on our advanced electro-optical polymer material systems for future applications in data communications and telecommunications markets and we are exploring other applications that include automotive/LIDAR, sensing, displays etc. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly, and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

Part of our business strategy is to maintain and develop strategic relationships with private firms, such as packaging companies and silicone based foundries, and to a lesser extent, government agencies and academic institutions, to conduct research and development and testing of our products and technologies. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

The failure to establish and maintain collaborative relationships may have a materially adverse affect on our business.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc. Our ability to generate revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

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

The COVID-19 pandemic continues to have a significant impact around the world, prompting governments and businesses to take certain measures in response, such as the imposition of travel restrictions, temporary closures of businesses, quarantine and shelter-in-place orders, and adoption of remote working. While the extent of the impact of the COVID-19 pandemic on our business and financial results remains uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic would have a negative impact on our business, results of operations, particularly with respect to our research and development, and financial condition. The COVID-19 pandemic has resulted in significant volatility and substantial declines in the stock markets, which has negatively impacted our stock price at times which in turn has negatively impacted our ability to raise significant funds in during those times on terms that are acceptable to us. It is unknown the potential impact in the long-term in the event of a prolonged disruption or recession. In addition, the COVID-19 pandemic could impact the conduct of our research and development due to the slowdown or stoppage of modulator and materials development at our laboratory facility. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact of the COVID-19 pandemic to our business is difficult to predict.

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

We currently have no debt to service. If we incur debt in the future, we may be required to secure the debt with our intellectual property, including all of our patents and patents pending. In the event we default on the debt, we could incur the loss of all of our intellectual property, which would materially and adversely affect our Company and cause you to lose your entire investment in our Company.

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

Our failure to compete successfully against these existing or future competitors could harm our business.

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

Third parties may claim that our potential products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We conduct significantly all of our research and development activities at our Englewood, CO facility, and circumstances beyond our control may result in considerable business interruptions.

We conduct significantly all of our research and development activities at our Englewood, CO facility. Our operations are vulnerable to interruption by fire, earthquake, floods or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses, and other events beyond our control. We do not have a detailed disaster recovery plan. Additionally, presently, the novel strain of coronavirus known as COVID-19 has the potential to interrupt some, if not all, of our research and development activities.

We could be negatively affected as a result of a proxy contest and the actions of activist stockholders.

A proxy contest with respect to election of our directors, or other activist stockholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

The requirements of being a public company are a strain on our systems and resources, are a diversion to management’s attention and are costly.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”) the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), and the rules and regulations of The NASDAQ Stock Market. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We are and will continue to be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management's attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be materially affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of being a public company, our business and financial condition are more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and operating results.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, (Section 404), requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, stockholder or other third-party litigation, all of which would require additional financial and management resources.

Furthermore, investor perceptions of our Company may suffer if deficiencies are found, and this could cause a decline in the market price of our stock or hinder our ability to raise capital. Irrespective of compliance with Section 404, any failure of our internal control over financial reporting could have a material adverse effect on our stated operating results and harm our reputation. If we are unable to continue to implement and maintain these requirements effectively or efficiently, it could harm our operations, financial reporting, or financial results and could result in an adverse opinion on our internal controls from our independent registered public accounting firm.

The exercise of options and warrants and other issuances of shares of common stock or securities convertible into common stock will dilute your interest.

Our Board may determine from time to time that it needs to raise additional capital by issuing additional shares of our common stock or other securities and we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of our common stock.

As of December 31, 2021, we have outstanding options and warrants to purchase an aggregate of 7,886,248 shares of our common stock at exercise prices ranging from $0.51 - $16.81 per share with a weighted average exercise price of $1.02 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the Purchase Agreement with Lincoln Park. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The trading price of our common stock has been, and may continue to be, volatile, and the value of our common stock may decline. This volatility, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

Our common stock may be subject to continued volatility. During the past 52 weeks, the share price for our common stock ranged from a low of $1.05 to high of $20.30. We cannot assure you that the market price for our common stock will be less volatile or will remain at its current level. A decrease in the market price for our shares could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors, many of which are beyond our control, including:

•	our Company’s ability to execute on its business plan;
•	the status of particular development programs and the timing of performance under specific development agreements;
•	actual or anticipated demand for our potential products and technologies;
•	amount and timing of our costs related to our development and marketing efforts or other initiatives and expansion of our operations;
•	changes in anticipated commercial deployment of our products and financial results;
•	our ability to enter into, renegotiate or renew key agreements or strategic relationships,
•	our ability to develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our operations;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	large trades, block trades or short selling of our common stock,
•	actual or anticipated changes in our competitive position relative to our industry competitors;
•	announcements or implementation by our competitors of technological innovations or new products;
•	changes in laws or regulations applicable to our products or industry;
•	additions or departures of key personnel;
•	capital-raising activities or commitments;
•	product shortages requiring suppliers to allocate minimum quantities;
•	the commencement or conclusion of legal proceedings that involve us;
•	costs related to possible future acquisitions of technologies or businesses;
•	economic conditions specific to our industry, as well as general economic and market conditions; or
•	other events or factors, including those resulting from civil unrest, war, foreign invasions, terrorism, or public health crises (e.g. Covid-19), or responses to such events.

Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political, and market conditions such as recessions, elections, interest rate changes, or international currency fluctuations, may negatively impact the market price of our common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation or derivative litigation.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when the market for our common stock could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small. Finance transactions or option/warrant exercises resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock the trading price of our stock could decline. Additionally, we believe a significant portion of our shares are held by shareholders that accumulated their shares during a time when our shares prices were significantly less than our current share prices. If these shareholders, some of which hold a substantial number of shares of our common stock, decide to sell some or all of their shares at once without regard to the impact of their sales on the market price of our stock, the trading price of our stock could decline. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants or pursuant to the Purchase Agreement with Lincoln Park, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Our common stock will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

Our common stock commenced trading on The NASDAQ Capital Market on September 1, 2021. We cannot assure you that that an active trading market for our common stock will continue to be sustained. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for stockholders to dispose of our securities and more difficult to obtain accurate price quotations on our securities. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock and/or other securities are not traded on a national securities exchange.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for most companies’ securities depends in part on the research and reports that securities or industry analysts publish about them or their business. We currently have no independent research analysts that cover our stock and we may not obtain research coverage by securities and industry analysts until our products are commercialized and we obtain revenues, and there is no assurances that we will ever obtain independent research analysts coverage. If no securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

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

Nevada Revised Statutes, the terms of our employee stock option agreements and other contractual provisions may also discourage, delay or prevent a change in control of our Company. Nevada Revised Statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation, as amended, and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute contains certain limitations and it may not apply to our Company. Our 2016 Equity Incentive Plan includes change-in-control provisions that allow us to grant options that may become vested immediately upon a change in control. Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our Company even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

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

None.

Item 2.	Properties.

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our annual base rent during 2022 is expected to be approximately $207,563.

Item 3.	Legal Proceedings.

We are not a party to any litigation of a material nature, nor are we aware of any threatened litigation of a material nature.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Capital Market under the symbol “LWLG” since September 1, 2021. Prior to that time, our common stock traded on the OTCQX and OTCQB under the symbol “LWLG.” While our common stock was trading on the OTCQX and OTCQB, any over-the-counter market quotations reflected inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represented actual transactions.

Holders

As of February 28, 2022, there were approximately 80 holders of our common stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Dividends

No cash dividends have been declared or paid on our common stock to date and we currently intend to use all available funds to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2021.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,748,248	$1.05	3,210,250
Equity compensation plans not approved by security holders(2)	1,138,000	$0.85	0
Total	7,886,248	$1.02	3,210,250

1.	Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.
2.	Comprised of common stock purchase warrants we issued for services.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (a)  the NASDAQ Composite Index and (b) Solactive EPIC Core Photonics EUR Index NTR, over the same period. This graph assumes the investment of $100 on December 31, 2016 in our common stock, the NASDAQ Composite Index and the Solactive EPIC Core Photonics EUR Index NTR and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 30, 2016 of $.62 per share as the initial value of our common stock.

The comparisons shown in the graph below are based upon historical data. The stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the NASDAQ Stock Market LLC and Solactive AG, financial data providers and sources believed to be reliable. Neither the NASDAQ Stock Market LLC nor Solactive AG are responsible for any errors or omissions in such information.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Lightwave Logic, Inc.	$100.0	$183.87	$114.51	$112.90	$149.99	$2,399.99
NASDAQ Composite Index	$100.0	$128.24	$123.26	$166.68	$239.42	$ 290.63
Solactive EPIC Core Photonics EUR Index NTR	$100.0	$128.96	$115.81	$171.10	$218.09	$ 289.21

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
June 25, 2021	Common Stock — 150,000 shares of Common Stock at $.63 per share pursuant to a warrant exercise.
June 30, 2021	Common Stock — 25,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
June 30, 2021	Common Stock — 25,000 shares of Common Stock at $.67 per share pursuant to a warrant exercise.
July 23, 2021	Common Stock —12,000 shares of Common Stock at $.75 per share pursuant to a warrant exercise.
Aug. 30, 2021	Common Stock —165,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
Sept. 30, 2021	Common Stock —250,000 shares of Common Stock at $.62 per share pursuant to a warrant exercise.
Nov. 19, 2021	Common Stock — 25,000 shares of Common Stock at $.64 per share pursuant to a warrant exercise.
Nov. 19, 2021	Common Stock — 25,000 shares of Common Stock at $.67 per share pursuant to a warrant exercise.

No underwriters were utilized, and no commissions or fees were paid with respect to any of the above transactions. These persons were the only offerees in connection with these transactions. We relied on Section 4(a)(2) and Rule 506 of Regulation D of the Securities Act since the transaction does not involve any public offering.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6.	RESERVED.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

COVID-19

The COVID-19 pandemic has had and continues to have a significant impact on local, state, national and global economies. The actions taken by governments, as well as businesses and individuals, to limit the spread of the disease has significantly disrupted the Company’s normal activities. Numerous businesses, including some of our contractors, collaborative partners and suppliers, have either shut down or are operating on a limited basis with employees working from home, some employees have been furloughed or laid off and social distancing has been mandated through stay-at-home orders, and continues with the Governor of Colorado’s Executive Order, Safer-at Home, as amended. The Company expects these actions to have a significant impact on the Company’s results of operations, particularly with respect to research and development, and financial position. The full extent of the impact to the Company due to the impact of the COVID-19 pandemic cannot be currently determined. The extent to which the COVID-19 pandemic will impact the Company will depend on future developments, which are highly uncertain and cannot be reasonably predicted, including the duration of the outbreak, the increase or reduction in governmental restrictions to businesses and individuals, the potential for a resurgence of the virus and other factors. The longer the COVID-19 pandemic continues, the greater the potential negative financial effect on the Company.

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and Polymer Slot™. Our polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices convert data from electric signals into optical signals for multiple applications.

Our differentiation at the device level is in higher speed, lower power consumption, simplicity of manufacturing and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2021, we continue to make advances in techniques to translate material properties to efficient, reliable devices. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2021 we discussed the addition of silicon-based foundry partners to help scale in volume our polymer modulator devices. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, and also allows us to efficiently utilize our capital.

Our extremely strong patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing, 3) Technology transfer to foundries.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform.

Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2ICTM technology
•	Continue to develop proprietary intellectual property
•	Grow our commercial device development capabilities
•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Continue to add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

Results of Operations

The following is a discussion and analysis of the Company’s results of operations for the year ended December 31, 2021 compared with the year ended December 31, 2020. For the discussion related to the results of operations for the year ended December 31, 2020 compared with the year ended December 31, 2019, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 31, 2021.

Comparison of year ended December 31, 2021 to year ended December 31, 2020

Revenues

As a development stage company, we had no revenues during the year ended December 31, 2021 and December 31, 2020. Our Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. Our Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Research and development	$12,476,040	$4,590,545	$7,885,495	172%
General and administrative	4,520,403	2,009,429	2,510,974	125%
	$16,996,443	$6,599,974	$10,396,469	158%

Research and development expenses increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the research and development expense for cashless option exercises and increases in research and development salary expenses, prototype device development expenses, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, operations committee fees, depreciation and research and development travel expenses.  The research and development expense for cashless option exercises for the year ended December 31, 2021 were $3,490,324. There was no expense for cashless option exercises for the year ended December 31, 2020. Research and development salary expenses increased by $3,300,257 in the year ended December 31, 2021, compared to the same period in 2020 primarily for additional salary expenses. Prototype device development expenses increased by $368,483 in the year ended December 31, 2021, compared to the same period in 2020.  Non-cash stock option and warrant amortization expenses increased by $349,059 in the year ended December 31, 2021, compared to the same period in 2020.  Laboratory and wafer fabrication materials and supplies increased by $128,481 in the year ended December 31, 2021, compared to the same period in 2020. Depreciation expenses increased by $92,404 in the year ended December 31, 2021, compared to the same period in 2020. Research and development travel expenses increased by $41,741 in the year ended December 31, 2021, compared to the same period in 2020.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to general and administrative salary expenses, general and administrative expense for cashless option exercises and increases in investor expenses, general and administrative consulting fees, non-cash stock option amortization, legal fees, general and administrative travel expenses and director and officer insurance. General and administrative salary expenses increased by $2,015,959 in the year ended December 31, 2021, compared to the same period in 2020 primarily for additional salary expenses. The general and administrative expense for cashless option exercises for the year ended December 31, 2021 were $182,501. There was no expense for cashless option exercises for the year ended December 31, 2020. Investor expenses increased by $108,341 in the year ended December 31, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Compensation consulting expenses increased by $53,500 in the year ended December 31, 2021, compared to the same period in 2020. Non-cash stock option amortization expenses increased by $49,739 in the year ended December 31, 2021, compared to the same period in 2020. Legal expenses increased by $44,718 in the year ended December 31, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. General and administrative travel expenses increased by $33,260 in the year ended December 31, 2021, compared to the same period in 2020. Director and officer insurance increased by $32,390 in the year ended December 31, 2021, compared to the same period in 2020.

Other Income (Expense)

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Other Income/(Expense)	$(1,634,938)	$(115,590)	$(1,519,348)	1314%

Other income (expenses) increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase in commitment fee in the amount of $1,943,098 associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by the Paycheck Protection Program loan forgiveness January 22, 2021 in the amount of $410,700.

Net Loss

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Net Loss	$18,631,381	$6,715,564	$11,915,817	177%

Net loss was $18,631,381 and $6,715,564 for the year ended December 31, 2021 and 2020, respectively, for an increase of $11,915,817, due primarily to salary expenses, the expense for cashless option exercises and increases in commitment fee, non-cash stock option and warrant amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, investor expenses, operations committee fees, depreciation, compensation consulting fees, travel expenses, legal expenses and director and officer insurance.

Significant Accounting Policies

Our Company’s accounting policies are more fully described in Note 1 of Notes to Financial Statements. As disclosed in Note 1 of Notes to Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on our management’s best knowledge of current events and actions our Company may undertake in the future, actual results could differ from the estimates.

Liquidity and Capital Resources

Our primary source of operating cash inflows was proceeds from the sale of common stock to an institutional investor (Lincoln Park) pursuant to purchase agreements with the institutional investor as described in Note 9 to the Financial Statements and proceeds received pursuant to the exercise of options and warrants.

All of the registered shares under the January 21, 2019 purchase agreement with the institutional investor have been issued as of June 30, 2021. On July 2, 2021, our Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021, and on October 4, 2021, our Company entered into a new purchase agreement (the “Purchase Agreement”) with the institutional investor to sell up to $33 million of common stock over a 36-month period, with $13,448,832 remaining on the Purchase Agreement as of the date of this filing.

During the year ended December 31, 2021, we received $30,350,674 in proceeds pursuant to the purchase agreements with the institutional investor and $2,379,225 in proceeds pursuant to the exercise of options and warrants. During 2020, we received $5,173,300 in proceeds pursuant to the January 21, 2019 purchase agreement with the institutional investor and $1,658,442 in proceeds from exercise of warrants. Additionally, on April 24, 2020, we received $410,700 in loan funding from the Paycheck Protection Program, as described in Note 7 to the Financial Statements. The loan was forgiven by the Small Business Administration in its entirety on January 22, 2021.

During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors and third-party service providers. During the year ended December 31, 2020, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,015,000 of expenditures per month over the next 12 months. We expect our Lincoln Park financing (described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through December 2023 before we will be required to replenish our cash reserves pursuant to the Lincoln Park financing. Our cash requirements are expected to increase at a rate consistent with our Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

On October 4, 2021, our Company entered into the Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $33,000,000 of our Common Stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our Common Stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future. We cannot assure you that we will meet the conditions of the Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of any sales of our Common Stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. We can also accelerate the amount of Common Stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

We expect that our cash used in operations will continue to increase during 2022 and beyond as a result of the following planned activities:

•	The addition of management, sales, marketing, technical and other staff to our workforce;
•	Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment;
•	Increased spending in marketing as our products are introduced into the marketplace;
•	Partnering with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries;
•	Developing and maintaining collaborative relationships with strategic partners;
•	Developing and improving our manufacturing processes and quality controls; and
•	Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

Analysis of Cash Flows

For the year ended December 31, 2021

Net cash used in operating activities was $10,038,626 for the year ended December 31, 2021, primarily attributable to the net loss of $18,631,381 adjusted by $11,001 in warrants issued for services, $1,022,985 in options issued for services, $2,059,464 in common stock issued for services, $878,520 in depreciation expenses and patent amortization expenses, ($410,700) in Paycheck Protection Program loan forgiveness, $334,877 in prepaid expenses, $1,023,785 in accounts payable, accrued bonuses and accrued expenses and $3,672,823 in cashless option exercise expense.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,116,179 for the year ended December 31, 2021, consisting of $18,649 in cost for intangibles and $1,097,530 in asset additions primarily for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $31,280,827 for the year ended December 31, 2021 and consisted of $2,379,225 in proceeds from exercise of options and warrants, $30, 350,674 in proceeds from resale of common stock to an institutional investor offset by $1,435,965 in cashless option exercise tax payments and $13,107 repayment of equipment purchased.

On December 31, 2021, our cash and cash equivalents totaled $23,432,612, our assets totaled $27,228,575, our liabilities totaled $2,024,303 and we had stockholders’ equity of $25,204,272.

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

At December 31, 2021, we had $23,432,612 million in cash and cash equivalents. For the purposes of this Item 7A. we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At December 31, 2021, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Morison Cogen LLP, the Company’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2021, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
4.1	Description of Registrant’s Securities	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2020
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.6	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.7	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.8	Form of Director Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.9	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.10	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.11	Operations Committee Charter	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on August 15, 2016
10.12	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.13	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 31, 2021

10.14	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.15	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.16	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 20, 2016
10.17	2016 Equity Incentive Plan Amendment	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.18	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.19	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.20	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.21	Form of Restricted Stock Award Agreement -Non Employee Directors	Filed herewith
10.22	Lease Agreement – Englewood, CO. Facility	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.23	Purchase Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
10.24	Registration Rights Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Director	March 1, 2022
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 1, 2022
James S. Marcelli

/s/ Thomas E. Zelibor	Chair of the Board of Directors	March 1, 2022
Thomas E. Zelibor

/s/ Ronald A. Bucchi	Director	March 1, 2022
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 1, 2022
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 1, 2022
Frederick J. Leonberger

/s/ Craig Ciesla	Director	March 1, 2022
Craig Ciesla

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2 - F-3

BALANCE SHEETS	F-4

STATEMENTS OF COMPREHENSIVE LOSS	F-5

STATEMENT OF STOCKHOLDERS' EQUITY	F-6

STATEMENTS OF CASH FLOWS	F-7

NOTES TO FINANCIAL STATEMENTS	F-8 - F-18

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

F-2

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

PCAOB ID Number 00536

Blue Bell, Pennsylvania

March 1, 2022

F-3

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,432,612	$3,306,590
Prepaid expenses and other current assets	232,308	567,185
Total Current Assets	23,664,920	3,873,775

PROPERTY AND EQUIPMENT - NET	2,179,075	1,873,549

OTHER ASSETS
Intangible assets - net	848,133	916,000
Operating Lease - Right of Use - Building	536,447	703,454
TOTAL OTHER ASSETS	1,384,580	1,619,454

TOTAL ASSETS	$27,228,575	$7,366,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$215,734	$169,247
Accrued bonuses and accrued expenses	1,118,080	81,396
Current portion of equipment purchase	—	13,107
Accounts payable and accrued expenses - related parties	32,189	49,797
Deferred lease liability	41,778	41,778
Paycheck Protection Program advance	—	410,700
Operating lease liability	178,192	167,007
TOTAL CURRENT LIABILITIES	1,585,973	933,032

LONG TERM LIABILITIES
Deferred lease liability	80,075	121,853
Operating lease liability	358,255	536,447
TOTAL LONG TERM LIABILITIES	438,330	658,300

TOTAL LIABILITIES	2,024,303	1,591,332

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 110,555,459 and 97,775,789 issued and outstanding at December 31, 2021 and December 31, 2020	110,556	97,776
Additional paid-in-capital	114,696,597	76,649,170
Accumulated deficit	(89,602,881)	(70,971,500)

TOTAL STOCKHOLDERS' EQUITY	25,204,272	5,775,446

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,228,575	$7,366,778

The accompanying notes are an integral part of these financial statements. F-4

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDING DECEMBER 31, 2021 AND 2020

	For the	For the
	Year Ending	Year Ending
	December 31, 2021	December 31, 2020

NET SALES	$—	$—

COST AND EXPENSE
Research and development	12,476,040	4,590,545
General and administrative	4,520,403	2,009,429
TOTAL COST AND EXPENSE	16,996,443	6,599,974

LOSS FROM OPERATIONS	(16,996,443)	(6,599,974)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	410,700	—
Interest income	13,826	776
Commitment fee	(2,059,464)	(116,366)

NET LOSS	$(18,631,381)	$(6,715,564)

Basic and Diluted Loss per Share	$(0.18)	$(0.07)

Basic and Diluted Weighted Average Number of Shares	105,223,959	91,859,025

The accompanying notes are an integral part of these financial statements. F-5

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2021 AND 2020

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2019	87,409,600	$87,410	$69,076,240	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	8,125,000	8,125	5,165,175	—	5,173,300
Common stock issued for commitment shares	168,137	168	116,198	—	116,366
Exercise of warrants	2,073,052	2,073	1,656,369	—	1,658,442
Options issued for services	—	—	539,414	—	539,414
Warrants issued for services	—	—	95,774	—	95,774
Net loss for the year ending December 31, 2020	—	—	—	(6,715,564)	(6,715,564)

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

			Additional
	Number of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	9,290,011	9,291	30,341,383	—	30,350,674
Common stock issued for commitment shares	514,536	514	2,058,950	—	2,059,464
Exercise of options	2,046,250	2,046	1,948,829	—	1,950,875
Cashless exercise of 445,252 options	251,873	252	2,236,606	—	2,236,858
Exercise of warrants	677,000	677	427,673	—	428,350
Options issued for services	—	—	1,022,985	—	1,022,985
Warrants issued for services	—	—	11,001	—	11,001
Net loss for the year ending December 31, 2021	—	—	—	(18,631,381)	(18,631,381)

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$(89,602,881)	$25,204,272

The accompanying notes are an integral part of these financial statements. F-6

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2020 AND 2021

	For the	For the
	Year Ending	Year Ending
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,631,381)	$(6,715,564)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	11,001	95,774
Stock options issued for services	1,022,985	539,414
Cashless option exercise	3,672,823	—
Common stock issued for services and fees	2,059,464	116,366
Depreciation and amortization of patents	878,520	784,419
Paycheck Protection Program loan forgiveness	(410,700)	—
Decrease (increase) in assets
Prepaid expenses and other current assets	334,877	(194,636)
Increase (decrease) in liabilities
Accounts payable	46,487	80,824
Accrued bonuses and accrued expenses	1,036,684	15,627
Accounts payable and accrued expenses-related parties	(17,608)	34,992
Deferred lease liability	(41,778)	(41,779)
Paycheck Protection Program advance	—	410,700

Net cash used in operating activities	(10,038,626)	(4,873,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(18,649)	(59,923)
Purchase of property and equipment	(1,097,530)	(158,061)

Net cash used in investing activities	(1,116,179)	(217,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	2,379,225	1,658,442
Cashless option exercise tax payments	(1,435,965)	—
Issuance of common stock, institutional investor	30,350,674	5,173,300
Repayment of equipment purchase payable	(13,107)	(669,649)

Net cash provided by financing activities	31,280,827	6,162,093

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,126,022	1,070,246

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,306,590	2,236,344

CASH AND CASH EQUIVALENTS - END OF YEAR	$23,432,612	$3,306,590

The accompanying notes are an integral part of these financial statements. F-7

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Lightwave Logic, Inc. is a technology company focused on the development of next generation photonic devices and non-linear optical polymer materials systems for applications in high speed fiber-optic data communications and optical computing markets. Currently the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America. For the statements of comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2019 refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2021, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

Recently Adopted Accounting Pronouncements

As of December 31, 2021 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2020 financial statement in order to conform to the 2021 financial statement presentation.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; our ability to establish cooperative development, joint venture and licensing arrangements; and the impact of the COVID-19 pandemic.  We expect that we will incur approximately $1,015,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through December 2023. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $3,173,743 in January and February and a remaining available amount of $13,448,832 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2021	December 31, 2020

Insurance	$123,877	$93,569
Other	33,041	40,134
Rent	36,525	36,525
License	38,865	36,728
Deposit for Equipment	—	140,394
Prototype Devices	—	118,206
Research & Development Credit	—	101,629

Prepaid expenses and other current assets	$232,308	$567,185

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2021	December 31, 2020

Office equipment	$95,516	$86,097
Lab equipment	4,952,933	3,884,807
Furniture	33,128	33,128
Leasehold improvements	254,350	234,366
	5,335,927	4,238,398
Less: Accumulated depreciation	3,156,852	2,364,849

	$2,179,075	$1,873,549

Depreciation expense for the years ending December 31, 2021 and 2020 was $792,004 and $701,015. During the years ended December 31, 2021 and 2020, the Company did not sell or retire property and equipment.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

Intangible assets consist of the following:

	December 31, 2021	December 31, 2020

Patents	$1,345,649	$1,327,000
Less: Accumulated amortization	497,516	411,000

Intangible assets - net	$848,133	$916,000

Amortization expense for the years ending December 31, 2021 and 2020 was $86,516 and $83,404. There were no patent costs written off for the years ended December 31, 2021 and 2020.

NOTE 6 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 6 – COMMITMENTS CONTINUED)

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2022	$207,563
2023	213,781
2024	182,624
Total operating lease obligation	603,968
Less discounted interest	(67,521)

TOTAL	$536,447

Rent expense totaling $134,243 and $44,747 is included in research and development and general and administrative expenses for the year ended December 31, 2021. Rent expense totaling $129,806 and $43,269 is included in research and development and general and administrative expenses for the year ended December 31, 2020.

NOTE 7 – PAYCHECK PROTECTION PROGRAM ADVANCE

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

NOTE 8 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2021	2020

Current	$—	$—
Deferred	(3,692,000)	(1,972,000)
Change in valuation allowance	3,692,000	1,972,000

Total	$—	$—

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 8 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2021		2020

	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(3,913,000)	(21)	$(1,544,000)	(21)
State tax benefit, net of federal tax effect	(838,000)	(4)	(441,000)	(6)
Federal deduction net of tax	38,000	—	—	—
Tax exempt income	(111,000)	(1)	—	—
Non-deductible share-based compensation	899,000	5	13,000	—
Change in valuation allowance	3,692,000	20	1,972,000	27
Other	233,000	1	—	—
	$—	—	$—	—

The components of deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020

Deferred tax asset for NOL carryforwards	$19,966,000	$15,338,000
Share-based compensation	1,242,000	2,178,000
Valuation allowance	(21,208,000)	(17,516,000)

Total	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $21,208,000 and $17,516,000, respectively. The change in the total valuation for the year ended December 31, 2021 was an increase of $3,692,000 and for the year ended December 31, 2020 was an increase of $1,972,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $73,950,000, expiring through the year ending December 31, 2038. Net operating losses recorded in tax years beginning January 1, 2018 and after of approximately $35,670,000 are allowed for an indefinite carryforward period but limited to 80% of each subsequent year’s net income. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2021, the Company had no unrecognized tax benefits and no charge during 2021, and accordingly, the Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2021.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through December 30, 2021, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the year ending December 30, 2021, the institutional investor purchased 8,062,500 shares of common stock for proceeds of $13,973,249 and the Company issued 454,138 shares of common stock as additional commitment fee, valued at $1,333,628, fair value. All of the registered shares under the purchase agreement have been issued as of December 31, 2021.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED

Common Stock Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the year ending December 31, 2021, pursuant to the purchase agreement, the institutional investor purchased 1,227,511 shares of common stock for proceeds of $16,377,425 and the Company issued 30,086 shares of common stock as additional commitment fee, valued at $446,663, fair value, leaving 30,537 in reserve for additional commitment fees. During January and February 2022, pursuant to the purchase agreement, the institutional investor purchased 400,000 shares of common stock for proceeds of $3,173,743 and the Company issued 5,831 shares of common stock as additional commitment fee, valued at $53,123, fair value, leaving 24,706 in reserve for additional commitment fees.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company.  The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2021, options to purchase 3,085,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of December 31, 2021, options to purchase 3,663,248 shares of common stock have been issued and are outstanding and 3,210,250 shares of common stock remain available for grants under the 2016 Plan.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2021: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.4% to 77.1%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2020: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 64% to 78%, risk-free interest rate between 0.30% to 1.82% and expected option life of 4.6 to 10 years.

As of December 31, 2021, there was $1,087,645 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 30, 2023.

Share-based compensation was recognized as follows:

	2021	2020

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	1,022,985	539,414
Warrants	11,001	95,774

Total share-based compensation	$1,033,986	$635,188

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2021 and 2020:

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	647,500	$0.51 - $0.86	$0.76
Expired	(4,845,715)	$0.80 - $1.02	$0.86
Forfeited	(8,750)	$1.10	$1.10
Exercised	(2,073,052)	$0.80	$0.80

Outstanding, December 31, 2020	10,022,500	$0.57 - $1.69	$0.85

Granted	1,061,000	$1.27 - $16.81	$2.32
Forfeited	(28,750)	$0.64 - $0.86	$0.82
Exercised	(3,168,502)	$0.60 - $1.50	$0.88

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Exercisable, December 31, 2021	7,403,249	$0.51 - $16.81	$0.89

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2021 AND 2020

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2021 was $103,604,322. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $14.88 for the Company’s common stock on December 31, 2021. During the year ending December 31, 2021, 2,046,250 options were exercised for proceeds of $1,950,875. During the year ending December 31, 2021, 677,000 warrants were exercised for proceeds of $428,350 and 445,252 options were exercised via cashless method. No options were exercised during 2020. During the year ending December 31, 2020, 2,073,052 warrants were exercised for proceeds of $1,658,442.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2021	Contractual Life	Warrants Currently Exercisable

$0.51 - $16.81	7,403,249	5.0 Years	$0.89

NOTE 11 – RELATED PARTY

At December 31, 2021 the Company had office expense accruals of officers in the amount of $24,000, a legal accrual to related party of $6,130 and accounting service fee accrual and expense reimbursements to related parties of $2,059. At December 31, 2020 the Company had a legal accrual to related party of $30,100, director fees accrued in the amount of $10,000, travel and office expense accruals of officers in the amount of $7,177 and accounting service fee accrual to a related party of $2,520.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $53,035 was charged to expense and accrued for the year ending December 31, 2021 to all eligible non-executive participants. A contribution of $53,832 was charged to expense and accrued for the year ending December 31, 2020 to all eligible non-executive participants.

