Form 10-Q
period 2022-03-31
Lightwave Logic, Inc.
filed 2022-05-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2022 was 111,604,896.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,337,502	$23,432,612
Prepaid expenses and other current assets	214,218	232,308
TOTAL CURRENT ASSETS	24,551,720	23,664,920

PROPERTY AND EQUIPMENT - NET	2,139,271	2,179,075

OTHER ASSETS
Intangible assets - net	865,760	848,133
Operating Lease - Right of Use - Building	492,976	536,447
TOTAL OTHER ASSETS	1,358,736	1,384,580

TOTAL ASSETS	$28,049,727	$27,228,575

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$396,179	$215,734
Accrued bonuses and accrued expenses	70,159	1,118,080
Accounts payable and accrued expenses - related parties	159,734	32,189
Deferred lease liability	41,778	41,778
Operating lease liability	181,103	178,192
TOTAL CURRENT LIABILITIES	848,953	1,585,973

LONG TERM LIABILITIES
Deferred lease liability	69,630	80,075
Operating lease liability	311,873	358,255
TOTAL LONG TERM LIABILITIES	381,503	438,330

TOTAL LIABILITIES	1,230,456	2,024,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 111,098,328 and 110,555,459 issued and outstanding at March 31, 2022 and December 31, 2021	111,099	110,556
Additional paid-in-capital	120,118,908	114,696,597
Deferred compensation	(252,094)	—
Accumulated deficit	(93,158,642)	(89,602,881)

TOTAL STOCKHOLDERS' EQUITY	26,819,271	25,204,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,049,727	$27,228,575

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDING MARCH 31, 2022

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2022	March 31, 2021

NET SALES	$—	$—

COST AND EXPENSE
Research and development	2,625,138	1,362,805
General and administrative	885,430	532,967
TOTAL COST OF EXPENSE	3,510,568	1,895,772

LOSS FROM OPERATIONS	(3,510,568)	(1,895,772)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	410,700
Interest income	15,020	309
Commitment fee	(60,213)	(250,281)

NET LOSS	$(3,555,761)	$(1,735,044)

Loss per Share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

Weighted Average Number of Shares
Basic	110,889,453	99,788,436
Diluted	110,889,453	99,788,436

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	475,000	475	3,686,342	—	—	3,686,817
Common stock issued for commitment shares	6,773	7	60,206	—	—	60,213
Exercise of options	30,000	30	26,820	—	—	26,850
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Options issued for services	—	—	1,338,932	—	—	1,338,932
Restricted stock awards issued for future services	28,500	28	274,996	(275,024)	—	—
Deferred compensation	—	—	—	22,930	—	22,930
Net loss for the three months ending March 31, 2022	—	—	—	—	(3,555,761)	(3,555,761)

BALANCE AT MARCH 31, 2022 (UNAUDITED)	111,098,328	$111,099	$120,118,908	$(252,094)	$(93,158,642)	$26,819,271

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	3,791,911	3,792	4,950,180	—	—	4,953,972
Common stock issued for commitment shares	161,009	161	250,120	—	—	250,281
Exercise of options	30,000	30	20,970	—	—	21,000
Options issued for services	—	—	241,248	—	—	241,248
Warrants issued for services	—	—	7,965	—	—	7,965
Net loss for the three months ending March 31, 2021	—	—	—	—	(1,735,044)	(1,735,044)

BALANCE AT MARCH 31, 2021 (UNAUDITED)	101,758,709	$101,759	$82,119,653	$—	$(72,706,544)	$9,514,868

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDING MARCH 31, 2022 AND 2021

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,555,761)	$(1,735,044)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	—	7,965
Stock options issued for services	1,338,932	241,248
Amortization of deferred charges	22,930	—
Cashless option exercise	76,115	—
Common stock issued for services and fees	60,213	250,281
Depreciation and amortization of patents	244,168	196,578
Paycheck Protection Program loan forgiveness	—	(410,700)
Decrease in assets
Prepaid expenses and other current assets	18,090	340,900
Increase (decrease) in liabilities
Accounts payable	180,445	(61,007)
Accrued bonuses and accrued expenses	(1,047,921)	(54,083)
Accounts payable and accrued expenses-related parties	127,545	(19,085)
Deferred lease liability	(10,445)	(10,444)

Net cash used in operating activities	(2,545,689)	(1,253,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(39,706)	(7,232)
Purchase of property and equipment	(182,285)	(486,407)

Net cash used in investing activities	(221,991)	(493,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	26,850	21,000
Cashless option exercise tax payments	(41,097)	—
Issuance of common stock, institutional investor	3,686,817	4,953,972
Repayment of equipment purchase payable	—	(13,107)

Net cash provided by financing activities	3,672,570	4,961,865

NET INCREASE IN CASH AND CASH EQUIVALENTS	904,890	3,214,835

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,432,612	3,306,590

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,337,502	$6,521,425

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 1, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The interim operating results for the three months ending March 31, 2022 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to the 2018 Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2022 and 2021, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2022 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2021 financial statement in order to conform to the 2022 financial statement presentation.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; our ability to establish cooperative development, joint venture and licensing arrangements; and the impact of the COVID-19 pandemic. We expect that we will incur approximately $1,160,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through January 2024. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 9). Pursuant to the purchase agreement, the Company received $1,466,175 in April and May and a remaining available amount of $11,469,582 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021

Insurance	$71,748	$123,877
Investor expenses	61,450	—
Rent	36,525	36,525
Other	31,117	33,041
License	13,378	38,865

Prepaid expenses and other current assets	$214,218	$232,308

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2022	December 31, 2021

Office equipment	$101,196	$95,516
Lab equipment	5,129,539	4,952,933
Furniture	33,128	33,128
Leasehold improvements	183,387	254,350
	5,447,250	5,335,927
Less: Accumulated depreciation	3,307,979	3,156,852

	$2,139,271	$2,179,075

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 4 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ending March 31, 2022 and 2021 was $222,089 and $174,005. During the three months ending March 31, 2022, the Company retired property and equipment in the amount of $70,963. During the three months ending March 31, 2021, the Company did not retire or sell any property and equipment.

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

Patents consists of the following:

	March 31, 2022	December 31, 2021

Patents	$1,385,354	$1,345,649
Less: Accumulated amortization	519,594	497,516

Intangible assets - net	$865,760	$848,133

Amortization expense for the three months ending March 31, 2022 and 2021 was $22,079 and $20,878. There were no patent costs written off for the three months ending March 31, 2022 and 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 6 – COMMITMENTS (CONTINUED)

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

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2022	$155,929
2023	$213,781
2024	182,624
Total operating lease obligation	552,334
Less discounted interest	(59,358)

TOTAL	$492,976

Rent expense totaling $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended March 31, 2022. Rent expense totaling $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended March 31, 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2022 and 2021 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2022, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2022. The Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock, Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through March 31, 2022, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three month period ending March 31, 2022, the institutional investor did not purchase any shares of common stock. All of the registered shares under the purchase agreement have been issued as of March 31, 2022.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through March 31, 2022, the institutional investor purchased 1,702,511 shares of common stock for proceeds of $20,064,242 and the Company issued 36,859 shares of common stock as additional commitment fee, valued at $506,876, fair value, leaving 39,834 in reserve for additional commitment fees. During the three month period ending March 31, 2022, pursuant to the purchase agreement, the institutional investor purchased 475,000 shares of common stock for proceeds of $3,686,817 and the Company issued 6,773 shares of common stock as additional commitment fee, valued at $60,213, fair value, leaving 23,764 in reserve for additional commitment fees. During April and May 2022, pursuant to the purchase agreement, the institutional investor purchased 150,000 shares of common stock for proceeds of $1,466,175 and the Company issued 2,693 shares of common stock as additional commitment fee, valued at $28,062, fair value, leaving 21,071 in reserve for additional commitment fees.

Restricted Stock Awards

On January 18, 2022, the Compensation Committee of the Board of Directors approved grants totaling 28,500 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $9.65 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vest in total 9,504 shares on December 31, 2022, 9,498 shares on December 31, 2023 and 9,498 shares on December 31, 2024. Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2022, options to purchase 3,045,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of March 31, 2022, options to purchase 4,315,873 shares of common stock have been issued and are outstanding and 28,500 restricted shares of common stock have been granted. As of March 31, 2022, 2,509,750 shares of common stock remain available for grants under the 2016 Plan.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2022: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 74.8% to 75.3%, risk-free interest rate between 1.87% to 2.32% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of March 31, 2022, there was $4,849,320 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through January 31, 2024.

Share-based compensation was recognized as follows:

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2022	March 31, 2021

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan option awards	1,338,932	241,248
2016 Equity Incentive Plan restricted stock awards	22,930	—
Warrants	—	7,965

Total share-based compensation	$1,361,862	$249,213

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2022:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Granted	672,000	$8.93 - $9.65	$9.64
Expired	(25,000)	$1.69	$1.69
Exercised	(34,375)	$0.64 - $1.46	$0.90

Outstanding, March 31, 2022	8,498,873	$0.51 - $16.81	$1.70

Exercisable, March 31, 2022	7,589,609	$0.51 - $16.81	$1.07

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2022 AND 2021

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2022 was $64,872,688. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $9.61 for the Company’s common stock on March 31, 2022. During the three month period ending March 31, 2022, 30,000 options were exercised for proceeds of $26,850 and 4,375 options were exercised via cashless method. No warrants were exercised during the three month period ending March 31, 2022.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at March 31, 2022	Contractual Life	Warrants Currently Exercisable

$0.51 - $16.81	7,589,609	5.20 Years	$1.07

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the three month period ending March 31, 2022 and 2021 are as follows:

Restricted Stock Awards
Three month period ended
	March 31, 2022		March 31, 2021

		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share

Non-vested, beginning of period	—	$—	—	$—

Granted	28,500	9.65	—	—
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Non-vested, end of period	28,500	$9.65	—	$—

Restricted stock awards are being amortized to expense over the vesting period. As of March 31, 2022 and 2021, the unamortized value of the RSAs was $252,094 and $0, respectively.

NOTE 11 – RELATED PARTY

At March 31, 2022 the Company had travel and office expense accruals of officers and directors in the amount of $50,937, director fees in the amount of $43,750, a legal accrual to related party of $43,430, accounting service fee accrual to a related party of $13,464 and fees and travel expense accrual of a related party advisory board member of $8,153. At December 31, 2021 the Company had office expense accruals of officers in the amount of $24,000, a legal accrual to related party of $6,130 and accounting service fee accrual and expense reimbursements to related parties of $2,059.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2022 and 2021, a contribution of $13,088 and $14,009 was charged to expense for all eligible non-executive participants.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022.

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

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform

 Materials Development

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

We believe the ridge waveguide modulator Polymer Stack™ represents our first commercially viable device and targets the fiber optics communications market. We have completed internal market analysis and are initially targeting interconnect reach distances of greater than 10km. In these markets, the system network companies are looking to implement modulator-based transceivers that can handle aggregated data rates 100 Gbps and above. The market opportunity for greater than 10km is worth over $1B over the next decade

Ridge Waveguide Modulator, Polymer Plus™

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

We are continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with a partner that has advanced device design capabilities. We are now designing Polymer Slot™ modulators to operate at data rates greater than 50 Gbaud

Our Long-Term Device Development Goal - Multichannel Polymer Photonic Integrated Circuit (P2IC™)

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

On March 7, 2022, we announced the receipt of U.S. patent number 11,262,605 entitled, "Active region-less polymer modulator integrated on a common PIC platform and method." This invention will simplify modulator integration for high-volume foundry manufacturing operations while enhancing polymer reliability to enable a more effective photonic engine. The essence of the invention is a complete optical engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in routers, servers and elsewhere in optical networks. The engine is designed for high-volume manufacturing operations using silicon foundry infrastructure. The patent illustrates the use of our polymer modulators as a high speed, low power engine not only for data communication and telecommunication applications, but other new market opportunities as well.

On March 22, 2022 we announced the achievement of world-class results for a polymer modulator, as demonstrated in an enhanced stability and high-speed measurement by Polariton Technologies and ETH Zurich. The results were generated using the Company's proprietary, advanced Perkinamine™ chromophores in Polariton's silicon-photonics-based plasmonic racetrack modulator that offers energy-efficient, low-loss, and high-speed modulation in a compact footprint that is ideal for pluggable and/or co-packaging transceiver modules. The plasmonic modulator performance was compared to that of silicon photonic microring modulators. The plasmonic device, using Lightwave Logic's electro-optic polymer material, was shown to be 250-3000x more stable than the silicon devices relative to operating condition changes. In addition, the plasmonic modulator was tested for 70+ minutes at 100 Gbps NRZ at 80C with no decrease in performance. The world-class results were presented as a contributed peer-reviewed paper at the prestigious 2022 Optical Fiber Conference (OFC2022), the optical communication industry's leading international technical conference and trade show, in San Diego on March 10, 2022.

On April 19, 2022, we announced the publication of our patent application 2022/0113566 A1 entitled "TFP (thin film polymer) optical transition device and method" that illustrates the design of a simpler to fabricate, lower cost hybrid integrated photonics chip using electro-optic polymers which are more advantageous for high-volume production. The invention will simplify polymer modulator fabrication when integrated with silicon photonics for high-volume foundry manufacturing applications. The simplified fabrication approach enables us to simplify the production of very high speed, low power proprietary polymer modulators that will enable significantly faster data rates in the internet environment. The essence of the invention is a hybrid polymer-silicon photonics engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in the routers, servers and network equipment that are proliferating with the growth of data centers, cloud computing and optical communications capacity. The hybrid polymer-silicon photonics engine is designed to use high-volume silicon foundry infrastructure.

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

Results of Operations

Comparison of three months ended March 31, 2022 to three months ended March 31, 2021

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2022 and March 31, 2021. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

	For the	For the		Percent
	Three Months	Three Months	Change from	Change from
	Ending	Ending	Prior Three	Prior Three
	March 31, 2022	March 31, 2021	Month Period	Month Period

Research and development	$2,625,138	$1,362,805	$1,262,333	93%
General and administrative	885,430	532,967	352,463	66%
	$3,510,568	$1,895,772	$1,614,796	85%

Research and development expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in research and development non-cash stock option amortization, research and development salary expenses, laboratory and wafer fabrication materials and supplies, depreciation, prototype device development expenses, research and development travel expenses and research and development consulting expenses. Research and development non-cash stock option amortization expenses increased by $856,534 in the three months ended March 31, 2022, compared to the same period in 2021. Research and development salary expenses increased by $210,236 in the three months ended March 31, 2022, compared to the same period in 2021 primarily for additional salary expenses. Laboratory and wafer fabrication materials and supplies increased by $55,665 in the three months ended March 31, 2022, compared to the same period in 2021. Depreciation expenses increased by $47,304 in the three months ended March 31, 2022, compared to the same period in 2021. Prototype device development expenses increased by $31,958 in the three months ended March 31, 2022, compared to the same period in 2021. Research and development travel expenses increased by $31,456 in the three months ended March 31, 2022, compared to the same period in 2021. Research and development consulting expenses increased by $21,800 in the three months ended March 31, 2022, compared to the same period in 2021.

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

General and administrative expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases in general and administrative non-cash stock option amortization, director fees, general and administrative travel expenses, investor expenses and shareholder meeting expenses offset by a decrease in general and administrative salary expenses. General and administrative non-cash stock option amortization increased by $256,115 in the three months ended March 31, 2022, compared to the same period in 2021. Director fees increased by $37,750 in the three months ended March 31, 2022, compared to the same period in 2021. General and administrative travel expenses increased by $21,381 in the three months ended March 31, 2022, compared to the same period in 2021. Investor expenses increased by $11,572 in the three months ended March 31, 2022, compared to the same period in 2021 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Shareholder meeting expenses increased by $10,299 in the three months ended March 31, 2022, compared to the same period in 2021. General and administrative salary expenses decreased by $21,287 in the three months ended March 31, 2022, compared to the same period in 2021.

Other Income (Expense)

	For the	For the		Percent
	Three Months	Three Months	Change from	Change from
	Ending	Ending	Prior Three	Prior Three
	March 31, 2022	March 31, 2021	Month Period	Month Period

Other Income/(Expense)	$(45,193)	$160,728	$(205,921)	-128%

Other income (expenses) decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the Paycheck Protection Program loan forgiveness January 22, 2021 in the amount of $410,700 offset by a decrease in commitment fee in the amount of $190,068 associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

	For the	For the		Percent
	Three Months	Three Months	Change From	Change from
	Ending	Ending	Prior Three	Prior Three
	March 31, 2022	March 31, 2021	Month Period	Month Period

Net Loss	$3,555,761	$1,735,044	$1,820,717	105%

Net loss was $3,555,761 and $1,735,044 for the three months ended March 31, 2022 and 2021, respectively, for an increase of $1,820,717, due primarily to the Paycheck Protection Program loan forgiveness January 22, 2021 and increases in non-cash stock option amortization, research and development salary expenses, laboratory and wafer fabrication materials and supplies, travel expenses, depreciation, director fees, prototype device development expenses, research and development consulting fees, investor expenses and shareholder meeting expenses offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and general and administrative salary expenses.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to an institutional investor pursuant to purchase agreements with an institutional investor as described in Note 9 to the Financial Statements and proceeds received pursuant to the exercise of options.

All of the registered shares under the January 21, 2019 purchase agreement with the institutional investor have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021, and on October 4, 2021, the Company entered into a new purchase agreement with the institutional investor to sell up to $33 million of common stock over a 36-month period, with $11,469,582 remaining on the purchase agreement as of the date of this filing.

During the three months ended March 31, 2022, the Company received $3,686,817 in proceeds pursuant to the purchase agreements with the institutional investor and $26,850 in proceeds pursuant to the exercise of options. During the year ended December 31, 2021, the Company received $30,350,674 in proceeds pursuant to the purchase agreements with the institutional investor and $2,379,225 in proceeds pursuant to the exercise of options and warrants.

During the three months ended March 31, 2022, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors and third-party service providers. During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the impact of the COVID-19 pandemic; the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,160,000 of expenditures per month over the next 12 months.

Subject to any additional impact of the COVID-19 pandemic, we expect our October 4, 2021 purchase agreement with the institutional investor to provide us with sufficient funds to maintain our operations for the next 12 months if required. However, any additional funds provided by the institutional investor may not be available on terms that are acceptable to us, or at all. Market volatility resulting from the COVID-19 pandemic or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through January 2024 before we will be required to replenish our cash reserves pursuant to our October 4, 2021 purchase agreement or otherwise. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

We expect that our cash used in operations will continue to increase through 2022 and beyond as a result of the following planned activities:

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

Analysis of Cash Flows

For the three months ended March 31, 2022

Net cash used in operating activities was $2,545,689 for the three months ended March 31, 2022, primarily attributable to the net loss of $3,555,761 adjusted by $1,338,932 in options issued for services, $22,930 amortization of deferred charges, $60,213 in common stock issued for services, $244,168 in depreciation expenses and patent amortization expenses, $18,090 in prepaid expenses, ($750,376) in accounts payable, accrued bonuses and accrued expenses and $76,115 in cashless option exercise expense. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $221,991 for the three months ended March 31, 2022, consisting of $39,706 in cost for intangibles and $182,285 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $3,672,570 for the three months ended March 31, 2022 and consisted of $26,850 in proceeds from exercise of options, $3,686,817 in proceeds from resale of common stock to an institutional investor offset by $41,097 in cashless option exercise tax payments.

On March 31, 2022, our cash and cash equivalents totaled $24,337,502, our assets totaled $28,049,727, our liabilities totaled $1,230,456 and we had stockholders’ equity of $26,819,271.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2022. See "Note 6–Commitments" to the notes to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q for a discussion of our contractual commitments.

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2022, we had $24,337,502 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At March 31, 2022, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2022 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2021 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, and in our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $3,555,761 for the three months ended March 31, 2022 and a net loss of $18,631,381 for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $93,158,642. We anticipate that we will continue to incur operating losses through at least 2022.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through January 2024; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $33 million (the “Purchase Agreement”) we entered into with Lincoln Park Capital Fund, LLC on October 4, 2021, we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $11,469,582 that is available to our Company pursuant to the Purchase Agreement.

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

Item 2	Recent Sales of Unregistered Securities

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.6	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.9	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date:May 10, 2022

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 10, 2022

