Form 10-Q
period 2022-06-30
Lightwave Logic, Inc.
filed 2022-08-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2022 was 112,086,109.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1.A. “Risk Factors” contained in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,829,749	$23,432,612
Prepaid expenses and other current assets	783,296	232,308
TOTAL CURRENT ASSETS	25,613,045	23,664,920

PROPERTY AND EQUIPMENT - NET	2,098,819	2,179,075

OTHER ASSETS
Intangible assets - net	846,405	848,133
Operating Lease - Right of Use - Building	448,795	536,447
TOTAL OTHER ASSETS	1,295,200	1,384,580

TOTAL ASSETS	$29,007,064	$27,228,575

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$333,147	$215,734
Accrued bonuses and accrued expenses	76,447	1,118,080
Accounts payable and accrued expenses - related parties	88,534	32,189
Deferred lease liability	41,778	41,778
Operating lease liability	184,062	178,192
TOTAL CURRENT LIABILITIES	723,968	1,585,973

LONG TERM LIABILITIES
Deferred lease liability	59,186	80,075
Operating lease liability	264,733	358,255
TOTAL LONG TERM LIABILITIES	323,919	438,330

TOTAL LIABILITIES	1,047,887	2,024,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 111,887,124 and 110,555,459 issued and outstanding at June 30, 2022 and December 31, 2021	111,888	110,556
Additional paid-in-capital	125,040,332	114,696,597
Deferred compensation	(231,803)	—
Accumulated deficit	(96,961,240)	(89,602,881)

TOTAL STOCKHOLDERS' EQUITY	27,959,177	25,204,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,007,064	$27,228,575

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2022 AND 2021

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	2,781,215	2,797,505	5,406,355	4,160,308
General and administrative	987,137	658,738	1,872,566	1,191,706
TOTAL COST AND EXPENSE	3,768,352	3,456,243	7,278,921	5,352,014

LOSS FROM OPERATIONS	(3,768,352)	(3,456,243)	(7,278,921)	(5,352,014)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	—		410,700
Interest income	13,398	105	28,419	413
Commitment fee	(47,644)	(1,083,347)	(107,857)	(1,333,628)

NET LOSS	$(3,802,598)	$(4,539,485)	$(7,358,359)	$(6,274,529)

LOSS PER SHARE
Basic	$(0.03)	$(0.04)	$(0.07)	$(0.06)
Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	111,593,709	104,125,843	111,243,676	101,969,122
Diluted	111,593,709	104,125,843	111,243,676	101,969,122

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	SIX-MONTH PERIOD ENDED JUNE 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	875,000	875	6,704,818	—	—	6,705,693
Common stock issued for commitment shares	12,319	12	107,845	—	—	107,857
Exercise of options	238,250	238	181,937	—	—	182,175
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	175,000	175	240,575	—	—	240,750
Options issued for services	—	—	2,798,550	—	—	2,798,550
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Deferred compensation	—	—	—	43,221	—	43,221
Net loss for the six months ending June 30, 2022	—	—	—	—	(7,358,359)	(7,358,359)

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

	SIX-MONTH PERIOD ENDED JUNE 30, 2021

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	8,062,500	8,063	13,965,186	—	—	13,973,249
Common stock issued for commitment shares	454,138	454	1,333,174	—	—	1,333,628
Exercise of options	710,000	710	618,790	—	—	619,500
Cashless exercise of 240,627 options	132,683	133	863,705	—	—	863,838
Exercise of warrants	200,000	200	127,050	—	—	127,250
Options issued for services	—	—	528,249		—	528,249
Warrants issued for services	—	—	10,242	—	—	10,242
Net loss for the six months ending June 30, 2021	—	—	—	—	(6,274,529)	(6,274,529)

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$—	$(77,246,029)	$16,956,873

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	THREE-MONTH PERIOD ENDED JUNE 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2022 (UNAUDITED)	111,098,328	$111,099	$120,118,908	$(252,094)	$(93,158,642)	$26,819,271

Common stock issued to institutional investor	400,000	400	3,018,476	—	—	3,018,876
Common stock issued for commitment shares	5,546	6	47,638	—	—	47,644
Exercise of options	208,250	208	155,117	—	—	155,325
Exercise of warrants	175,000	175	240,575			240,750
Options issued for services	—	—	1,459,618	—	—	1,459,618
Deferred compensation	—	—	—	20,291	—	20,291
Net loss for the three months ending June 30, 2022	—	—	—	—	(3,802,598)	(3,802,598)

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

	THREE-MONTH PERIOD ENDED JUNE 30, 2021

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2021 (UNAUDITED)	101,758,709	$101,759	$82,119,653	$—	$(72,706,544)	$9,514,868

Common stock issued to institutional investor	4,270,589	4,271	9,015,006	—	—	9,019,277
Common stock issued for commitment shares	293,129	293	1,083,054	—	—	1,083,347
Exercise of options	680,000	680	597,820	—	—	598,500
Cashless exercise of 210,627 options	132,683	133	863,705	—	—	863,838
Exercise of warrants	200,000	200	127,050	—	—	127,250
Options issued for services	—	—	287,001	—	—	287,001
Warrants issued for services	—	—	2,277	—	—	2,277
Net loss for the three months ending June 30, 2021	—	—	—	—	(4,539,485)	(4,539,485)

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$—	$(77,246,029)	$16,956,873

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDING JUNE 30, 2022 AND 2021

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,358,359)	$(6,274,529)
Adjustment to reconcile net loss to net cash used in operating activities
Warrants issued for services	—	10,242
Stock options issued for services	2,798,550	528,249
Amortization of deferred compensation	43,221	—
Cashless option exercise	106,659	1,317,223
Common stock issued for services and fees	107,857	1,333,628
Depreciation and amortization of patents	496,549	417,414
Paycheck Protection Program loan forgiveness	—	(410,700)
(Increase) decrease in assets
Prepaid expenses and other current assets	(550,988)	134,668
(Decrease) increase in liabilities
Accounts payable	117,413	(34,357)
Accrued bonuses and accrued expenses	(1,041,633)	(15,022)
Accounts payable and accrued expenses- related parties	56,345	22,194
Deferred lease liability	(20,889)	(20,889)

Net cash used in operating activities	(5,245,275)	(2,991,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(41,905)	(18,221)
Purchase of property and equipment	(372,660)	(636,478)

Net cash used in investing activities	(414,565)	(654,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	422,925	746,750
Cashless option exercise tax payments	(71,641)	(453,385)
Issuance of common stock, institutional investor	6,705,693	13,973,249
Repayment of equipment purchase payable	—	(13,107)

Net cash provided by financing activities	7,056,977	14,253,507

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,397,137	10,606,929

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,432,612	3,306,590

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,829,749	$13,913,519

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 1, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The interim operating results for the three and six months ending June 30, 2022 may not be indicative of operating results expected for the full year.

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to the 2018 Update, Topic 718 applied only to share- based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on The Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2022 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2021 financial statement in order to conform to the 2022 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,300,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through February 2024. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 9). Pursuant to the purchase agreement, the Company received $1,612,350 in July and August 2022 and a remaining available amount of $8,304,532 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021

Insurance	$430,633	$123,877
Equipment deposit	138,474	—
Licence	88,093	38,865
Investor expenses	40,500	—
Rent	36,525	36,525
Other	49,071	33,041

Prepaid expenses and other current assets	$783,296	$232,308

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2022	December 31, 2021

Office equipment	$109,274	$95,516
Lab equipment	5,311,836	4,952,933
Furniture	33,128	33,128
Leasehold improvements	183,387	254,350
	5,637,625	5,335,927
Less: Accumulated depreciation	3,538,806	3,156,852

	$2,098,819	$2,179,075

Depreciation expense for the six months ending June 30, 2022 and 2021 was $452,916 and $373,527. Depreciation expense for the three months ending June 30, 2022 and 2021 was $230,827 and $199,522. During the three and six months ending June 30, 2022 and 2021, the Company did not retire or sell property and equipment.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

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

Patents consist of the following:

	June 30, 2022	December 31, 2021

Patents	$1,387,554	$1,345,649
Less: Accumulated amortization	541,149	497,516

Intangible assets - net	$846,405	$848,133

Amortization expense for the six months ending June 30, 2022 and 2021 was $43,633 and $43,887. Amortization expense for the three months ending June 30, 2022 and 2021 was $21,554 and $21,314. There were no patent costs written off for the three and six months ending June 30, 2022 and 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 6 – COMMITMENTS (CONTINUED)

Due to the adoption of the new lease standard, the Company has capitalized the present value of the minimum lease payments commencing November 1, 2019, including the additional option period using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

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

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2022	$104,296
2023	213,781
2024	182,624
Total operating lease obligation	500,701
Less discounted interest	(51,906)

TOTAL	$448,795

Rent expense amounting to $69,197 and $23,066 is included in research and development and general and administrative expenses for the six months ended June 30, 2022. Rent expense amounting to $66,933 and $22,311 is included in research and development and general and administrative expenses for the six months ended June 30, 2021. Rent expense amounting to $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended June 30, 2022. Rent expense amounting to $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended June 30, 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2022 and 2021 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2022, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2022. The Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock, Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through June 30, 2022 the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three and six month periods ending June 30, 2022, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of June 30, 2022.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through June 30, 2022, the institutional investor purchased 2,102,511 shares of common stock for proceeds of $23,083,117 and the Company issued 42,405 shares of common stock as additional commitment fee, valued at $554,520, fair value, leaving 18,218 in reserve for additional commitment fees. During the six month period ending June 30, 2022, pursuant to the purchase agreement, the institutional investor purchased 875,000 shares of common stock for proceeds of $6,705,693 and the Company issued 12,319 shares of common stock as additional commitment fee, valued at $107,857, fair value. During the three month period ending June 30, 2022, pursuant to the purchase agreement, the institutional investor purchased 400,000 shares of common stock for proceeds of $3,018,876 and the Company issued 5,546 shares of common stock as additional commitment fee, valued at $47,644, fair value. During July and August 2022, pursuant to the purchase agreement, the institutional investor purchased 175,000 shares of common stock for proceeds of $1,612,350 and the Company issued 2,960 shares of common stock as additional commitment fee, valued at $30,393, fair value, leaving 15,258 in reserve for additional commitment fees.

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

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2022, options to purchase 2,895,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of June 30, 2022, options to purchase 4,332,123 shares of common stock have been issued and are outstanding and 28,500 restricted shares of common stock have been granted. As of June 30, 2022, 2,435,250 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2022: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 74.7% to 75.3%, risk-free interest rate between 1.87% to 3.46% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of June 30, 2022, there was $3,808,205 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2024.

Share-based compensation was recognized as follows:

	For The Six	For the Six
	Months Ending	Months Ending
	June 30, 2022	June 30, 2021

2007 Employee stock option Plan	$—	$—
2016 Equity Incentive Plan	2,798,550	528,249
2016 Equity Incentive Plan restricted stock awards	—	10,242
Warrants	—	—

Total share-based compensation	$2,798,550	$538,491

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2022:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Granted	746,500	$5.81 - $9.65	$9.38
Expired	(25,000)	$1.69	$1.69
Exercised	(417,625)	$0.64 - $1.48	$1.02

Outstanding, June 30, 2022	8,190,123	$0.51 - $16.81	$1.78

Exercisable, June 30, 2022	7,463,530	$0.51 - $16.81	$1.28

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2022 was $40,374,965. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $6.54 for the Company’s common stock on June 30, 2022. During the six month period ending June 30, 2022, 238,250 options were exercised for proceeds of $182,175 and 4,375 options were exercised via cashless method. during the six month period ending June 30, 2022, 175,000 warrants were exercised for proceeds of $240,750.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at June 30, 2022	Contractual Life	Warrants Currently Exercisable

$0.51 - $16.81	7,463,530	5.12 Years	$1.28

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the six and three month period ending June 30, 2022 and 2021 are as follows:

Restricted Stock Awards
Six month period ended
	June 30, 2022		June 30, 2021

		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share

Non-vested, beginning of period	—	$—	—	$—

Granted	28,500	9.65	—	—
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Non-vested, end of period	28,500	$9.65	—	$—

Restricted stock awards are being amortized to expense over the vesting period. As of June 30, 2022 and 2021, the unamortized value of the RSAs was $231,803 and $0, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2022 AND 2021

NOTE 11 – RELATED PARTY

At June 30, 2022 the Company had a legal accrual to a related party of $81,950, travel and office expense accruals of officers in the amount of $28,519 and accounting service fee accrual and expense reimbursement to a related party of $2,065 offset by prepaid director operations committee fees in the amount of $24,000. At December 31, 2021 the Company had office expense accruals of officers in the amount of $24,000, a legal accrual to related party of $6,130 and accounting service fee accrual and expense reimbursements to related parties of $2,059.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the six months ending June 30, 2022 and 2021, a contribution of $27,087 and $28,431 was charged to expense for all eligible non-executive participants. For the three months ending June 30, 2022 and 2021, a contribution of $13,999 and $15,127 was charged to expense for all eligible non-executive participants.

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

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2022, we continue to make advances in techniques to translate material properties to efficient, reliable modulator devices. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2022 we discussed the addition of a number of silicon-based foundry partners to help scale in volume our polymer modulator devices. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, and also allows us to efficiently utilize our capital.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing, 3) Technology transfer to foundries.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous.

Materials Development

Our Company designs and synthesizes organic chromophores for use in its own proprietary electro-optic polymer systems and photonic device designs. A polymer system is not solely a material, but also encompasses various technical enhancements necessary for its implementation. These include host polymers, poling methodologies, and molecular spacer systems that are customized to achieve specific optical properties. Our organic electro-optic polymer systems compounds are mixed into solution form that allows for thin film application. Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability, and cost-efficiency. We believe our proprietary and unique polymers have the potential to replace more expensive, higher power consuming, slower-performance materials such as semiconductor modulator devices that are used in fiber-optic communication networks today.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability that enables our core molecular structures to maintain stability under a broad range of operating conditions.

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems, and systems that we will develop or potentially out-license to electro-optic device manufacturers, contract manufacturers, original equipment manufacturers, etc. Our Company contemplates future applications that may address the needs of semiconductor companies, optical network companies, Web 2.0/3.0 media companies, high performance computing companies, telecommunications companies, aerospace companies, automotive companies, as well as for example, government agencies.

Device Design and Development

Electro-optic Modulators

Our Company designs its own proprietary electro-optical modulation devices. Electro-optical modulators convert data from electric signals into optical signals that can then be transmitted over high-speed fiber-optic cables. Our modulators are electro-optic, meaning they work because the optical properties of the polymers are affected by electric fields applied by means of electrodes. Modulators are key components that are used in fiber optic telecommunications, data communications, and data centers networks etc., to convey the high data flows that have been driven by applications such as pictures, video streaming, movies etc., that are being transmitted through the Internet. Electro-optical modulators are expected to continue to be an essential element as the appetite and hunger for data increases every year as well as the drive towards lower power consumption, and smaller footprint (size).

Polymer Photonic Integrated Circuits

Our Company also designs its own proprietary polymer photonic integrated circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a multi-channel polymer PIC. The number of channels can be varied depending on application. For example, the number of photonic components could increase by a factor of 8 or 16. Another type of integration is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

Current semiconductor photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack ™ , Polymer Plus™, Polymer Slot™, and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques.

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries using standard clean room tooling. This approach we call Polymer Plus™. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of particular relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that include both silicon and indium phosphide.

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

We expect our initial modulator products will operate at data rates at least 50 Gbaud (capable of 50 Gbps with standard data encoding of NRZ and 100 Gbps with more complex PAM-4 encoding). Our devices are highly linear, enabling the performance required to take advantage of the more advance complex encoding schemes. We are currently developing our polymer technology to operate at the next industry node of 100Gbaud using a single channel.

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

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps, 800 Gbps, and beyond fiber optic transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based ridge waveguide modulators to 100 Gbaud based ridge waveguide modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multichannel P2IC™ platform that spans 100 Gbps, 400 Gbps, 800 Gbps, and a scaling philosophy that will grow to 1.6 Tbps aggregated data-rate markets.

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

Our Target Markets

Cloud computing and data centers

Big data is a general term used to describe the voluminous amount of unstructured and semi-structured data a Company creates – data that would take too much time and cost too much money to load into a relational database for analysis. Companies are looking to cloud computing in their data centers to access all the data. Inherent speed and bandwidth limits of traditional solutions and the potential of organic polymer devices offer an opportunity to increase the bandwidth, reduce costs, improve speed of access, and to reduce power consumption both at the device as well as the system level.

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

Industry issues of scaling

The key issues facing the fiber-optic communications industry are the economic progress and scalability of any PIC based technological platform. Our polymer platform is unique in that it is truly scalable. Scalable means being able to scale up for high-speed data rates, while simultaneously being able to scale down in cost, and lower power consumption. This allows a competitive cost per data rate or cost per Gbps metric to be achieved.

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

In February 2019 we announced a major breakthrough in our development of clean technology polymer materials that target the insatiable demand for fast and efficient data communications in the multi-billion-dollar telecom and data markets supporting Internet, 5G and IoT (Internet of Things) webscale services. The improved thermally stable polymer has more than double the electro-optic response of our previous materials, enabling optical device performance of well over 100 GHz with extremely low power requirements. This addition to the family of Perkinamine® polymers will hold back run-away consumption of resources and energy needed to support ever-growing data consumption demands. We continue to conduct testing of the material and assessment of associated manufacturing processes and device structures prior to release to full development.

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

In September 2019 at the prestigious European Conference on Communications (ECOC) in Dublin, Ireland, we showed measured material response over frequency and the resulting optical data bits stream on our clean technology polymer materials, the newest addition to our family of Perkinamine® polymers, that meet and exceed of our near-term target speed of 80 GHz. We also released data demonstrating stability under elevated temperatures in the activated (poled to create data carrying capability) state.

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

On September 16, 2021, we announced the achievement of world-record performance for a polymer modulator, as demonstrated in an optical transmission experiment by ETH Zurich, using our Company's proprietary, advanced Perkinamine® chromophores and Polariton Technologies Ltd.'s newest plasmonic EO modulator, a silicon-photonics-based plasmonic racetrack modulator offering energy-efficient, low-loss, and high-speed modulation in a compact footprint. The groundbreaking results were presented as a post-deadline paper at the prestigious European Conference on Optical Communications (ECOC) industry exhibition and conference in Bordeaux on September 16, 2021. Polariton's plasmonic modulator transmitted 220 Gbit/s OOK and 408 Gbit/s 8PAM. Transmission of an optical signal was conducted over 100 m using a low-voltage electrical drive of 0.6Vp, an on-chip loss of 1 dB, and an optical 3 dB bandwidth of beyond 110 GHz.

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

On March 22, 2022 we announced the achievement of world-class results for a polymer modulator, as demonstrated in an enhanced stability and high-speed measurement by Polariton Technologies and ETH Zurich. The results were generated using the Company's proprietary, advanced Perkinamine® chromophores in Polariton's silicon-photonics-based plasmonic racetrack modulator that offers energy-efficient, low-loss, and high-speed modulation in a compact footprint that is ideal for pluggable and/or co-packaging transceiver modules. The plasmonic modulator performance was compared to that of silicon photonic microring modulators. The plasmonic device, using Lightwave Logic's electro-optic polymer material, was shown to be 250-3000x more stable than the silicon devices relative to operating condition changes. In addition, the plasmonic modulator was tested for 70+ minutes at 100 Gbps NRZ at 80C with no decrease in performance. The world-class results were presented as a contributed peer-reviewed paper at the prestigious 2022 Optical Fiber Conference (OFC2022), the optical communication industry's leading international technical conference and trade show, in San Diego on March 10, 2022.

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

On May 25, 2022, we announced enhanced photostability results on our Company's proprietary electro-optic polymer modulators – demonstrating the reliability necessary for commercial deployments – all based on a technology which can be ported into high-volume silicon foundries and integrated onto a silicon photonics platform with other optical devices. Photostability is a critical performance metric required both in high volume manufacturing processes (such as photolithography) and in offering the high reliability and network availability required for commercial deployments. In the tests conducted, subjecting the Company's latest polymers to high intensity optical power for over 3000 hours produced no change in device performance. The ability of our proprietary polymers to pass this accelerated photostability aging test provides assurance that they will both tolerate the optical exposures which occur in high-volume manufacturing and support the reliability over the required operating life of optical transceivers and network elements.

On June 21, 2022, we announced the publication of our patent application 2022/0187637A1 entitled "Hybrid electro-optic polymer modulator with silicon photonics" that details a novel fabrication process that allows our Company’s proprietary polymers to be fabricated by silicon foundries in a high-volume manufacturing environment. The published patent application also details a more efficient process that allows for high yielding, high stability poling of polymers in a high-volume foundry manufacturing environment. The development of the PDK for this new optical hybrid optical modulator design is now in progress with our Company’s foundry partners.

June 23, 2022, we announced the publication of our patent application 2022/0187638A1 entitled " Hybrid electro-optic polymer modulator with atomic layer deposition (ALD) sealant layer" that allows our Company’s proprietary polymers to be sealed to moisture and other atmospheric gases in a very low temperature and quasi-hermetic environment through the use of a chip-scale packaging approach that can be applied in parallel at wafer level (i.e. in volume) and that eliminates the need for a separate hermetic enclosure or "gold box." Chip-scale packaging is a technique that has been gathering momentum in the silicon electronics industry for the past decade to reduce device chip packaging costs and increase device performance – enabling high-volume front and back-end manufacturing as well as extremely small sizes in miniaturization. Specifically, our electro-optic polymer modulators are sealed with a low-temperature conformal atomic layer deposition dielectic layers that are supported on a silicon substrate with passive silicon photonics waveguides.

On June 27, 2022 our Company's common stock was added to the Russell 3000® Index. We expect that the awareness of being included in one of the most widely followed benchmarks will not only benefit our existing shareholders but will lead to a broader base of institutional investors." The annual Russell index reconstitution captures the 4,000 largest US stocks as of May 6, ranking them by total market capitalization. Our membership in the US all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the small-cap Russell 2000® Index as well as the appropriate growth and value style indexes.

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

Results of Operations

Comparison of three months ended June 30, 2022 to three months ended June 30, 2021

Revenues

As a development stage company, we had no revenues during the three months ended June 30, 2022 and June 30, 2021. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2022	June 30, 2021	Period	Month Period

Research and development	$2,781,215	$2,797,505	$(16,290)	-1%
General and administrative	987,137	658,738	328,399	50%
	$3,768,352	$3,456,243	$312,109	9%

Research and development expenses decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a decrease in expense for cashless option exercises offset by increases in non-cash stock option amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, consulting expenses, travel expenses and depreciation. The expense for research and development cashless option exercises decreased by $1,275,342 in the three months ended June 30, 2022, compared to the same period in 2021. Research and development non-cash stock option amortization expenses increased by $933,805 in the three months ended June 30, 2022, compared to the same period in 2021. Prototype device development expenses increased by $179,376 in the three months ended June 30, 2022, compared to the same period in 2021. Laboratory and wafer fabrication materials and supplies increased by $50,624 in the three months ended June 30, 2022, compared to the same period in 2021. Research and development consulting expenses increased by $48,710 in the three months ended June 30, 2022, compared to the same period in 2021. Research and development travel expenses increased by $38,205 in the three months ended June 30, 2022, compared to the same period in 2021. Depreciation expenses increased by $30,292 in the three months ended June 30, 2022, compared to the same period in 2021.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our electro-optic polymer materials technology; to build photonic device prototypes; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to increases in non-cash stock option amortization, director fees, investor expenses and auditing fees offset by decrease in salary expenses. General and administrative non-cash stock option amortization expenses increased by $256,827 in the three months ended June 30, 2022, compared to the same period in 2021. Director fees increased by $41,250 in the three months ended June 30, 2022, compared to the same period in 2021. Investor expenses increased by $32,830 in the three months ended June 30, 2022, compared to the same period in 2021 primarily for the uplist of the Company to the Nasdaq Capital Market in the fall of 2021. Auditing expenses increased by $29,570 in the three months ended June 30, 2022, compared to the same period in 2021. General and administrative salary expenses decreased by $118,332 in the three months ended June 30, 2022, compared to the same period in 2021 primarily for bonus payments in 2021.

Other Income (Expense)

	For the	For the		Percent
	Three Months	Three Months	Change from	Change from
	Ending	Ending	Prior Three	Prior Three
	June 30, 2022	June 30, 2021	Month Period	Month Period

Other Income/(Expense)	$(34,246)	$(1,083,242)	$1,048,996	-97%

Other income (expenses) decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

	For the	For the		Percent
	Three Months	Three Months	Change from	Change from
	Ending	Ending	Prior Three	Prior Three
	June 30, 2022	June 30, 2021	Month Period	Month Period

Net Loss	$3,802,598	$4,539,485	$(736,887)	-16%

Net loss was $3,802,598 and $4,539,485 for the three months ended June 30, 2022 and 2021, respectively, for a decrease of $736,887, due primarily to decreases in cashless option exercise expenses, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and general and administrative salary expenses offset by increases in non-cash stock option amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, research and development consulting expenses, research and development travel expenses, director fees, investor expenses, depreciation and auditing fees.

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021

Revenues

As a development stage company, we had no revenues during the six months ended June 30, 2022 and June 30, 2021. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2022	June 30, 2021	Period	Month Period

Research and development	$5,406,355	$4,160,308	$1,246,047	30%
General and administrative	1,872,566	1,191,706	680,860	57%
	$7,278,921	$5,352,014	$1,926,907	36%

Research and development expenses increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increases in research and development non-cash stock option amortization, prototype device development expenses, research and development salary expenses, laboratory and wafer fabrication materials and supplies, depreciation, research and development consulting expenses and research and development travel expenses offset by a decrease in expense for cashless option exercises. Research and development non-cash stock option amortization expenses increased by $1,790,338 in the six months ended June 30, 2022, compared to the same period in 2021. Prototype device development expenses increased by $211,334 in the six months ended June 30, 2022, compared to the same period in 2021. Research and development salary expenses increased by $120,020 in the six months ended June 30, 2022, compared to the same period in 2021 primarily for additional salary expenses. Laboratory and wafer fabrication materials and supplies increased by $106,290 in the six months ended June 30, 2022, compared to the same period in 2021. Depreciation expenses increased by $77,595 in the six months ended June 30, 2022, compared to the same period in 2021. Research and development consulting expenses increased by $70,510 in the six months ended June 30, 2022, compared to the same period in 2021. Research and development travel expenses increased by $69,661 in the six months ended June 30, 2022, compared to the same period in 2021. The expense for research and development cashless option exercises decreased by $1,209,843 in the six months ended June 30, 2022, compared to the same period in 2021.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our electro-optic polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to increases in general and administrative non-cash stock option amortization, director fees, investor expenses, general and administrative travel expenses, auditing expenses, shareholder meeting expenses, insurance and legal expenses offset by a decrease in general and administrative salary expenses. General and administrative non-cash stock option amortization increased by $512,942 in the six months ended June 30, 2022, compared to the same period in 2021. Director fees increased by $79,000 in the six months ended June 30, 2022, compared to the same period in 2021. Investor expenses increased by $44,403 in the six months ended June 30, 2022, compared to the same period in 2021 primarily for the uplist of the Company to the Nasdaq Capital Market in the fall of 2021. General and administrative travel expenses increased by $40,879 in the six months ended June 30, 2022, compared to the same period in 2021. Auditing expenses increased by $29,570 in the six months ended June 30, 2022, compared to the same period in 2021. Shareholder meeting expenses increased by $28,998 in the six months ended June 30, 2022, compared to the same period in 2021. Insurance expenses increased by $28,417 in the six months ended June 30, 2022, compared to the same period in 2021. Legal expenses increased by $24,958 in the six months ended June 30, 2022, compared to the same period in 2021. General and administrative salary expenses decreased by $150,234 in the six months ended June 30, 2022, compared to the same period in 2021 primarily for bonus payments in 2021.

Other Income (Expense)

	For the	For the		Percent
	Six Months	Six Months	Change from	Change from
	Ending	Ending	Prior Six	Prior six
	June 30, 2022	June 30, 2021	Month Period	Month Period

Other Income/(Expense)	$(79,438)	$(922,515)	$842,077	-91%

Other income (expenses) decreased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

	For the	For the		Percent
	Six Months	Six Months	Change from	Change from
	Ending	Ending	Prior Six	Prior Six
	June 30, 2022	June 30, 2021	Month Period	Month Period

Net Loss	$7,358,359	$6,274,529	$1,083,830	-17%

Net loss was $7,358,359 and $6,274,044 for the six months ended June 30, 2022 and 2021, respectively, for an increase of $1,083,830 due primarily to increases in non-cash stock option amortization, prototype device development expenses, research and development salary expenses, travel expenses, laboratory and wafer fabrication materials and supplies, director fees, depreciation, research and development consulting fees, investor expenses, auditing expenses, shareholder meeting expenses, insurance and legal expenses offset by decreases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, research and development expense for cashless option exercises and general and administrative salary expenses.

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

All of the registered shares under the January 21, 2019 purchase agreement with the institutional investor have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, the Company entered into a new purchase agreement with the institutional investor to sell up to $33 million of common stock over a 36-month period, with $8,304,532 remaining on the purchase agreement as of the date of this filing.

During the six months ended June 30, 2022, the Company received $6,705,693 in proceeds pursuant to the purchase agreements with the institutional investor and $422,925 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2021, the Company received $30,350,674 in proceeds pursuant to the purchase agreements with the institutional investor and $2,379,225 in proceeds pursuant to the exercise of options and warrants.

During the six months ended June 30, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,300,000 of expenditures per month over the next 12 months.

We expect our October 4, 2021 purchase agreement with the institutional investor to provide us with sufficient funds to maintain our operations for the next 12 months if required. However, any additional funds provided by the institutional investor may not be available on terms that are acceptable to us, or at all. Market volatility resulting from recessionary factors or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through February 2024 before we will be required to replenish our cash reserves pursuant to our October 4, 2021 purchase agreement or otherwise. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the six months ended June 30, 2022

Net cash used in operating activities was $5,245,275 for the six months ended June 30, 2022, primarily attributable to the net loss of $7,358,359 adjusted by $2,798,550 in options issued for services, $43,221 amortization of deferred compensation, $107,857 in common stock issued for services, $496,549 in depreciation expenses and patent amortization expenses, ($550,988) in prepaid expenses, ($888,764) in accounts payable, accrued bonuses and accrued expenses and $106,659 in cashless option exercise expense. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $414,565 for the six months ended June 30, 2022, consisting of $41,905 in cost for intangibles and $372,660 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $7,056,977 for the six months ended June 30, 2022 and consisted of $422,925 in proceeds from exercise of options and warrants, $6,705,693 in proceeds from resale of common stock to an institutional investor offset by $71,641 in cashless option exercise tax payments.

On June 30, 2022, our cash and cash equivalents totaled $24,829,749, our assets totaled $29,007,064, our liabilities totaled $1,047,887 and we had stockholders’ equity of $27,959,177.

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

Contractual Commitments

See "Note 6–Commitments" to the notes to the financial statements contained within this Quarterly Report on Form 10-Q for a discussion of our contractual commitments.

Off-Balance Sheet Arrangements

As of June 30, 2022, we do not have an interest in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2022, we had $24,829,749 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At June 30, 2022, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $7,358,359 for the six months ended June 30, 2022 and a net loss of $18,631,381 for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $96,961,240. We anticipate that we will continue to incur operating losses through at least 2022.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through February 2024; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $33 million we entered into with an institutional investor on October 4, 2021, we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $8,304,532 that is available to our Company pursuant to the purchase agreement.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, we sold the following securities without registering the securities under the Securities Act:

Date	Security
April 6, 2022	Common Stock — 150,000 shares of Common Stock at $1.48 per share pursuant to a warrant exercise.
June 3, 2022	Common Stock — 25,000 shares of Common Stock at $0.75 per share pursuant to a warrant exercise.

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

Date: August 9, 2022

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2022

