Form 10-Q
period 2022-09-30
Lightwave Logic, Inc.
filed 2022-11-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2022 was 112,577,460.

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

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,021,642	$23,432,612
Prepaid expenses and other current assets	647,074	232,308
Loan receivable	588,180	—
TOTAL CURRENT ASSETS	26,256,896	23,664,920

PROPERTY AND EQUIPMENT - NET	2,651,182	2,179,075

OTHER ASSETS
Intangible assets - net	836,976	848,133
Operating Lease - Right of Use - Building	403,892	536,447
TOTAL OTHER ASSETS	1,240,868	1,384,580

TOTAL ASSETS	$30,148,946	$27,228,575

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$582,782	$215,734
Accrued bonuses and accrued expenses	113,999	1,118,080
Accounts payable and accrued expenses - related parties	163,557	32,189
Deferred lease liability	41,778	41,778
Operating lease liability	187,069	178,192
TOTAL CURRENT LIABILITIES	1,089,185	1,585,973

LONG TERM LIABILITIES
Deferred lease liability	48,741	80,075
Operating lease liability	216,823	358,255
TOTAL LONG TERM LIABILITIES	265,564	438,330

TOTAL LIABILITIES	1,354,749	2,024,303
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 112,374,427 and 110,555,459 issued and outstanding at September 30, 2022 and December 31, 2021	112,375	110,556
Additional paid-in-capital	130,654,002	114,696,597
Deferred compensation	(207,557)	—
Accumulated deficit	(101,764,623)	(89,602,881)

TOTAL STOCKHOLDERS' EQUITY	28,794,197	25,204,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,148,946	$27,228,575

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	3,587,692	3,600,793	8,994,047	7,761,101
General and administrative	1,144,624	649,361	3,017,191	1,841,066
TOTAL COST AND EXPENSE	4,732,316	4,250,154	12,011,238	9,602,167

LOSS FROM OPERATIONS	(4,732,316)	(4,250,154)	(12,011,238)	(9,602,167)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	—	—	410,700
Interest income	29,125	2,032	57,545	2,444
Commitment fee	(73,170)	—	(181,027)	(1,333,628)
Other Expense	(27,022)	—	(27,022)	—

NET LOSS	$(4,803,383)	$(4,248,122)	$(12,161,742)	$(10,522,651)

LOSS PER SHARE
Basic	$(0.04)	$(0.04)	$(0.11)	$(0.10)
Diluted	$(0.04)	$(0.04)	$(0.11)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	112,111,706	107,730,515	111,536,100	103,910,690
Diluted	112,111,706	107,730,515	111,536,100	103,910,690

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	1,325,000	1,325	10,707,968	—	—	10,709,293
Common stock issued for commitment shares	19,672	19	181,008	—	—	181,027
Exercise of options	268,200	268	229,672	—	—	229,940
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	175,000	175	240,575	—	—	240,750
Options issued for services	—	—	4,288,172	—	—	4,288,172
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Deferred compensation	—	—	—	67,467	—	67,467
Net loss for the nine months ending September 30, 2022	—	—	—	—	(12,161,742)	(12,161,742)

BALANCE AT SEPTEMBER 30, 2022 (UNAUDITED)	112,374,427	$112,375	$130,654,002	$(207,557)	$(101,764,623)	$28,794,197

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	8,062,500	8,063	13,965,186	—	—	13,973,249
Common stock issued for commitment shares	454,138	454	1,333,174	—	—	1,333,628
Exercise of options	1,196,250	1,196	1,004,679	—	—	1,005,875
Cashless exercise of 443,752 options	250,920	251	2,217,952	—	—	2,218,203
Exercise of warrants	627,000	627	394,973	—	—	395,600
Options issued for services	—	—	788,196	—	—	788,196
Warrants issued for services	—	—	11,001	—	—	11,001
Net loss for the nine months ending September 30, 2021	—	—	—	—	(10,522,651)	(10,522,651)

BALANCE AT SEPTEMBER 30, 2021 (UNAUDITED)	108,366,597	$108,367	$96,364,331	$—	$(81,494,151)	$14,978,547

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (CONTINUED)

(UNAUDITED)

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

Common stock issued to institutional investor	450,000	450	4,003,150	—	—	4,003,600
Common stock issued for commitment shares	7,353	7	73,163	—	—	73,170
Exercise of options	29,950	30	47,735	—	—	47,765
Options issued for services	—	—	1,489,622	—	—	1,489,622
Deferred compensation	—	—	—	24,246	—	24,246
Net loss for the three months ending September 30, 2022	—	—	—	—	(4,803,383)	(4,803,383)

BALANCE AT SEPTEMBER 30, 2022 (UNAUDITED)	112,374,427	$112,375	$130,654,002	$(207,557)	$(101,764,623)	$28,794,197

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2021

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2021 (UNAUDITED)	107,335,110	$107,336	$94,095,566	$—	$(77,246,029)	$16,956,873

Exercise of options	486,250	486	385,889	—	—	386,375
Cashless exercise of 203,125 options	118,237	118	1,354,247	—	—	1,354,365
Exercise of warrants	427,000	427	267,923	—	—	268,350
Options issued for services	—	—	259,947	—	—	259,947
Warrants issued for services	—	—	759	—	—	759
Net loss for the three months ending September 30, 2021	—	—	—	—	(4,248,122)	(4,248,122)

BALANCE AT SEPTEMBER 30, 2021 (UNAUDITED)	108,366,597	$108,367	$96,364,331	$—	$(81,494,151)	$14,978,547

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,161,742)	$(10,522,651)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	—	11,001
Stock options issued for services	4,288,172	788,196
Amortization of deferred compensation	67,467	—
Cashless option exercise	118,224	3,530,191
Common stock issued for services and fees	181,027	1,333,628
Depreciation and amortization of patents	758,285	642,150
Paycheck Protection Program loan forgiveness	—	(410,700)
(Increase) decrease in assets
Prepaid expenses and other current assets	(414,766)	220,616
(Decrease) increase in liabilities
Accounts payable	367,048	18,259
Accrued bonuses and accrued expenses	(1,004,081)	108,802
Accounts payable and accrued expenses- related parties	131,368	12,342
Deferred lease liability	(31,334)	(31,333)
Net cash used in operating activities	(7,700,332)	(4,299,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(47,705)	(15,400)
Purchase of property and equipment	(1,171,530)	(846,576)
Issuance of loan	(588,180)	—
Net cash used in investing activities	(1,807,415)	(861,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	470,690	1,401,475
Cashless option exercise tax payments	(83,206)	(1,311,988)
Issuance of common stock, institutional investor	10,709,293	13,973,249
Repayment of equipment purchase payable	—	(13,107)
Net cash provided by financing activities	11,096,777	14,049,629

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,589,030	8,888,154

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23,432,612	3,306,590

CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,021,642	$12,194,744

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 1, 2022 (the “2021 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2021 Annual Report. The interim operating results for the three and nine months ending September 30, 2022 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2022 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2021 financial statement in order to conform to the 2022 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,380,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through March 2024. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $970,225 in October and November 2022 and a remaining available amount of $4,943,057 is available to the Company per the agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021

Insurance	$310,392	$123,877
Legal	80,720	—
Equipment deposit	66,140	—
Licence	60,442	38,865
Investor expenses	20,250	—
Rent	36,525	36,525
Other	59,538	33,041
Prototype Devices	13,067	—

Prepaid expenses and other current assets	$647,074	$232,308

NOTE 4 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023.  The Company recorded $2,164 of interest income for the three months ended September 30, 2022.  The exchange rates used for the conversion of the EUR denominated loan are the September 30, 2022 reporting period end date exchange rate for the loan principal resulting in a balance of $588,180 and interest receivable resulting in a balance of $2,143 and the average exchange rate for the period ending September 30, 2022 for interest income.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2022	December 31, 2021

Office equipment	$119,404	$95,516
Lab equipment	6,099,120	4,952,933
Furniture	33,128	33,128
Leasehold Improvements	184,843	254,350
	6,436,495	5,335,927
Less: Accumulated depreciation	3,785,313	3,156,852

	$2,651,182	$2,179,075

Depreciation expense for the nine months ending September 30, 2022 and 2021 was $699,423 and $576,948. Depreciation expense for the three months ending September 30, 2022 and 2021 was $246,507 and $203,421. During the three and nine months ending September 30, 2022, the Company retired $70,963 of leasehold improvements. During the three and nine months ending September 30, 2021, the Company did not retire property and equipment.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 6 – INTANGIBLE ASSETS

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

Patents consist of the following:

	September 30, 2022	December 31, 2021

Patents	$1,393,354	$1,345,649
Less: Accumulated amortization	556,378	497,516

Intangible assets - net	$836,976	$848,133

Amortization expense for the nine months ending September 30, 2022 and 2021 was $58,862 and $65,202. Amortization expense for the three months ending September 30, 2022 and 2021 was $15,229 and $21,314. There were no patent costs written off for the three and nine months ending September 30, 2022 and 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 7 – COMMITMENTS (CONTINUED)

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

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2022	$52,662
2023	213,781
2024	182,624
Total operating lease obligation	449,067
Less discounted interest	(45,175)

TOTAL	$403,892

Rent expense amounting to $103,796 and $34,599 is included in research and development and general and administrative expenses for the nine months ended September 30, 2022. Rent expense amounting to $100,399 and $33,466 is included in research and development and general and administrative expenses for the nine months ended September 30, 2021. Rent expense amounting to $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended September 30, 2022. Rent expense amounting to $33,466 and $11,155 is included in research and development and general and administrative expenses for the three months ended September 30, 2021.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2022 and 2021 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2022, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2022. The Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock, Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through September 30, 2022 the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three and nine month periods ending September 30, 2022, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of September 30, 2022.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through September 30, 2022, the institutional investor purchased 2,552,511 shares of common stock for proceeds of $27,086,717 and the Company issued 49,758 shares of common stock as additional commitment fee, valued at $627,690, fair value, leaving 10,865 in reserve for additional commitment fees. During the nine month period ending September 30, 2022, pursuant to the purchase agreement, the institutional investor purchased 1,325,000 shares of common stock for proceeds of $10,709,293 and the Company issued 19,672 shares of common stock as additional commitment fee, valued at $181,027, fair value. During the three month period ending September 30, 2022, pursuant to the purchase agreement, the institutional investor purchased 450,000 shares of common stock for proceeds of $4,003,600 and the Company issued 7,353 shares of common stock as additional commitment fee, valued at $73,170, fair value. During October and November 2022, pursuant to the purchase agreement, the institutional investor purchased 150,000 shares of common stock for proceeds of $970,225 and the Company issued 1,783 shares of common stock as additional commitment fee, valued at $12,651, fair value, leaving 9,082 in reserve for additional commitment fees.

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

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2022, options to purchase 2,895,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of September 30, 2022, options to purchase 4,347,298 shares of common stock have been issued and are outstanding and 28,500 restricted shares of common stock have been granted. As of September 30, 2022, 2,390,125 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2022: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 74.7% to 76.3%, risk-free interest rate between 1.87% to 3.84% and expected option life of 10 years. The expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years.

As of September 30, 2022, there was $2,685,819 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through July 2024.

Share-based compensation was recognized as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2022	September 30, 2021

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	4,288,172	788,196
2016 Equity Incentive Plan restricted stock awards	67,467	—
Warrants	—	11,001

Total share-based compensation	$4,355,639	$799,197

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2022:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Granted	793,500	$5.81 - $10.86	$9.41
Expired	(26,875)	$1.50 - $1.69	$1.68
Exercised	(447,575)	$0.64 - $5.81	$1.06

Outstanding, September 30, 2022	8,205,298	$0.51 - $16.81	$1.83

Exercisable, September 30, 2022	7,693,505	$0.51 - $16.81	$1.47

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2022 was $46,370,301. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $7.34 for the Company’s common stock on September 30, 2022. During the nine month period ending September 30, 2022, 268,200 options were exercised for proceeds of $229,940 and 4,375 options were exercised via cashless method. During the nine month period ending September 30, 2022, 175,000 warrants were exercised for proceeds of $240,750.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at September 30, 2022	Contractual Life	Warrants Currently Exercisable

$0.51 - $16.81	7,693,505	4.89 Years	$1.47

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the nine and three month period ending September 30, 2022 and 2021 are as follows:

Restricted Stock Awards
Nine month period ended
	September 30, 2022		September 30, 2021

		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share

Non-vested, beginning of period	—	$—	—	$—

Granted	28,500	9.65	—	—
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—

Non-vested, end of period	28,500	$9.65	—	$—

Restricted stock awards are being amortized to expense over the vesting period. As of September 30, 2022 and 2021, the unamortized value of the RSAs was $207,557 and $0, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2022 AND 2021

NOTE 12 – RELATED PARTY

At September 30, 2022 the Company had fees and travel expense accruals to directors in the amount of $52,291, a legal accrual to a related party of $46,500, travel and office expense accruals of officers in the amount of $37,096, fees and travel expense accruals of advisory committee members in the amount of $14,558 and accounting service fee accrual and expense reimbursement to related parties of $13,112. At December 31, 2021 the Company had office expense accruals of officers in the amount of $24,000, a legal accrual to related party of $6,130 and accounting service fee accrual and expense reimbursements to related parties of $2,059.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the nine months ending September 30, 2022 and 2021, a contribution of $40,585 and $40,894 was charged to expense for all eligible non-executive participants. For the three months ending September 30, 2022 and 2021, a contribution of $13,498 and $12,463 was charged to expense for all eligible non-executive participants.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022 (“2021 Form 10-K”).

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

Business Strategy

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2ICTM technology
•	Develop proprietary intellectual property
•	Grow our commercial device development capabilities
•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

On June 27, 2022 our Company's common stock was added to the Russell 3000® Index. We expect that the awareness of being included in one of the most widely followed benchmarks will not only benefit our existing shareholders but will lead to a broader base of institutional investors. The annual Russell index reconstitution captures the 4,000 largest US stocks as of May 6, ranking them by total market capitalization. Our membership in the US all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the small-cap Russell 2000® Index as well as the appropriate growth and value style indexes.

On June 30, 2022, we announced that our CEO, Dr. Michael Lebby, was again invited to co-chair the Photonic Integrated Circuits (PIC) International Conference that took place June 28-29, 2022 in Brussels, Belgium. At the conference, Dr. Lebby led an invited talk entitled, "Enabling lower power consumption optical networking using high speed, low power polymer modulators", focusing on the issue of reducing power consumption in datacenters and optical networks. He also contributed to a panel session, "Hybrid PICs technology challenges and solutions," on the need for hybrid integration addressing the volume production of 3D and 2.5 integrated electronic and photonic integrated circuits (PICs) based on the utilization of large silicon foundries. This included a discussion on the use of silicon photonics with hybrid technologies such as electro-optic polymers, polymer based plasmonics, silicon nitride and III-V laser sources.

On September 22, 2022, we announced the achievement of world record performance for low-power consumption ultra-high-speed 'green' slot modulators in collaboration with Karlsruhe Institute of Technology (KIT) and its spin-off SilOriX as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022. The team presented the first sub-1mm Mach Zehnder-type modulators with sub-1V drive voltage that rely on Lightwave’s proprietary advanced Perkinamine™ chromophores. The devices rely on the slot-waveguide device concept developed at KIT and commercialized through SilOriX. Further, the material has experimentally proven thermal stability at 85°C and offers extreme energy-efficiency along with high-speed modulation in a compact footprint. Additionally, this shows that our material can perform in a variety of device structures and designs and is positioned to significantly reduce power consumption of optical networking and to become a true 'green photonics' enabler for the industry.

On September 22, 2022, we announced the achievement of a world-record demonstration of a 250GHz super high bandwidth electro-optical-electrical (EOE) link through a collaboration with ETH Zurich. The link was demonstrated by ETH Zurich and uses Polariton's high-speed plasmonic modulators containing Lightwave's proprietary Perkanamine™ chromophores and ETH Zurich's high-speed graphene photodetectors. The link contained a plasmonic modulator using electro-optic polymer material as well as a novel metamaterial enhanced graphene photodetector featuring a 200 nm spectral window and a setup-limited1 bandwidth of 500 GHz. The EOE link achieved a world record and unprecedented 250 GHz 3dB bandwidth2. This is an optical link that utilizes devices with extremely high bandwidths, and the plasmonic demonstration shows that hybrid technologies such as our electro-optic polymers and graphene together form an important technology platform for volume scalability using large silicon foundries for mass commercialization. The groundbreaking results were presented by Stephan Koepfli as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022.

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

———————

1 Set-up limited' indicates that the measurement was limited by the testing equipment

2 University of Kiel, Germany supported the digital signal processor (DSP), and ETHZ supported the photodetector

Results of Operations

Comparison of three months ended September 30, 2022 to three months ended September 30, 2021

Revenues

As a development stage company, we had no revenues during the three months ended September 30, 2022 and September 30, 2021. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	September 30, 2022	September 30, 2021	Period	Month Period

Research and development	$3,587,692	$3,600,793	$(13,101)	0%
General and administrative	1,144,624	649,361	495,263	76%
	$4,732,316	$4,250,154	$482,162	11%

Research and development expenses decreased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a decrease in expense for cashless option exercises offset by increases in non-cash stock option amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, research and development salary expenses, consulting expenses, travel expenses and depreciation.  The expense for research and development cashless option exercises decreased by $2,134,100 in the three months ended September 30, 2022, compared to the same period in 2021. Research and development non-cash stock option amortization expenses increased by $962,060 in the three months ended September 30, 2022, compared to the same period in 2021.  Prototype device development expenses increased by $739,481 in the three months ended September 30, 2022, compared to the same period in 2021. Laboratory and wafer fabrication materials and supplies increased by $126,474 in the three months ended September 30, 2022, compared to the same period in 2021. Research and development salary expenses increased by $120,779 in the three months ended September 30, 2022, compared to the same period in 2021 primarily for additional salary expenses. Research and development consulting expenses increased by $65,834 in the three months ended September 30, 2022, compared to the same period in 2021. Research and development travel expenses increased by $50,552 in the three months ended September 30, 2022, compared to the same period in 2021.  Depreciation expenses increased by $41,945 in the three months ended September 30, 2022, compared to the same period in 2021.

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

General and administrative expenses increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increases in non-cash stock option amortization, legal expenses, insurance and director fees offset by decreases in expense for cashless option exercises and investor expenses. General and administrative non-cash stock option amortization expenses increased by $291,100 in the three months ended September 30, 2022, compared to the same period in 2021. Legal expenses increased by $161,548 in the three months ended September 30, 2022, compared to the same period in 2021. Insurance expenses increased by $54,177 in the three months ended September 30, 2022, compared to the same period in 2021. Director fees increased by $41,250 in the three months ended September 30, 2022, compared to the same period in 2021. The expense for research and development cashless option exercises decreased by $67,304 in the three months ended September 30, 2022, compared to the same period in 2021. Investor expenses decreased by $52,333 in the three months ended September 30, 2022, compared to the same period in 2021 primarily for the uplist of the Company to the Nasdaq Capital Market in the fall of 2021.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	September 30, 2022	September 30, 2021	Period	Month Period

Other Income/(Expense)	$(71,067)	$2,032	$(73,099)	-3597%

Other income (expenses) increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	September 30, 2022	September 30, 2021	Period	Month Period

Net Loss	$4,803,383	$4,248,122	$555,261	13%

Net loss was $4,803,383 and $4,248,122 for the three months ended September 30, 2022 and 2021, respectively, for an increase of $555,261, due primarily to increases in non-cash stock option amortization, prototype device development expenses, legal expenses, laboratory and wafer fabrication materials and supplies, research and development salary expenses, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, research and development consulting expenses, insurance, research and development travel expenses, depreciation and director fees offset by decreases in cashless option exercise expenses and investor.

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021

Revenues

As a development stage company, we had no revenues during the nine months ended September 30, 2022 and September 30, 2021. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

			Change from	Percent
	For the Nine	For the Nine	Prior Nine	Change from
	Months Ending	Months Ending	Month	Prior Nine
	September 30, 2022	September 30, 2021	Period	Month Period

Research and development	$8,994,047	$7,761,101	$1,232,946	16%
General and administrative	3,017,191	1,841,066	1,176,125	64%
	$12,011,238	$9,602,167	$2,409,071	25%

Research and development expenses increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increases in research and development non-cash stock option amortization, prototype device development expenses, research and development salary expenses, laboratory and wafer fabrication materials and supplies, research and development travel expenses, research and development consulting expenses and depreciation offset by a decrease in expense for cashless option exercises.  Research and development non-cash stock option amortization expenses increased by $2,752,399 in the nine months ended September 30, 2022, compared to the same period in 2021.  Prototype device development expenses increased by $950,815 in the nine months ended September 30, 2022, compared to the same period in 2021.  Research and development salary expenses increased by $240,798 in the nine months ended September 30, 2022, compared to the same period in 2021 primarily for additional salary expenses. Laboratory and wafer fabrication materials and supplies increased by $232,763 in the nine months ended September 30, 2022, compared to the same period in 2021. Research and development travel expenses increased by $120,215 in the nine months ended September 30, 2022, compared to the same period in 2021. Research and development consulting expenses increased by $136,343 in the nine months ended September 30, 2022, compared to the same period in 2021.  Depreciation expenses increased by $119,540 in the nine months ended September 30, 2022, compared to the same period in 2021. The expense for research and development cashless option exercises decreased by $3,343,941 in the nine months ended September 30, 2022, compared to the same period in 2021.

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

General and administrative expenses increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increases in general and administrative non-cash stock option amortization, legal expenses, director fees, insurance and general and administrative travel expenses offset by a decrease in general and administrative salary expenses. General and administrative non-cash stock option amortization increased by $804,042 in the nine months ended September 30, 2022, compared to the same period in 2021. Legal expenses increased by $186,506 in the nine months ended September 30, 2022, compared to the same period in 2021. Director fees increased by $120,250 in the nine months ended September 30, 2022, compared to the same period in 2021. Insurance expenses increased by $82,594 in the nine months ended September 30, 2022, compared to the same period in 2021. General and administrative travel expenses increased by $69,587 in the nine months ended September 30, 2022, compared to the same period in 2021. General and administrative salary expenses decreased by $129,153 in the nine months ended September 30, 2022, compared to the same period in 2021 primarily for bonus payments in 2021.

Other Income (Expense)

			Change from	Percent
	For the Nine	For the Nine	Prior Nine	Change from
	Months Ending	Months Ending	Month	Prior Nine
	September 30, 2022	September 30, 2021	Period	Month Period

Other Income/(Expense)	$(150,504)	$(920,484)	$769,980	-84%

Other income (expenses) decreased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by the forgiveness by the Small Business Administration during 2021 of a loan funding from the Paycheck Protection Program.

Net Loss

			Change from	Percent
	For the Nine	For the Nine	Prior Nine	Change from
	Months Ending	Months Ending	Month	Prior Nine
	September 30, 2022	September 30, 2021	Period	Month Period

Net Loss	$12,161,742	$10,522,651	$1,639,091	16%

Net loss was $12,161,742 and $10,522,651 for the nine months ended September 30, 2022 and 2021, respectively, for an increase of $1,639,091 due primarily to increases in non-cash stock option amortization, prototype device development expenses, the forgiveness by the Small Business Administration during 2021 of a loan funding from the Paycheck Protection Program, research and development salary expenses, laboratory and wafer fabrication materials and supplies, travel expenses, legal expenses, research and development consulting fees, director fees, depreciation and insurance offset by decreases in research and development expense for cashless option exercises, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and general and administrative salary expenses.

 Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our 2021 Form 10-K contains a discussion of these significant accounting policies.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to an institutional investor pursuant to purchase agreements with an institutional investor as described in Note 10 to the Financial Statements and proceeds received pursuant to the exercise of options.

All of the registered shares under the January 21, 2019 purchase agreement with the institutional investor have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, the Company entered into a new purchase agreement with the institutional investor to sell up to $33 million of common stock over a 36-month period, with $4,943,057 remaining on the purchase agreement as of the date of this filing.

During the nine months ended September 30, 2022, the Company received $10,709,293 in proceeds pursuant to the purchase agreements with the institutional investor and $470,690 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2021, the Company received $30,350,674 in proceeds pursuant to the purchase agreements with the institutional investor and $2,379,225 in proceeds pursuant to the exercise of options and warrants.

During the nine months ended September 30, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,380,000 of expenditures per month over the next 12 months.

We expect our October 4, 2021 purchase agreement with the institutional investor to provide us with sufficient funds to maintain our operations for the next 12 months if required. However, any additional funds provided by the institutional investor may not be available on terms that are acceptable to us, or at all. Market volatility resulting from recessionary factors or other factors could adversely impact our ability to access capital as and when needed. If adequate funds are not available to us on a timely basis, we may be required to delay or limit our operations, including research and development efforts relating to the commercializing our electro-optic polymer technology. Our current cash position enables us to finance our operations through March 2024 before we will be required to replenish our cash reserves pursuant to our October 4, 2021 purchase agreement or otherwise. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the nine months ended September 30, 2022

Net cash used in operating activities was $7,700,332 for the nine months ended September 30, 2022, primarily attributable to the net loss of $12,161,742 adjusted by $4,288,172 in options issued for services, $67,467 amortization of deferred compensation, $181,027 in common stock issued for services, $758,285 in depreciation expenses and patent amortization expenses, ($414,766) in prepaid expenses, ($536,999) in accounts payable, accrued bonuses and accrued expenses and $118,224 in cashless option exercise expense.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,807,415 for the nine months ended September 30, 2022, consisting of $47,705 in cost for intangibles, $1,171,530 in asset additions for the Colorado headquarter facility and labs and $588,180 in a loan issuance.

Net cash provided by financing activities was $11,096,777 for the nine months ended September 30, 2022 and consisted of $470,690 in proceeds from exercise of options and warrants, $10,709,293 in proceeds from resale of common stock to an institutional investor offset by $83,206 in cashless option exercise tax payments.

On September 30, 2022, our cash and cash equivalents totaled $25,021,642, our assets totaled $30,148,946, our liabilities totaled $1,354,749 and we had stockholders’ equity of $28,794,197.

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

Contractual Commitments

See "Note 7–Commitments" to the notes to the financial statements contained within this Quarterly Report on Form 10-Q for a discussion of our contractual commitments.

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

At September 30, 2022, we had $25,021,642 in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At September 30, 2022, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2022 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance that their respective objectives will be met, we do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $12,161,742 for the nine months ended September 30, 2022 and a net loss of $18,631,381 for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $101,764,623. We anticipate that we will continue to incur operating losses through at least 2022.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through March 2024; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the purchase agreement for $33 million we entered into with an institutional investor on October 4, 2021, we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $4,943,057 that is available to our Company pursuant to the purchase agreement.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 9, 2022

