Form 10-K
period 2022-12-31
Lightwave Logic, Inc.
filed 2023-03-01
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 001-40766

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-0497368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 720-340-4949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LWLG	The NASDAQ Stock Market

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $728,318,971 as of June 30, 2022.

As of February 28, 2023, there were 113,220,954 shares outstanding of the registrant’s common stock, $.001 par value.

Documents incorporated by reference. Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2022.

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

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and 3) Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2022, we continued to make advances in techniques to translate material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2022 we discussed the addition of several silicon-based foundry partners to help scale in volume our polymer modulator devices. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing and 3) Technology transfer to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous.

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

Polymer Photonic Integrated Circuits

Our Company also designs its own proprietary Photonic Integrated Circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable the ultra-miniaturization footprint needed to increase the number of photonic functions residing on a semiconductor chip to create a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a multi-channel polymer PIC. The number of channels can be varied depending on application. For example, the number of photonic components could increase by a factor of 4, 8, or 16. Another type of integration is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

Current semiconductor photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack ™, Polymer Plus™, Polymer Slot™, and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques. Our electro-optic polymer material will boost the performance of standard PIC platforms such as silicon photonics and indium phosphide.

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries using standard clean room tooling. This approach we call Polymer Plus™. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that include both silicon and indium phosphide.

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

Electro-optic modulators - Electro-optic (E/O) modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the internet. Data centers may also benefit from this technology through devices that could significantly increase bandwidth and speed while decreasing costs. Polymer E/O modulators can be designed and fabricated with multiple structures such as Ridge waveguide (Polymer™ Stack) and slot waveguide (Polymer Slot™). The waveguides allow the light to be efficiently coupled into and out of the modulators, and provide a basis for integrating modulators together.

Gbaud - The rate of symbol changes in data transmission in billions of symbol changes per second. Each symbol can support one or more bits, the number of bits depending on the modulation format.

NRZ – See PAM2.

PAM2 – 2 level Pulse Amplitude Modulation, a modulation format in which the optical power in each symbol can assume either of two different levels, low or high, representing, respectively, a 0 or a 1. PAM2 supports 1 bit per symbol so the bit rate is equal to the baud rate or symbol rate. For example, a modulator capable of supporting 100 Gbaud can transmit 100 Gbps with PAM2 modulation. This modulation format is often called NRZ (Non Return to Zero).

PAM4 - 4 level Pulse Amplitude Modulation, a modulation format in which the optical power in each symbol can assume any one of 4 different levels. PAM4 supports 2 bits per symbol so the bit rate is equal to two times the baud rate or symbol rate. For example, a modulator capable of supporting 100 Gbaud can transmit 200 Gbps with PAM4 modulation.

PAM8 - 8 level Pulse Amplitude Modulation, a modulation format in which the optical power in each symbol can assume any one of 8 different levels. PAM4 supports 3 bits per symbol so the bit rate is equal to three times the baud rate or symbol rate. For example, a modulator capable of supporting 100 Gbaud can transmit 300 Gbps with PAM8 modulation.

Photonic Devices - Photonic devices are components for creating, manipulating, or detecting light. This can include modulators, laser diodes, light-emitting diodes, solar and photovoltaic cells, displays and optical amplifiers. Other examples are devices for modulating a beam of light and for combining and separating beams of light of different wavelength.

Polymers - Polymers, also known as plastics, are large carbon-based molecules that bond many small molecules together to form a long chain. Polymer materials can be engineered and optimized using nanotechnology to create a system in which unique surface, electrical, chemical, and electro-optic characteristics can be controlled. Materials based on polymers are used in a multitude of industrial and consumer products, from automotive parts to home appliances and furniture, as well as scientific and medical equipment.

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

Organic polymer materials on the other hand, have free electrons that allow for limitless potential to combine with other molecular structures, which allows for multiple options and combinations to improving performance characteristics. Importantly, because they can be applied to optical structures in thin-film liquid form, it is possible to imbue electro-optic ability to highly miniaturized slot structures. Organic polymer materials are also vastly cheaper to manufacture in comparison to growing exotic crystals that are prone to contamination and further must be sliced into thin wafers. Our Company believes that the combination of less expensive manufacturing cost, ease of application, and better scalability, together with a lower cost of ownership due to lower heat dissipation (requiring less cooling), will create enormous demand for our products.

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

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures that exceed 1750C. Additionally, these materials have demonstrated photochemical stability, even after being subjected to high intensity light for over 5,000 hours and exhibited little electro optic degradation even after being continuously exposed at 1100C. This operating temperature exceeds the maximum commercial operating temperatures of approximately 850C, found in large data centers. After successfully achieving material test results that either met or exceeded commercial requirements (subsequently confirmed by an outside entity), in late 2016, the Company began production of its first photonic prototype device, a ridge waveguide modulator which is called a Polymer Stack™.

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

In April 2017 we achieved bandwidth suitable for 25Gbps data rates in an all-organic polymer ridge waveguide intensity modulator prototype, a significant improvement over our initial 10Gbps device modulator prototype that was announced in 2016. This breakthrough was significant because a 25Gbps data rate is important to the optical networking industry because this data rate is a key requirement for achieving 100 Gbps (using 4 channels of 25 Gbps). In July 2017 we advanced our high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards which are also utilized for 100Gbps data center applications.

In September 2017 we achieved outstanding performance of our ridge waveguide Mach-Zehnder modulators ahead of schedule, with bandwidth performance levels that will enable 50Gbaud modulation in fiber-optic communications. This important achievement will allow users to utilize arrays of 4 x 50Gbaud polymer modulators using PAM-4 encoding to access 400Gbps data rate systems. Pulse-Amplitude Modulation (PAM-4) is an encoding scheme that can double the amount of data that can be transmitted.

We are now further optimizing our high-performance modulators for additional specifications that are beginning to be required by the fiber communications industry for applications such as networks running at data rates of 800Gbps. 800Gbps will require combining 4 channels of 200Gbps utilizing PAM4 encoding schemes which will prove challenging for many existing modulator technologies. Furthermore, we are collaborating with industry partners to optimize the packaging our modulators so that potential customers can evaluate our high-performance modulators in their systems. This effort will also aid in addressing one of the most under-evaluated processes of developing high speed devices onto a new and novel technology platform which is robustness and reliability. We have already made extensive progress with our polymer materials on this front, and now we are integrating our robust polymer materials onto an integrated photonics platform to provide customers with a more miniaturized, higher performance solution for their data rich systems.

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

As a result, high frequency modulators engineered with electro-optic polymers designed on the BLA model or any other polyene chain design models are unstable over typical operating temperature ranges, and often exhibit performance degradation within days, hours or even minutes. Similarly, lower frequency modulators exhibit comparable failings, but to a lesser extent. These flaws, in most cases, have prevented commercial quality polymer-based modulators from entering the commercial marketplace. The thermal stability of these devices does not generally meet the minimum Telcordia GR-468 operating temperature range (-40 degrees Celsius to +85 degrees Celsius) much less the harsher MILSPEC 883D (military specification) range of -55 degrees Celsius to 150 degrees Celsius. While many new applications do not require meeting full military or Telcordia GR-468 specifications for polymers, many potential customers prefer to see polymer operate at or near these conditions to convey confidence in the material system. We understand from initial conversations with data center architects and designers that the temperature specifications that our materials achieve are compliant with their equipment design needs.

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

Our initial device, a ridge waveguide modulator, though highly miniaturized utilizes conventional design and fabrication techniques in the industry. Our future devices will utilize silicon photonics (SiPh) technology, which can support highly miniaturized slot waveguides structures etched in large format, low cost, and less expensive silicon wafers coated with our organic electro-optic polymers. The low-cost structure compares well to compound semiconductor technologies such as GaAs (Gallium arsenide) and InP (Indium Phosphide), which suffer from small format wafers that do not allow the economies of scale in high volume fabrication plants. The degree of miniaturization possible of the slot modulator using SiPh is not technically feasible to accomplish with inorganic crystalline materials. Although this may not always remain the case, presently there are nearly insurmountable technical difficulties that are inherent to a crystalline molecule.

Although we believe that our polymers will be the key differentiating factor in Polymer photonic devices, we do not currently possess the technical skills and instrumentation necessary to fabricate and test PICs at this dramatically reduced scale and intend to seek an external partner to assist with development.

Our Intellectual Property

Our research and development efforts over the last 10+ years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the last year as we are developing our P2IC™ into prototypes. We actively filed technical utility patents over the past few years, and are currently in the process of readying a number of other inventions for formal filings in 2023. We expect to continue innovating with our P2IC platform for the next couple of years. We had a number of patents issued over the past few months indicating that our technology is being recognized as being unique.

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

In 2022, we acquired the polymer technology and intellectual property assets of Chromosol Ltd (UK), which significantly strengthened our Company's design capabilities with foundry PDKs with extremely low temperature atomic layer deposition (ALD) processes that effectively hermetically seal polymer devices that have been prepared for high volume manufacturing. The advanced fabrication processes of ALD with temperatures below 100C will solidify our market position with both the Company's manufacturing foundry partners as well as end-users as we prepare to enter the 800Gbps integrated photonics marketplace. The acquisition also advanced our Company’s patent portfolio of electro-optic polymer technology with an innovative polymer chemistry device patent that has potential to increase the performance of integrated modulators through optical amplification in a photonic integrated circuit (PIC) and enhance the functionality of the PIC by integrating laser light sources made using the polymer-based gain and a laser optical cavity defined on the Silicon photonic platform, with our Company’s high speed, high efficiency modulators.

In total, our patent portfolio currently consists of 66 granted patents that include 52 from the US, 1 from Canada, 6 from the EU, 2 from Japan and 3 from China.

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

Our patent portfolio includes patents not only on nonlinear optic chromophore designs, but also device designs and inventions, fabrication process inventions, packaging design inventions, as well as novel chemistry to enable high performance, low power, small footprint polymer PIC technology.

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

During March 2018, our Company, together with our packaging partner, successfully demonstrated packaged polymer modulators designed for 50Gbaud, which we believe will allow us to scale our P2IC™ platform with our Mach-Zehnder ridge waveguide modulator design as well as other photonics devices competitively in the 100Gbps and 400Gbps datacom and telecommunications applications market. We are currently fine-tuning the performance parameters of these prototypes in preparation for customer evaluations.

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

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry: Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. In January 2022 Dr. Ciesla was named to our Board of Directors, and our Advisory Board is currently comprised of Dr. Franky So, Dr. Christoph S. Harder, Mr. Andreas Umbach and Dr. Joseph A. Miller, who is a former member of our Board of directors. The Advisory Board is working closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer P2IC™ platform. The mission of the Advisory Board is initially to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials. Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products. In addition, they possess operational experience with semiconductor and polymer businesses.

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

On September 16, 2021, we announced the achievement of world-record performance for a polymer modulator, as demonstrated in an optical transmission experiment by ETH Zurich, using our Company's proprietary, advanced PerkinamineTM chromophores and Polariton Technologies Ltd.'s newest plasmonic EO modulator, a silicon-photonics-based plasmonic racetrack modulator offering energy-efficient, low-loss, and high-speed modulation in a compact footprint. The groundbreaking results were presented as a post-deadline paper at the prestigious European Conference on Optical Communications (ECOC) industry exhibition and conference in Bordeaux on September 16, 2021. Polariton's plasmonic modulator transmitted 220 Gbit/s OOK and 408 Gbit/s 8PAM. Transmission of an optical signal was conducted over 100 m using a low-voltage electrical drive of 0.6Vp, an on-chip loss of 1 dB, and an optical 3 dB bandwidth of beyond 110 GHz.

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

On September 22, 2022, we announced the achievement of a world-record demonstration of a 250GHz super high bandwidth electro-optical-electrical (EOE) link through a collaboration with ETH Zurich. The link was demonstrated by ETH Zurich and uses Polariton's high-speed plasmonic modulators containing Lightwave's proprietary Perkinamine™ chromophores and ETH Zurich's high-speed graphene photodetectors. The link contained a plasmonic modulator using electro-optic polymer material as well as a novel metamaterial enhanced graphene photodetector featuring a 200 nm spectral window and a setup-limited1 bandwidth of 500 GHz. The EOE link achieved a world record and unprecedented 250 GHz 3dB bandwidth2. This is an optical link that utilizes devices with extremely high bandwidths, and the plasmonic demonstration shows that hybrid technologies such as our electro-optic polymers and graphene together form an important technology platform for volume scalability using large silicon foundries for mass commercialization. The groundbreaking results were presented by Stephan Koepfli as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022.

On November 15, 2022, we announced the receipt of U.S. patent number 11,435,603 B2 entitled "TFP (thin film polymer) optical transition device and method," which illustrates the design of a simpler to fabricate, lower cost hybrid integrated photonics chip using electro-optic polymers which are more advantageous for high-volume production. The simplified fabrication approach enables streamlined production of very high speed, low power proprietary polymer modulators that will enable significantly faster data rates in the internet environment. The essence of the invention is a hybrid polymer-silicon photonics engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in the routers, servers and network equipment that are proliferating with the growth of data centers, cloud computing and optical communications capacity.

On November 17, 2022, we announced the receipt of U.S. patent number 11,435,604 B2 entitled "Hybrid electro-optic polymer modulator with silicon photonics," which allows Lightwave Logic's proprietary polymers to be fabricated by silicon foundries in a high-volume manufacturing environment. The patent also details a more efficient process that allows for high yielding, high stability poling of polymers in a high-volume foundry manufacturing environment. From a commercial standpoint, this patent enables our polymers to be mass-produced using existing silicon foundry equipment, simplifying production for the foundry's we are working with.

On November 29, 2022, we announced our acquisition of the polymer technology and intellectual property assets of Chromosol Ltd (UK). The acquisition significantly strengthened our Company's design capabilities with foundry PDKs with extremely low temperature atomic layer deposition (ALD) processes that effectively hermetically seal polymer devices that have been prepared for high volume manufacturing. The advanced fabrication processes of ALD with temperatures below 100C will solidify our Company's market position with both the Company's manufacturing foundry partners as well as end-users as we prepare to enter the 800Gbps integrated photonics marketplace. The acquisition also advanced our Company’s patent portfolio of electro-optic polymer technology with an innovative polymer chemistry device patent that has potential to increase the performance of integrated modulators through optical amplification in a photonic integrated circuit (PIC) and enhance the functionality of the PIC by integrating laser light sources made using the polymer-based gain and a laser optical cavity defined on the Silicon photonic platform, with our Company’s high speed, high efficiency modulators. Having access to extremely low temperature ALD allows our Company's polymer modulators to be protected from the environment without the need for expensive and large footprint gold box packaging, propelling our Company forward with chip-scale packaging as required by major hyper-scaler end-users. The patent opens a new class of PICs which expands our variety of devices. The Patent is US patent number 9837794, EU patent number 3017489, China registration number 201480048236 & 201910230856, and is entitled, “Optoelectronic devices, methods of fabrication thereof and materials therefor.”

———————

1 Set-up limited' indicates that the measurement was limited by the testing equipment.

2 University of Kiel, Germany supported the digital signal processor (DSP), and ETHZ supported the photodetector.

On December 12, 2022, we announced the receipt of U.S. patent number 11,506,918 B2 entitled “Hybrid electro-optic polymer modulator with atomic layer deposition (ALD) sealant layer,” which allows our proprietary polymers to be sealed to moisture and atmospheric gases in a very low temperature and quasi-hermetic environment through the use of a chip-scale packaging approach that can be applied in parallel at wafer level (i.e. in volume) and that eliminates the need for a separate hermetic enclosure or "gold box." Specifically, our electro-optic polymer modulators will be sealed with low-temperature conformal atomic layer deposition dielectric layers that are supported on a silicon substrate with passive silicon photonics waveguides. The sealant process will enable lower cost system implementation in a high-volume foundry environment.

On December 13, 2022, we provided a world-class figure-of merit performance for modulators using electro-optical polymers and a plasmonic device design in conjunction with Polariton Technologies. Building from the world record performance and demonstration of a 250 GHz super high bandwidth electro-optical-electrical (EOE) link that was presented at the 2022 European Conference on Optical Communications (ECOC)3 through a collaboration with ETH Zurich, these latest figure of merit results show the potential for extreme power savings for optical network equipment and demonstrated clearly that polymer-based technology platforms are positioned well for general implementation. These results were achieved using Polariton's electro-optic polymer-based plasmonic devices with Lightwave's electro-optic materials, with a bandwidth greater than 250 GHz. While these high-speed results have been reported previously, here Lightwave Logic reported for the first time that the voltage-length product Figure of Merit (FoM) for this modulator is just 60 Vum, which is approximately 10X better than the performance of the optical semiconductor modulators that are incumbent in the optical network and internet today. This figure of merit will allow ultra-low voltage operation and, enabled by Polariton's plasmonic modulator, the ability to carry significantly more data per modulator while consuming much less power. The net positive effect on system level equipment is expected not only to be significant, but perhaps more importantly, also a strong driver of a ''green photonics" platform. These results position our Company extremely well for next generation ultra-high-capacity interconnects for the hyper-scale market. The combination of electro-optic polymers and plasmonics is becoming an ideal sunrise technology platform to address the 'Achilles heel' of the data industry: high power consumption. As the industry contemplates the implementation of PAM4 200G lanes for 2023 and 2024, these optical devices already have shown capability for at least 2X these lane speeds.

On January 12, 2023, our Chief Executive Officer, Dr. Michael Lebby, hosted a presentation and participated in an industry panel discussion at the 2023 Photonics Spectra Conference, a prominent virtual conference within the photonics industry. In the panel discussion, Dr. Lebby and a panel of industry experts from the entire photonics integrated chip (PIC) value chain, discussed lessons learned when scaling PIC production for volume applications. In his presentation, Dr. Lebby reviewed the potential solutions that electro-optical polymer modulators offer to integrated and hybrid photonics integrated chips (PICs), discussing their relevance to PIC packaging operations as well as how electro-optic polymers boost PIC speed and power efficiency.

On January 30, 2023, our Chief Executive Officer, Dr. Michael Lebby, participated in an industry panel discussion at the 2023 Laser Focus World Executive Forum. The Laser Focus World Executive Forum is one of the industry's premier events for senior-level executives, technology directors, and business managers from technology companies around the world, delivering an in-depth analysis of the global laser and photonics market. In this discussion, Dr. Lebby joined a panel of industry experts to discuss how the success of Silicon Photonics is based on the premise that it is a semiconductor technology, and hence it can be manufactured in volume by semiconductor fabs. The panel addressed the manufacturing plans of photonic integrated circuits (PICs) by semiconductor fabs and how the photonic industry can transfer their processes to the semiconductor industry.

As we move forward to diligently meet our goals, we continue to work closely with our packaging and foundry partners for 112Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. Depending on electrical encoding schemes such as PAM4, or PAM8, or wavelength optical multiplexing, these Gigabaud rates roughly translate to 200Gbps and 300Gbps per lane, and are the key speed rates for emerging 800Gbps to future possible 1200Gbps applications. Our partnership with silicon-based foundries will allow us to scale commercial volumes of electro-optic polymer modulator devices using large silicon wafers, and we are currently working to have our fabrication processes accepted into foundry PDKs (process development kits). These are the recipes that foundries use to manufacture devices in their fabrication plants.

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

———————

3 The groundbreaking results were presented by Stefan Koepfli (ETH Zurich) as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022. The post-deadline paper is titled ">500 GHz Bandwidth Graphene Photodetector Enabling Highest-Capacity Plasmonic-to-Plasmonic Links."

The Global Photonic Device Market

General Overview

Lightwave Logic has been reviewing the latest market data as well as its own internal data for its business strategy, and below we detail the global market dynamics both in terms of data traffic as well as how co-packaged optical solutions which will require optimized modulators will grow in the fiber communications segment of the market.

As we have already seen with products such as smart phones, lap top computers, and personal digital assistants (PDAs), Internet traffic, and especially mobile internet traffic is one of the important metrics that is being used to show activity in fiber communications, and particularly telecommunications as well as data communications (which includes datacenters and high-performance computing). Internet Protocol (IP) traffic has typically been used to gauge the amount of data that is being used on the internet as shown in the graph below (sourced from Cisco VNI in 2022). The metric is Exabytes per month. An Exabyte is 1E18 which is 1000 Petabytes, or 1000,000 Terabytes or a billion Gigabytes of data. As seen from the graph which has a strong growth of 26% CAGR (2017-2022) of global IP traffic, with the majority traffic being driven by internet video. The traffic rates are fast approaching the metric of Zetta which is 1E21 bytes of data. Some estimates are discussing the further metric of Yotta which is 1E24 bytes of data over the next decade, which is also expected to be driven for the most part by internet video.

Within the overall market trends of IP traffic growth and in particular mobile video, the internet will need to be able to support high volumes of data traffic. To do this, the fiber-optic infrastructure that allows data to be communicated between network nodes such as datacenters, within datacenters, and optical network switches etc., needs to be upgraded. Today, fiber-optic networks are a combination of long, medium and short optical interconnects that range from 3 meters (or 1yard) to over 1000km depending on application in the optical network. Optical components, typically known as photonics components are used to build the fiber-optic infrastructure and consist of things such as: laser diodes, photodetectors, multipliers, modulators, transceivers etc. These are known as discrete components, while a mix of these components that are integrated or connected on a single substrate (such as silicon, InP, GaAs etc.) are called PICs (Photonic Integrated Components). All of these components are packaged and put into transceivers.

The global device and connection growth market share as forecasted by Yole Developpment in their optical transceivers for datacom and telecom report (2021) is expected to grow from $18B in 2018 to approximately $30B in 2023 as can be seen by the figure below (Source: Yole Developpment). The compound annual growth is expected to reach a healthy 10% for the period 2018 to 2023. This market has machine to machine market vertical at nearly 50% of the market share by 2023, followed by smartphones, TVs and game consoles, non-smartphones, Personal computers, other, and tablets.

2018 - 2023
Global device and connection growth market share

(Source: Optical Transceivers for Datacom & Telecom report, Yole Développement, 2021)

Other
Tablets
PCs
TVs (including game consoles)
Non-Smartphones
Smartphones
Machine-to-Machine (M2M)
2018
~$18.4B
0.4B
0.7B
1.4B
2.7B
2.4B
4.8B
6.1B
2023
~$29.3B
1.1B
0.8B
1.6B
3.2B
1.2B
14.7B
6.7B
CAGR 2018-2023: 10%

YOLE Développement

© 2021 | www.yole.fr - www.i-micronews.com

The datacom optics revenue forecast ranging from 2020 through 2026, and onto 2032 is shown in the figure below. This data is also sourced from Yole Developpment, and is reported in their co-packaged optics for data centers report in 2022. The data shows that the datacom optics revenues have grown from nearly $6B in 2020 to a forecast that exceeds $15B in 2026, and over $28B by 2032. The respective compound annual growth rates are a very healthy 19% for 2020-2026, and a healthy 11% for the period 2026-2032. The market is segmented into three major categories that include: Active optical cable and embed optical modules, ethernet, and co-packaged optics/on-board optics. In all of these categories the growth of PIC based engines for optical transceivers being utilized in datacom optics is expected to grow quickly. In all of these segments today, many of the optical engines are either indium phosphide or silicon photonics based. These optical engines are expected to be upgraded with hybrid PIC solutions that improve the overall performance of the PIC.

2020 vs. 2026 vs. 2032 datacom optics revenue growth forecast

(Source: Co-Packaged Optics for Data Centers 2022 report, Yole Développement, 2022)

Active Optical Cable and Embedded Optical Module
Ethernet
Co-Packaged Optics / On-Board Optics
2020
$5.3B
$4.4B
$0.9B
$6M
2026
$15.1B
$12.6B
CAGR 19%
$2.2B
CAGR 19%
$0.3B
CAGR 104%
2032
$28.1B
$22.3B
CAGR 11%
$3.6B
CAGR 10%
$2.2B
CAGR 19%
CAGR 20-26: 19%
CAGR 26-32: 11%

YOLE Développement

© 2022 | www.yole.fr – www.i-micronews.com

The optical transceiver revenue forecast ranging from 2020 through 2026 by market segment is shown in the figure below. This data is also sourced from Yole Developpment, and is reported in their optical transceivers for datacom and telecom market report published in 2021. The data shows that the optical transceiver revenues have grown from nearly $10B in 2020 to forecast that approaches $21B in 2026. The respective compound annual growth rates are a healthy 14% for the period 2020-2026. The market is segmented into two major categories that include: Datacom and telecom. In these categories the growth of PIC based engines for optical transceivers being utilized in both datacom and telecom is expected to grow quickly using hybrid solutions that are expected to incorporate electro-optic polymer technologies.

2020-2026 optical transceiver revenue growth forecast by market segment

(Source: Optical Transceivers for Datacom & Telecom Market 2021 report, Yole Développement, 2021)

Datacom
Telecom
2020
$9.6B
$5.3B
$4.3B
CAGR 2020-2026
14%
2026
$20.9B
$15.1B
CAGR20-26 19%
$5.8B
CAGR20-26
5%

Yole Développement

© 2021 | www.yole.fr - www.i-micronews.com

A large driver of the growth of the optical transceiver market is the corresponding growth of - and the “need for speed” by - the large data center operators lead by Amazon. Data sourced from Lightcounting shows the rapid adoption and growth of each generation of speed. As noted earlier, our unique polymer technology platform has inherent advantages for the requirements of 800Gbps.

As the Company is developing polymer based photonic devices such as fiber-optic modulators, these devices translate electric signals into optical signals and allow laser-based technology to operate effectively at, 100G, 200G, and beyond. Lasers with modulators are used in fiber communication systems to transfer data over fiber-optic networks today and are expected to be a key driver in photonics components for PIC based technological solutions over the next decade. Optical data transfer using lasers and modulators is significantly faster and more efficient than transfer technologies using only electric signals, permitting more cost-effective use of bandwidth for broadband Internet and voice services.

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

Our modulators are suitable for single-mode fiber optic links. We believe that our single mode modulator solutions will be competitive at 500m to 10km link distance lengths, with inherent advantages for 800Gbps applications.

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

Industry issues of scaling

The key issues facing the fiber-optic communications industry are the economic progress and scalability of any PIC based technological platform. Our polymer platform is unique in that it is truly scalable and is expected to become a high performance engine for transceiver modules. Scalable means being able to scale up for high-speed data rates, while simultaneously being able to scale down in cost, and lower power consumption. This allows a competitive cost per data rate or cost per Gbps metric to be achieved.

Fiber optic datacenter and high-performance computing customers want to achieve the metric of $1/Gbps @ 800Gbps (this essentially means a single mode fiber optic link that has a total cost of $800 and operates with a data rate of 800Gbps). Equally importantly, the datacenter industry would like to reduce the power consumption of optical ports for 400Gbps, 800Gbps, etc., significantly. As industry tries to match this target, it needs scalable PIC platforms to achieve this goal, of which our polymer platform is uniquely suited.

An article by Dr, Michael Lebby that was recently published in broadband communities (BBC) magazine in early February 2023 discusses the virtues of polymer based technologies as part of an industry technology roadmap. The article is entitled “The internet is the brick wall Nostradamus did not see coming.” In this article cost/performance metrics are discussed that show the trend to higher and higher data rates using PIC platforms that include very high speed, low power modulator devices.

The article also shows that electro-optic polymers play an important role in PICs over the next decade as they can reduce or close the gap between customer expectations and technical performance through effective scaling increase of high performance with low cost for short distance transceiver optical links.

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platforms is within sight today:

1.	Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this. With Vpi levels of 1V or less will enable direct from associated electronics and potentially save network architects the cost of individual driver ICs.

2.	Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.

3.	Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.

4.	Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages that utilize atomic layer deposition (ALD) that is being developed in-house.

Scalability in terms of cost reduction and high volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing capacity through the use of silicon-based foundries. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration.

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

We expect our initial modulator products will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes. Our devices are highly linear, and can also enable the performance required to take advantage of more advance complex encoding schemes if required.

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $12,805,374, $12,476,040 and $4,590,545 for the years ended December 31, 2022, 2021 and 2020, respectively.

Our Proprietary Products in Development

As part of a tactical marketing strategy, our Company is developing several optical devices using our proprietary electro-optical polymer material, which are in various stages of development. These include:

Ridge Waveguide Modulator, Polymer Stack ™

Our ridge electro-optic waveguide modulator was designed and fabricated in our in-house laboratory. The fabrication of our first in-house device is significant to our entire device program and is an important starting point for modulators that are being developed for target markets. We have multiple generations of new materials that we will soon be optimizing for this specific design. In September 2017 we announced that our initial alpha prototype ridge waveguide modulator, enabled by our P2IC™ polymer system, demonstrated bandwidth performance levels that will enable 112 Gbaud modulation in fiber-optic communications. This device demonstrated true amplitude (intensity) modulation in a Mach-Zehnder modulator structure incorporating our polymer waveguides. This important achievement will allow users to utilize arrays of 4 x 112 Gbaud symbol rate (4x 200 Gbps data rate) polymer modulators using PAM-4 encoding to enable 800 Gbps data rate systems. These ridge waveguide modulators are currently being packaged with our partner into prototype packages.

These prototype packages will enable potential customers to evaluate the performance at 112 Gbaud. Once a potential customer generates technical feedback on our prototype, we expect to be asked to optimize the performance to their specifications. Assuming this is successful, we expect to enter a qualification phase where our prototypes will be evaluated more fully.

In parallel, we are developing modulators for scalability to higher symbol rates above 112 Gbaud. In September 2018, we showed in conference presentations the potential of our polymer modulator platform to operate at over 100 GHz bandwidth. This preliminary result corresponds to 100 Gbps data rates using a simple NRZ data encoding scheme or 200 Gbps with PAM-4 encoding. With 4 channel arrays in our P2IC™ platform, the Company thus has the potential to address both 400 Gbps and 800 Gbps markets. While customers may start the engagement at 112 Gbaud, we believe potential customers recognize that scalability to higher speeds is an important differentiator of the polymer technology.

We believe the ridge waveguide modulator Polymer Stack™ represents our first commercially viable device and targets the fiber optics communications market. We have completed internal market analysis and are initially targeting interconnect reach distances of less than 1km. In these markets, the system network companies are looking to implement modulator-based transceivers that can handle aggregated data rates 800 Gbps and above. The market opportunity for less than 10km is worth over $2B over the next decade.

Polymer Plus™

Using our novel waveguide design, we are developing a more compact modulator to be implemented directly with existing integrated photonics platforms such as silicon photonics and Indium Phosphide. As our electro-optic polymers are applied in liquid form, they can be deposited as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries. This approach we call Polymer Plus™. The advantage of this approach is that it allows existing semiconductor integrated photonics platforms such as silicon photonics and indium phosphide to be upgraded with higher speed modulation functionality with the use of polymers in a straight-forward and simple approach. Further, our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines.

A large majority of commercial silicon photonics platforms utilize large silicon photonics foundries such as those that manufacture IC products for a number of applications such as communications, computing, consumer, etc. In order to seamlessly integrate our polymer materials to upgrade for example, silicon photonics designs, partnering with a silicon foundry is necessary.

Polymer Slot™

As part of supporting further improvement and scalability of our platform, we continue to develop more advanced device structures that include the Polymer Slot™. Our high performance, low power, extremely small footprint polymer photonics slot waveguide modulator utilizes a slot design that is part of PIC platform such as silicon photonics with one of our proprietary electro-optic polymer material systems as the enabling material layer. Initial performance results in 2022 from commercial foundries achieved key design specifications for the slot modulator.

Preliminary testing and initial data on our polymer photonics slot waveguide modulators fabricated at commercial foundries demonstrated extremely high performance suitable for the hyperscaler and fiber optics markets. The tested polymer photonic slot chip had less than 1-millimeter square footprint, enabling the possibility of sophisticated PIC architecture designs on a single silicon substrate. In addition, the waveguide structure was a fraction of the length of a typical inorganic-based silicon photonics modulator waveguide and is suitable to be used as an engine for state-of-the-art pluggable transceiver modules such as the OSFP and the QSFP-DD.

With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide, the test modulators demonstrated very low operating voltage. Initial speeds exceeded 70GHz in the telecom, 1550 nanometer frequency band, and there were devices that exceeded over 100GHz 3dB bandwidth.

We are also continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with a partner that has advanced device design capabilities using Plasmonic technologies. Some of these devices demonstrated performance levels that exceeded 250GHz in 2022.

Our Long-Term Device Development Goal - Multichannel Polymer Photonic Integrated Circuit (P2IC™)

Our P2IC™ platform is positioned to address markets with aggregated data rates of 100 Gbps, 400 Gbps, 800 Gbps and beyond. Our P2IC™ platform will contain several photonic devices that may include, over and above polymer-based modulators, photonic devices such as lasers, multiplexers, demultiplexers, detectors, fiber couplers.

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps, 800 Gbps, 1600Gbps and beyond fiber optic transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based modulators to 100 Gbaud based modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multichannel P2IC™ platform that spans 100 Gbps, 400 Gbps, 800 Gbps, 1.6Tbps (or 1600Gbps), and a scaling philosophy that will grow to 3.2Tbps line rates.

We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only needs to achieve 80GHz bandwidth. During ECOC 2019, we showed environmental stability. We continue to develop our polymer materials and device designs to optimize additional metrics. We are now optimizing the device parameters for very low voltage operation. At the ECOC 2022 conference we demonstrated two different world record performances using polymer slot based modulators.

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

Multi-Channel Optical Modem

The availability of low-cost electro-optic modulators will enable low-cost multichannel optical modems that will use many wavelengths in parallel and employ high efficiency modulation techniques such as QAM (quadrature amplitude modulation). Such modems would enable an order of magnitude increase in the Internet capacity of legacy fiber. Our Company is in the early feasibility stage of such a multichannel optical modem.

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

In the below figure that discusses hybrid PICs, it can be seen in red that the incumbent technology for PICs is InP. InP can provide a number of devices and opportunities in both electronics as well as photonics. InP main weakness from a function standpoint is that although it can provide HFETs, JFETs, bipolar electronic devices, it has not been able to successfully penetrate LSI, VLSI, or ULSI etc., with digital IC circuitry. Chips such as ASICs and DSPs are not practically available with the InP platform – mostly due to advancement in electronic transistor design, and also through limited maturity in large format wafer manufacturing. Today the majority of InP fabrication is based on 4” or 100mm wafers, and only in the past two years have folks been seriously looking at 6” or 150mm InP wafer infrastructure. From the photonics standpoint, there are very good reasons why InP is the incumbent technology – it provides world class performance in lasers, modulators, simple electronics such as drivers and TIAs (transimpedance amplifiers), as well as highly performing active and passive devices such as SOAs, waveguides, spot-size converters, and mux/demux blocks such as AWG and Eschelle gratings.

Hybrid PICs increase performance...

LIGHTWAVE

New hybrid PICs

Incumbent ***Incumbent***

Limited attributes

Indium Phosphide
Silicon Photonics
Hybrid PICs
All InP
All SiPh
Polymer, dielectrics
(Additive to SiPh or InP)
InP laser ✓
InP passives ✓
InP modulator ✓ (limited)
InP electronics ✓ (limited)
Dielectric AWGs etc
(high performance)
Polymer modulator
(fast, low power)
Si laser
SiP passives ✓
Si modulator (limited)
Si electronics ✓

Limited attributes

Hybrid solutions

Hybrid PICs can boost performance of PICs

Source: LWLG

NASDAQ: LWLG • 14

Over the past decade, the rise of silicon-based photonics has accelerated quickly (as can be seen in green in the Figure). Silicon has a huge history in electronics, and it’s been said by many that if the existing infrastructure could be utilized effectively, then the cost of producing photonics with similar fabrication, design, testing, and simulation tools, would become competitive with the current incumbent technology: InP. As can be seen by the figure, silicon is capable of handling many photonics devices in addition to all electronic functionality with CMOS and BiCMOS based technologies. The only photonic device that remains impossible (at least for the time being) is the emitter or laser where light is generated. This has spawned a new segment for silicon photonics (SiPh) where engineers and scientists have developed creative ways to implement InP into device, wafer, and epi-designs that are silicon based. These solutions are typically referred to as heterogeneous solutions or Hybrid PICs where both InP and silicon are utilized to create PIC platforms with emitter or laser-based functionality.

While the red area of the Figure represents the incumbent technology InP, the green areas, Silicon Photonics, the middle areas that are shaded yellow represent PIC based technologies that can utilize either III-V compound semiconductor platforms such as InP, GaAs, even GaN, as well as silicon platforms such as silicon wafers, and various combinations of silicon-based materials such as SOI (silicon on insulator), SiGe etc. The yellow areas are represented by both polymers and dielectric materials that can be deposited onto either silicon or III-V material wafers. These combinations of technology allow flexibility in PIC designs where both polymers and dielectrics can provide a multitude of active and passive photonic devices such as: waveguides (W/G), spot size converters (SSC), modulators (such as Mach Zehnder and slot types), multipliers and demultipliers (Mux/Demux variants such as AWGs, MMI, and Echelle gratings). The interesting part of the polymer and dielectric technology is that combinations of active and passive devices can be mixed and matched with either III-V compound devices as well as silicon based, heterogeneous based devices to design more effective and efficient PICs. For polymers, very low voltage can be utilized for low cost, low power consumption, very high-speed modulators that can be deposited onto a semiconductor platform. For dielectric photonics, very low temperature sensitivity mux/demux devices (such as athermal designs) can be deposited onto a semiconductor platform. As can be seen from the Figure, polymer and dielectric technology suffers from that the fact that high density ICs and laser-based emitters are not available but could be integrated with the appropriate designs for the PIC with III-V compound semiconductors and/or silicon-based technology that have both DSP/ASIC type circuits and laser emitters.

PIC technologies have a number various and broad applications as can be seen by the Figure below and highlighted in green. In this Figure applications range from fiber optic communications (green lines), to other market verticals such as: display/ projection display, automotive/LIDAR for self-driving vehicles, optical sensing/3D, bio-photonic sensing, medical, instrumentation etc. .Market TAMs are forecasted over the next decade with estimations for the opportunities for PICs.

Our initial target markets: fiber communications

LIGHTWAVE

Photonics applications	Photonics components market 2030*	Optical Transceivers * TAM (2022)	Optical Transceivers * TAM (2030)	Partner type	Opportunity for Integrated Photonics (PICs) (Polymer, SiPh, InP)
Fiber comms	~$60-80B	$7B	~$40-60B	Foundry, OEM/CM (TxRx)	Existing/very strong growth
HPC/compute/AI	~$10-20B	$1B	~$10-15B	Foundry, OEM/CM (TxRx)	Existing/very strong growth
DCI/datacenter	~$20-30B	$9B	~$20-30B	Foundry, OEM/CM (TxRx)	Existing/strong growth
5G systems/back haul/RF	~$5-10B	~$1-2B	~$4-8B	Foundry, OEM/CM (TxRx)	Existing/strong growth
Display/project	~$10-20B	<$1B	~$5-15B	Foundry, OEM/CM (panel)	High-volume/strong forecast
Automotive (LIDAR)	~$30-50B	~$1-2B	~$20-30B	Foundry, OEM/CM (LIDAR)	High-volume & very strong forecast
Optical sensing/3D	~$4-10B	~$1-2B	~$2-5B	Foundry, OEM/CM (sensor)	High-volume & solid forecast
Bio-photonic sensing	~$2-5B	<$1B	~$2-3B	Foundry, OEM/CM	Strong forecast
Medical	~$5-10B	<$1B	~$5-8B	Foundry, OEM/CM	Strong forecast
Instrumentation	~$2-3B	<$1B	~$1-2B	Foundry, OEM/CM	Strong forecast

*Sources: *Lightwave Logic (LWLG) estimates using market research data*

NASDAQ: LWLG • 16

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

The supply chain for the PIC industry starts with the wafer development and continues through epitaxial growth, device fabrication, optical sub-assembly, module or transceiver builds, and sub-systems which are implemented into optical networking applications. Within these supply chain segments, several combinations of technology can be utilized. For example, CMOS IC circuits can be fabricated onto silicon wafers together with silicon photonics, heterogeneous solutions, that could have the advantage of polymer active devices, and dielectric passive devices on board. InP may be combined with polymer photonics to house on-board or on-wafer emitters to source light for the optical signaling with modulators. Included in the wafers can be combinations of electrical and optical circuitry. Electrical circuitry is usually set up as both as single as well as multilevel interconnects. Optical circuitry is usually set up as a waveguide or optical layer as part of the device fabrication design. PICs can interconnect electrical devices with photonic devices, and also increase chip functionality through the use of electrical and optical active and passive device solutions. Polymer technologies can provide active device function through for example Mach Zehnder modulators, as well as providing passive device function with waveguides, multipliers, and demultipliers.

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. While there are no major multi-national companies that compete directly with us on electro-polymers, there are other companies that do manufacture optical modulators. These companies that have incumbent optical modulators using semiconductors include: Lumentum, Broadcom, Intel, Ciena, Fujitsu, and Coherent. These companies are heavily invested in the production of crystalline-based semiconductor electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

Smaller companies that compete with us on optical modulators using new and novel technologies include: Hyperlite (who are developing thin film lithium niobate (TFLN) and Lumiphase (who are developing Barium Titanate or BTO).

Our Plan to Compete

We believe that as our organic polymer technology gains industry acceptance, we will be poised to obtain a significant portion of the component manufacturing market and have our technology become ubiquitous. Electro-optic polymers demonstrate several advantages over other technologies, such as inorganic-based technologies, due to their reduced manufacturing and processing costs, higher performance, and lower power requirements. Our patented organic polymers and future electro-optic photonic devices have demonstrated significant stability advantages over our known competitor’s materials.

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

Employees and Human Capital

We currently have 21 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 9 additional full-time employees in 2023.

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

Available Information

We maintain a website at www.lightwavelogic.com. We make available on our website under “Investors” – “Financial & Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this Report on Form 10-K or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investors” – “Corporate Governance”, free of charge, our Audit Committee Charter, Compensation Committee Charter, Nominating And Corporate Governance Committee Charter, Operations Committee Charter and Code of Ethics and Business Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

Item 1A.	Risk Factors.

Investing in our common stock is risky. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following risk factors in evaluating our business and us. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also significantly impair our business operations and could result in a complete loss of your investment.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $17,230,480 for the year ended December 31, 2022, $18,631,381 for the year ended December 31, 2021 and $6,715,564 for the year ended December 31, 2020. We anticipate that we will continue to incur operating losses through at least 2023.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through April 2024; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the purchase agreement for $33 million we entered into with Lincoln Park Capital Fund, LLC (“Lincoln Park”) on October 4, 2021 (the “2021 Purchase Agreement”); (ii) the purchase agreement for up to $30 million we entered into with Lincoln Park on February 28, 2023 (the "2023 Purchase Agreement”); and (iii) the sales agreement for up to $35 million we entered into with Roth Capital Partners, LLC (“Roth Capital”) on December 9, 2022 (the “Roth Sales Agreement”); we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $2,126,557 million that is available to our Company pursuant to the 2021 Purchase Agreement with Lincoln Park, $30 million that is available to our Company pursuant to the 2023 Purchase Agreement with Lincoln Park, and $35 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

We may grow our business through strategic acquisitions and investments, and we are actively evaluating acquisitions and strategic investments in businesses, products or technologies that we believe could complement or expand our product offering, create and/or expand a client base, enhance our technical capabilities or otherwise offer growth or cost-saving opportunities. From time to time, we may enter into letters of intent with companies with which we are negotiating potential acquisitions or investments or as to which we are conducting due diligence. Although we are currently not a party to any binding material definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could materially decrease the amount of our available cash or require us to seek additional equity or debt financing. We have limited experience in successfully acquiring and integrating businesses, products and technologies. We may not be successful in negotiating the terms of any potential acquisition, conducting thorough due diligence, financing the acquisition or effectively integrating the acquired business, product or technology into our existing business and operations. Our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices, or employee or customer issues.

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

As of December 31, 2022, we have outstanding options and warrants to purchase an aggregate of 8,073,173 shares of our common stock at exercise prices ranging from $0.51 - $16.81 per share with a weighted average exercise price of $1.91 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the 2021 Purchase Agreement with Lincoln Park, the 2023 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The trading price of our common stock has been, and may continue to be, volatile, and the value of our common stock may decline. This volatility, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

Our common stock may be subject to continued volatility. During the past 52 weeks, the share price for our common stock ranged from a low of $3.91 to high of $13.59. We cannot assure you that the market price for our common stock will be less volatile or will remain at its current level. A decrease in the market price for our shares could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors, many of which are beyond our control, including:

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

If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants or pursuant to the 2021 Purchase Agreement with Lincoln Park, the 2023 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

The trading market for most listed companies’ securities depends in part on the research and reports that securities or industry analysts publish about them or their business. We currently have no independent research analysts that cover our stock and we may not obtain research coverage by securities and industry analysts until our products are commercialized and we obtain revenues, and there is no assurances that we will ever obtain independent research analysts coverage. If no securities or industry analysts commence coverage of us, the trading price for our common stock could be negatively affected. In the event any analyst who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

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

Our principal executive offices and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 13,420 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. On November 22, 2022, our Company entered into an amendment to our lease to obtain an additional 9,684 square feet of office and warehouse space with an expected commencement date of August 1, 2023. Our total annual base rent during 2023 is expected to be approximately $278,510.

Item 3.	Legal Proceedings.

We are not a party to any litigation of a material nature, nor are we aware of any threatened litigation of a material nature.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol LWLG.

Holders of Common Stock

On February 28, 2022, we had approximately 80 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

Dividend Policy

Our Company has never paid a cash dividend and has no present plans to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2022.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,285,173	$2.03	2,317,680
Equity compensation plans not approved by security holders(2)	788,000	$0.72	0
Total	8,073,173	$1.91	2,317,680

1.	Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 8,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.

2.	Comprised of common stock purchase warrants we issued for services.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Solactive EPIC Core Photonics USD Index NTR, over the same period. This graph assumes the investment of $100 on December 31, 2017 in our common stock, the NASDAQ Composite Index and the Solactive EPIC Core Photonics USD Index NTR and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 31, 2017 of $1.14 per share as the initial value of our common stock.

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

The above graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
April 6, 2022	Common Stock — 150,000 shares of common stock at $1.48 per share pursuant to a warrant exercise.
June 3, 2022	Common Stock — 25,000 shares of common stock at $.75 per share pursuant to a warrant exercise.
Oct 7, 2022	Common Stock — 25,000 shares of common stock at $.64 per share pursuant to a warrant exercise.
Oct 7, 2022	Common Stock — 25,000 shares of common stock at $.67 per share pursuant to a warrant exercise.
Dec 2, 2022	Common Stock — 125,000 shares of common stock at $.98 per share pursuant to a warrant exercise.

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

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following selected financial information is derived from our historical financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere within this Annual Report on Form 10-K and the "Forward-Looking Statements" explanation included elsewhere herein.

Overview

Lightwave Logic, Inc. is a development stage company moving toward commercialization of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and 3) Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2022, we continued to make advances in techniques to translate material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2022 we discussed the addition of several silicon-based foundry partners to help scale in volume our polymer modulator devices. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing and 3) Technology transfer to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous.

Our business strategy anticipates that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2IC™ technology
•	Develop proprietary intellectual property
•	Grow our commercial device development capabilities

•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

We expect our initial modulator products will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes. Our devices are highly linear, and can also enable the performance required to take advantage of more advance complex encoding schemes if required.

Capital Requirements

As a development stage company, we do not generate revenues. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of year ended December 31, 2022 to year ended December 31, 2021 and year ended December 31, 2021 to year ended December 31, 2020

Revenues

As a development stage company, we had no revenues during the years ended December 31, 2022, December 31, 2021 and December 31, 2020. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2022	December 31, 2021	Prior Year	Prior Year

Research and development	$12,805,374	$12,476,040	$329,334	3%
General and administrative	4,334,290	4,520,403	(186,113)	-4%
	$17,139,664	$16,996,443	$143,221	1%

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Research and development	$12,476,040	$4,590,545	$7,885,495	172%
General and administrative	4,520,403	2,009,429	2,510,974	125%
	$16,996,443	$6,599,974	$10,396,469	158%

Research and development expenses increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases in research and development non-cash stock option amortization, prototype device development expenses, research and development salary expenses, laboratory and wafer fabrication materials and supplies, research and development consulting expenses, depreciation and research and development travel expenses offset by a decrease in expense for cashless option exercises and research and development bonus expenses.

Research and development non-cash stock option amortization expenses increased by $3,732,646 in the year ended December 31, 2022, compared to the same period in 2021. Prototype device development expenses increased by $1,460,419 in the year ended December 31, 2022, compared to the same period in 2021. Research and development salary expenses increased by $617,627 in the year ended December 31, 2022, compared to the same period in 2021. Laboratory and wafer fabrication materials and supplies increased by $242,737 in the year ended December 31, 2022, compared to the same period in 2021. Research and development consulting expenses increased by $224,435 in the year ended December 31, 2022, compared to the same period in 2021. Depreciation expenses increased by $173,206 in the year ended December 31, 2022, compared to the same period in 2021. Research and development travel expenses increased by $147,136 in the year ended December 31, 2022, compared to the same period in 2021. The expense for research and development cashless option exercises decreased by $3,382,582 in the year ended December 31, 2022, compared to the same period in 2021. Research and development bonus expenses decreased by $3,003,169 in the year ended December 31, 2022, compared to the same period in 2021.

Research and development expenses increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to the research and development expense for cashless option exercises and increases in research and development bonus and salary expenses, prototype device development expenses, non-cash stock option and warrant amortization, laboratory and wafer fabrication materials and supplies, operations committee fees, depreciation and research and development travel expenses.

The research and development expense for cashless option exercises for the year ended December 31, 2021 were $3,490,324. There was no expense for cashless option exercises for the year ended December 31, 2020. Research and development bonus and salary expenses increased by $3,300,257 in the year ended December 31, 2021, compared to the same period in 2020 primarily for bonus expenses. Prototype device development expenses increased by $368,483 in the year ended December 31, 2021, compared to the same period in 2020. Non-cash stock option and warrant amortization expenses increased by $349,059 in the year ended December 31, 2021, compared to the same period in 2020. Laboratory and wafer fabrication materials and supplies increased by $128,481 in the year ended December 31, 2021, compared to the same period in 2020. Depreciation expenses increased by $92,404 in the year ended December 31, 2021, compared to the same period in 2020. Research and development travel expenses increased by $41,741 in the year ended December 31, 2021, compared to the same period in 2020.

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

General and administrative expenses decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to decreases in general and administrative bonus and salary expenses and general and administrative expense for cashless option exercises offset by increases general and administrative non-cash stock option amortization, legal expenses, director fees, insurance and general and administrative travel expenses.

General and administrative bonus and salary expenses decreased by $2,054,916 in the year ended December 31, 2022, compared to the same period in 2021 primarily for bonus expenses in the year ended December 31, 2021. The expense for general and administrative cashless option exercises decreased by $170,137 in the year ended December 31, 2022, compared to the same period in 2021. General and administrative non-cash stock option amortization increased by $1,138,708 in the year ended December 31, 2022, compared to the same period in 2021. Legal expenses increased by $417,624 in the year ended December 31, 2022, compared to the same period in 2021. Director fees increased by $149,750 in the year ended December 31, 2022, compared to the same period in 2021. Insurance expenses increased by $136,771 in the year ended December 31, 2022, compared to the same period in 2021. General and administrative travel expenses increased by $75,652 in the year ended December 31, 2022, compared to the same period in 2021.

General and administrative expenses increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to general and administrative bonus expenses, general and administrative expense for cashless option exercises and increases in investor expenses, general and administrative consulting fees, non-cash stock option amortization, legal fees, general and administrative travel expenses and director and officer insurance.

General and administrative bonus and salary expenses increased by $2,015,959 in the year ended December 31, 2021, compared to the same period in 2020 primarily for bonus expenses. The general and administrative expense for cashless option exercises for the year ended December 31, 2021 were $182,501. There was no expense for cashless option exercises for the year ended December 31, 2020. Investor expenses increased by $108,341 in the year ended December 31, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. Compensation consulting expenses increased by $53,500 in the year ended December 31, 2021, compared to the same period in 2020. Non-cash stock option amortization expenses increased by $49,739 in the year ended December 31, 2021, compared to the same period in 2020. Legal expenses increased by $44,718 in the year ended December 31, 2021, compared to the same period in 2020 primarily for the expenses to uplist the Company to the Nasdaq Capital Market. General and administrative travel expenses increased by $33,260 in the year ended December 31, 2021, compared to the same period in 2020. Director and officer insurance increased by $32,390 in the year ended December 31, 2021, compared to the same period in 2020.

Other Income (Expense)

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2022	December 31, 2021	Prior Year	Prior Year

Other Income/(Expense)	$(90,816)	$(1,634,938)	$1,544,122	-94%

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Other Income/(Expense)	$(1,634,938)	$(115,590)	$(1,519,348)	1314%

Other income (expenses) decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $1,849,755 offset by the forgiveness by the Small Business Administration during 2021 of a loan funding from the Paycheck Protection Program n the amount of $410,700.

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

Net Loss

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2022	December 31, 2021	Prior Year	Prior Year

Net Loss	$17,230,480	$18,631,381	$(1,400,901)	-8%

	For the	For the		Percent
	Year Ending	Year Ending	Change from	Change from
	December 31, 2021	December 31, 2020	Prior Year	Prior Year

Net Loss	$18,631,381	$6,715,564	$11,915,817	177%

Net loss was $17,230,480 and $18,631,381 for the year ended December 31, 2022 and 2021, respectively, for a decrease of $1,400,901 due primarily to decreases in expense for cashless option exercises, bonus expenses and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement offset by increases in non-cash stock option amortization, prototype device development expenses, research and development salary expenses, legal expenses, the forgiveness by the Small Business Administration during 2021 of a loan funding from the Paycheck Protection Program, laboratory and wafer fabrication materials and supplies, research and development consulting fees, travel expenses, depreciation, director fees and insurance expenses.

Net loss was $18,631,381 and $6,715,564 for the year ended December 31, 2021 and 2020, respectively, for an increase of $11,915,817, due primarily to bonus and salary expenses, the expense for cashless option exercises and increases in commitment fee, non-cash stock option and warrant amortization, prototype device development expenses, laboratory and wafer fabrication materials and supplies, investor expenses, operations committee fees, depreciation, compensation consulting fees, travel expenses, legal expenses and director and officer insurance.

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

Liquidity and Capital Resources

Our primary source of operating cash inflows was proceeds from the sale of common stock to Lincoln Park, an institutional investor, pursuant to purchase agreements with Lincoln Park (the institutional investor) as described in Note 10 to the Financial Statements and proceeds received pursuant to the exercise of options and warrants.

All of the registered shares under the January 21, 2019 purchase agreement with Lincoln Park have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, our Company entered into the 2021 Purchase Agreement to sell up to $33 million of common stock over a 36-month period, with $2,126,557 remaining on the 2021 Purchase Agreement as of the date of this filing. On February 28, 2023, our Company entered into the 2023 Purchase Agreement to sell up to $30 million of common stock over a 36-month period, with $30 remaining on the 2023 Purchase Agreement as of the date of this filing, and on December 9, 2022, our Company entered into the Roth Sales Agreement with Roth Capital, as sales agent, whereby pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $35 million remains available to our Company pursuant to the Roth Sales Agreement.

During the year ended December 31, 2022, the Company received $12,775,268 in proceeds pursuant to the 2021 purchase agreement with the institutional investor and $653,895 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2021, the Company received $30,350,674 in proceeds pursuant to the purchase agreements with the institutional investor and $2,379,225 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2020, we received $5,173,300 in proceeds pursuant to the January 2019 purchase agreement with the institutional investor and $1,658,442 in proceeds from exercise of warrants. Additionally, on April 24, 2020, we received $410,700 in loan funding from the Paycheck Protection Program, as described in Note 8 to the Financial Statements. The loan was forgiven by the Small Business Administration in its entirety on January 22, 2021.

During the year ended December 31, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll and bonus, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers. During the year ended December 31, 2020, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,604,000 of expenditures per month over the next 12 months.

We expect the 2021 Purchase Agreement, the 2023 Purchase Agreement and the Roth Sales Agreement (all as more fully described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through April 2024 before we will be required to replenish our cash reserves pursuant to our 2021 Purchase Agreement, the 2022 Purchase Agreement or the Roth Sales Agreement. Our cash requirements are expected to increase at a rate consistent with our Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

We expect that our cash used in operations will continue to increase during 2023 and beyond as a result of the following planned activities:

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

2021 and 2023 Purchase Agreements - Lincoln Park

On October 4, 2021, our Company entered into the 2021 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $33 million of our common stock (subject to certain limitations) from time to time over a 36-month period. On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to each of the 2021 Purchase Agreement, and the 2023 Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with each of the applicable purchase agreements, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

There are no trading volume requirements or restrictions under either of the 2021 Purchase Agreement or the 2023 Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with each of the applicable purchase agreements. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in either of the purchase agreements.

Roth Sales Agreement – Roth Capital

On December 9, 2022, we entered into the Roth Sales Agreement with Roth Capital, as sales agent. Pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. Upon delivery of a placement notice based on our Company’s instructions and subject to the terms and conditions of the Roth Sales Agreement, Roth Capital may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of our Company. We are not obligated to make any sales of shares under the Roth Sales Agreement. The Company or Roth Capital may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Roth Capital will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We have agreed to pay Roth Capital commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Roth Sales Agreement.

The amount of proceeds we receive from the Roth Sales Agreement, if any, will depend upon the number of shares of our common stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares under or fully utilize the Roth Sales Agreement. Roth Capital is not required to sell any specific number of shares of our common stock under the Roth Sales Agreement. We intend to use net proceeds from the Roth Sales Agreement for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

We cannot assure you that we will meet the conditions of either of the purchase agreements with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock, and we cannot assure you that we will be able to sell any shares under or fully utilize the Roth Sales Agreement. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

Analysis of Cash Flows

For the year ended December 31, 2022

Net cash used in operating activities was $10,465,880 for the year ended December 31, 2022, primarily attributable to the net loss of $17,230,480 adjusted by $5,813,628 in options issued for services, $91,713 amortization of deferred compensation, $209,709 in common stock issued for services, $1,045,208 in depreciation expenses and patent amortization expenses, ($379,037) in prepaid expenses, ($135,661) in accounts payable, accrued bonuses and accrued expenses and $119,040 in cashless option exercise expense. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $2,209,722 for the year ended December 31, 2022, consisting of $260,415 in cost for intangibles, $1,307,187 in asset additions for the Colorado headquarter facility and labs and $642,120 in a loan issuance.

Net cash provided by financing activities was $13,345,141 for the year ended December 31, 2022 and consisted of $653,895 in proceeds from exercise of options and warrants, $12,775,268 in proceeds from resale of common stock to an institutional investor offset by $84,022 in cashless option exercise tax payments.

On December 31, 2022, our cash and cash equivalents totaled $24,102,151, our assets totaled $29,263,472, our liabilities totaled $1,710,449 and we had stockholders’ equity of $27,553,023.

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

On December 31, 2020, our cash and cash equivalents totaled $3,306,590, our assets totaled $7,366,778, our liabilities totaled $1,591,332 and we had stockholders’ equity of $5,775,446.

Contractual Obligations

See "Note 7–Commitments" of the notes to the financial statements contained elsewhere within this Annual Report on Form 10-K for a discussion of our operating lease for office and laboratory space.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2022, we had $24,102,151 million in cash and cash equivalents. For the purposes of this Item 7A. we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on "Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At December 31, 2022, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Morison Cogen LLP, the Company’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

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

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2022, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Restated Bylaws	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
4.1	Description of Registrant’s Securities	Filed herewith
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.6	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.7	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.8	Form of Director Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.9	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.10	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.11	Operations Committee Charter	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on August 15, 2016
10.12	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.13	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 31, 2021

10.14	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.15	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.16	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 20, 2016
10.17	2016 Equity Incentive Plan Amendment	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.18	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.19	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.20	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.21	Form of Restricted Stock Award Agreement -Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2022
10.22	Lease Agreement dated October 26, 2017	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.23	First Amendment to the October 26, 2017 Lease Agreement dated November 22, 2022	Filed herewith
10.24	Purchase Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
10.25	Registration Rights Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
10.26	Purchase Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Filed herewith
10.27	Registration Rights Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Filed herewith
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	March 1, 2023
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial Officer, Secretary, Director	March 1, 2023
James S. Marcelli

/s/ Ronald A. Bucchi	Director	March 1, 2023
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 1, 2023
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	March 1, 2023
Frederick J. Leonberger

/s/ Craig Ciesla	Director	March 1, 2023
Craig Ciesla

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

PCAOB ID Number 00536

Blue Bell, Pennsylvania

March 1, 2023

F-3

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,102,151	$23,432,612
Prepaid expenses and other current assets	611,345	232,308
Loan receivable	642,120	—
Total Current Assets	25,355,616	23,664,920

PROPERTY AND EQUIPMENT - NET	2,519,267	2,179,075

OTHER ASSETS
Intangible assets - net	1,030,335	848,133
Operating Lease - Right of Use - Building	358,254	536,447
TOTAL OTHER ASSETS	1,388,589	1,384,580

TOTAL ASSETS	$29,263,472	$27,228,575

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$791,671	$215,734
Accrued bonuses and accrued expenses	380,280	1,118,080
Accounts payable and accrued expenses - related parties	100,169	32,189
Deferred lease liability	41,778	41,778
Operating lease liability	190,125	178,192
TOTAL CURRENT LIABILITIES	1,504,023	1,585,973

LONG TERM LIABILITIES
Deferred lease liability	38,297	80,075
Operating lease liability	168,129	358,255
TOTAL LONG TERM LIABILITIES	206,426	438,330

TOTAL LIABILITIES	1,710,449	2,024,303

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 112,882,793 and 110,555,459 issued and outstanding at December 31, 2022 and December 31, 2021	112,883	110,556
Additional paid-in-capital	134,406,825	114,696,597
Deferred compensation	(133,324)	—
Accumulated deficit	(106,833,361)	(89,602,881)

TOTAL STOCKHOLDERS' EQUITY	27,553,023	25,204,272

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,263,472	$27,228,575

The accompanying notes are an integral part of these financial statements. F-4

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDING DECEMBER 31, 2022, 2021 AND 2020

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2022	December 31, 2021	December 31, 2020

NET SALES	$—	$—	$—

COST AND EXPENSE
Research and development	12,805,374	12,476,040	4,590,545
General and administrative	4,334,290	4,520,403	2,009,429
TOTAL COST AND EXPENSE	17,139,664	16,996,443	6,599,974

LOSS FROM OPERATIONS	(17,139,664)	(16,996,443)	(6,599,974)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	410,700	—
Interest income	91,659	13,826	776
Commitment fee	(209,709)	(2,059,464)	(116,366)
Other Income	27,234	—	—

NET LOSS	$(17,230,480)	$(18,631,381)	$(6,715,564)

LOSS PER SHARE
Basic	$(0.15)	$(0.18)	$(0.07)
Diluted	$(0.15)	$(0.18)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	111,814,926	105,223,959	91,859,025
Diluted	111,814,926	105,223,959	91,859,025

The accompanying notes are an integral part of these financial statements. F-5

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2022, 2021 AND 2020

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	1,625,000	1,625	12,773,643	—	—	12,775,268
Common stock issued for commitment shares	23,468	22	209,687	—	—	209,709
Exercise of options	302,950	303	257,592	—	—	257,895
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	350,000	350	395,650	—	—	396,000
Options issued for services	—	—	5,813,628	—	—	5,813,628
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Forfeiture restricted stock awards issued for future services	(5,180)	(5)	(49,982)	49,987	—	—
Deferred compensation	—	—	—	91,713	—	91,713
Net loss for the year ending December 31, 2022	—	—	—		(17,230,480)	(17,230,480)

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	9,290,011	9,291	30,341,383	—	—	30,350,674
Common stock issued for commitment shares	514,536	514	2,058,950	—	—	2,059,464
Exercise of options	2,046,250	2,046	1,948,829	—	—	1,950,875
Cashless exercise of 445,252 options	251,873	252	2,236,606	—	—	2,236,858
Exercise of warrants	677,000	677	427,673	—	—	428,350
Options issued for services	—	—	1,022,985	—	—	1,022,985
Warrants issued for services	—	—	11,001	—	—	11,001
Net loss for the year ending December 31, 2021	—	—	—	—	(18,631,381)	(18,631,381)

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2019	87,409,600	$87,410	$69,076,240	$—	$(64,255,936)	$4,907,714

Common stock issued to institutional investor	8,125,000	8,125	5,165,175	—	—	5,173,300
Common stock issued for commitment shares	168,137	168	116,198	—	—	116,366
Exercise of warrants	2,073,052	2,073	1,656,369	—	—	1,658,442
Options issued for services	—	—	539,414	—	—	539,414
Warrants issued for services	—	—	95,774	—	—	95,774
Net loss for the year ending December 31, 2020	—	—	—	—	(6,715,564)	(6,715,564)

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

The accompanying notes are an integral part of these financial statements. F-6

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2022, 2021 AND 2020

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2022	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,230,480)	$(18,631,381)	$(6,715,564)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	—	11,001	95,774
Stock options issued for services	5,813,628	1,022,985	539,414
Amortization of deferred compensation	91,713	—	—
Cashless option exercise	119,040	3,672,823	—
Common stock issued for services and fees	209,709	2,059,464	116,366
Depreciation and amortization of patents	1,045,208	878,520	784,419
Paycheck Protection Program loan forgiveness	—	(410,700)	—
Decrease (increase) in assets
Prepaid expenses and other current assets	(379,037)	334,877	(194,636)
Increase (decrease) in liabilities
Accounts payable	575,937	46,487	80,824
Accrued bonuses and accrued expenses	(737,800)	1,036,684	15,627
Accounts payable and accrued expenses-related parties	67,980	(17,608)	34,992
Deferred lease liability	(41,778)	(41,778)	(41,779)
Paycheck Protection Program advance	—	—	410,700

Net cash used in operating activities	(10,465,880)	(10,038,626)	(4,873,863)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(260,415)	(18,649)	(59,923)
Purchase of property and equipment	(1,307,187)	(1,097,530)	(158,061)
Issuance of loan	(642,120)	—	—

Net cash used in investing activities	(2,209,722)	(1,116,179)	(217,984)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	653,895	2,379,225	1,658,442
Cashless option exercise tax payments	(84,022)	(1,435,965)	—
Issuance of common stock, institutional investor	12,775,268	30,350,674	5,173,300
Repayment of equipment purchase payable	—	(13,107)	(669,649)

Net cash provided by financing activities	13,345,141	31,280,827	6,162,093

NET INCREASE IN CASH AND CASH EQUIVALENTS	669,539	20,126,022	1,070,246

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	23,432,612	3,306,590	2,236,344

CASH AND CASH EQUIVALENTS - END OF YEAR	$24,102,151	$23,432,612	$3,306,590

The accompanying notes are an integral part of these financial statements. F-7

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2022, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

DECEMBER 31, 2022, 2021 AND 2020

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

For product sales, revenue will be recognized at a point in time when the product is shipped or is delivered to the customer’s location. For services performed, revenue will be recognized at a point in time when the service is performed. However, for certain contracts, revenue will be recognized over time as the customer simultaneously receives and consumes the benefits of performance as the Company performs the service. For license agreements, each contract will be reviewed to determine the portion of the revenue recognition at the point in time that the license is transferred to the customer and the portion of the revenue recognition to be recognized over time.

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

DECEMBER 31, 2022, 2021 AND 2020

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

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2022, 2021 and 2020, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements

As of December 31, 2022 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,604,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through April 2024. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $1,720,750 in January and February 2023 and a remaining available amount of $2,126,557 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2022	December 31, 2021

Insurance	$218,767	$123,877
License	94,195	38,865
Legal	83,941	—
Deposit for equipment	59,850	—
Other	45,675	33,041
Prototype devices	40,473	—
Rent	36,525	36,525
Investor relations	18,250	—
Loan interest receivable	13,669	—

Prepaid expenses and other current assets	$611,345	$232,308

NOTE 4 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023. The Company recorded $13,375 of interest income for the year ended December 31, 2022. The exchange rates used for the conversion of the EUR denominated loan are the December 31, 2022 reporting period end date exchange rate for the loan principal resulting in a balance of $642,120 and interest receivable resulting in a balance of $13,669 and the average exchange rate for the period ending December 31, 2022 for interest income.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2022	December 31, 2021

Office equipment	$119,404	$95,516
Lab equipment	6,234,777	4,952,933
Furniture	33,128	33,128
Leasehold improvements	184,843	254,350
	6,572,152	5,335,927
Less: Accumulated depreciation	4,052,885	3,156,852

	$2,519,267	$2,179,075

Depreciation expense for the years ending December 31, 2022, 2021 and 2020 was $966,995, $792,004 and $701,015. During the year ending December 31, 2022, the Company retired $70,963 of leasehold improvements. During the years ended December 31, 2021 and 2020, the Company did not sell or retire property and equipment.

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

Intangible assets consist of the following:

	December 31, 2022	December 31, 2021

Patents	$1,606,064	$1,345,649
Less: Accumulated amortization	575,729	497,516

Intangible assets - net	$1,030,335	$848,133

Amortization expense for the years ending December 31, 2022, 2021 and 2020 was $78,213, $86,516 and $83,404. There were no patent costs written off for the years ended December 31, 2022, 2021 and 2020.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 7 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, laboratory and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months. This extension did not require a lease modification as the additional option period was included in the original computation as of January 1, 2019. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,524 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease. On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord. The consideration of $260,000 was received on November 1, 2017.

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space. The Amended Lease is contingent upon the landlord entering into a written agreement with the existing tenant occupying the expanded premise (“the Existing Tenant Lease Termination”) to terminate its lease prior to the expiration date thereof, and to surrender the expansion premises to the landlord. The term of the Amended Lease is one hundred twenty (120) months, with an effective date estimated to be August 1, 2023 or earlier if the existing tenant terminates its lease prior to that date. Base rent through October 31, 2023 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. Commencing on the effective date, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $38,736 to be used solely for the cost of renovations to the additional lease premises. As of December, 31, 2022, the landlord did not enter into the Existing Tenant Lease Termination. As a result, the Company did not capitalize the present value of the minimum lease payments under the Amended Lease.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 7 – COMMITMENTS (CONTINUED)

The Company is obligated under an operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2023	$213,781
2024	182,624
Total operating lease obligation	396,405
Less discounted interest	(38,151)

TOTAL	$358,254

Rent expense totaling $138,394 and $46,132 is included in research and development and general and administrative expenses for the year ended December 31, 2022. Rent expense totaling $134,243 and $44,747 is included in research and development and general and administrative expenses for the year ended December 31, 2021. Rent expense totaling $129,806 and $43,269 is included in research and development and general and administrative expenses for the year ended December 31, 2020.

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

NOTE 9 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2022	2021	2020

Current	$—	$—	$—
Deferred	(5,071,000)	(3,692,000)	(1,972,000)
Change in valuation allowance	5,071,000	3,692,000	1,972,000

Total	$—	$—	$—

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 9 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(3,618,000)	(21)	$(3,913,000)	(21)	$(1,544,000)	(21)
State tax benefit, net of federal tax effect	(784,000)	(4)	(838,000)	(4)	(441,000)	(6)
Federal deduction net of tax	35,000	—	38,000	—	—	—
Tax exempt income	—	—	(111,000)	(1)	—	—
Non-deductible share-based compensation	1,430,000	8	899,000	5	13,000	—
Exercised share based compensation	(2,981,000)	(17)	—	—	—	—
Other	847,000	5	233,000	1
Change in valuation allowance	5,071,000	29	3,692,000	20	1,972,000	27
	$—	—	$—	—	$—	—

The components of deferred tax assets as of December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020

Deferred tax asset for NOL carryforwards	$23,930,000	$19,966,000	$15,338,000
Share-based compensation	2,451,000	1,242,000	2,178,000
Other	(102,000)	—	—
Valuation allowance	(26,279,000)	(21,208,000)	(17,516,000)

Total	$—	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2022, 2021 and 2020 was $26,279,000, $21,208,000 and $17,516,000, respectively. The change in the total valuation for the year ended December 31, 2022 was an increase of $5,071,000, for the year ended December 31, 2021 was an increase of $3,692,000 and for the year ended December 31, 2020 was an increase of $1,972,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $97,297,000 and is comprised of net operating losses in the amount of approximately $38,275,000 recorded in tax years beginning prior to January 1, 2018 expiring through the year ending December 31, 2038 and net operating losses recorded in tax years beginning January 1, 2018 and after in the amount of approximately $59,022,000 which are allowed for an indefinite carryforward period but may be subject to limitations. This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2022, the Company had no unrecognized tax benefits and no charge during 2022, and accordingly, the Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2022.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through December 30, 2022, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the year ending December 30, 2022, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of December 31, 2022.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED

Common Stock Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through December 31, 2022, the institutional investor purchased 2,852,511 shares of common stock for proceeds of $29,152,692 and the Company issued 53,554 shares of common stock as additional commitment fee, valued at $656,372, fair value, leaving 7,069 in reserve for additional commitment fees. During the year ending December 31, 2022, pursuant to the purchase agreement, the institutional investor purchased 1,625,000 shares of common stock for proceeds of $12,775,268 and the Company issued 23,468 shares of common stock as additional commitment fee, valued at $209,709, fair value. During January and February 2023, pursuant to the purchase agreement, the institutional investor purchased 300,000 shares of common stock for proceeds of $1,720,750 and the Company issued 3,161 shares of common stock as additional commitment fee, valued at $19,377, fair value, leaving 3,908 in reserve for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent will be entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell.

NOTE 11 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company. The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2022, options to purchase 2,895,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. As of December 31, 2022, options to purchase 4,390,173 shares of common stock have been issued and are outstanding and 28,500 restricted shares of common stock have been granted, 5,180 have been forfeited and 13,816 are non-vested. As of December 31, 2022, 2,317,680 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2022: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 74.7% to 76.4%, risk-free interest rate between 1.87% to 3.84% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options. The Black-Scholes option pricing model assumptions for 2021 are as follows: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.4% to 77.1%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years. The Black-Scholes option pricing model assumptions for 2020 are as follows: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 64% to 78%, risk-free interest rate between 0.30% to 1.82% and expected option life of 4.6 to 10 years.

As of December 31, 2022, there was $1,623,565 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2024.

Share-based compensation was recognized as follows:

	2022	2021	2020

2007 Employee Stock Option Plan	$—	$—	$—
2016 Equity Incentive Plan	5,813,628	1,022,985	539,414
2016 Equity Incentive Plan restricted stock awards	91,713	—	—
Warrants	—	11,001	95,774

Total share-based compensation	$5,905,341	$1,033,986	$635,188

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2022, 2021 and 2020:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2019	16,302,517	$0.57 - $1.69	$0.85

Granted	647,500	$0.51 - $0.86	$0.76
Expired	(4,845,715)	$0.80 - $1.02	$0.86
Forfeited	(8,750)	$1.10	$1.10
Exercised	(2,073,052)	$0.80	$0.80

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.85

Granted	1,061,000	$1.27 - $16.81	$2.32
Forfeited	(28,750)	$0.64 - $0.86	$0.82
Exercised	(3,168,502)	$0.60 - $1.50	$0.88

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Granted	884,500	$5.81 - $10.86	$9.18
Expired	(25,000)	$1.69	$1.69
Forfeited	(15,250)	$1.46 - $7.53	$5.71
Exercised	(657,325)	$0.64 - $5.81	$1.00

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Exercisable, December 31, 2022	7,743,176	$0.51 - $16.81	$1.69

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2022 was $24,110,353. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $4.31 for the Company’s common stock on December 31, 2022. During the year ending December 31, 2022, 302,950 options were exercised for proceeds of $257,895 and 4,375 options were exercised via cashless method. During the year ending December 31, 2022, 350,000 warrants were exercised for proceeds of $396,000. During the year ending December 31, 2021, 2,046,250 options were exercised for proceeds of $1,950,875. During the year ending December 31, 2021, 677,000 warrants were exercised for proceeds of $428,350 and 445,252 options were exercised via cashless method. No options were exercised during 2020. During the year ending December 31, 2020, 2,073,052 warrants were exercised for proceeds of $1,658,442.

Non-Qualified Stock Options and Warrants Outstanding
	Number Outstanding	Weighted Average	Weighted Average
Range of	Currently Exercisable	Remaining	Exercise Price of Options and
Exercise Prices	at December 31, 2022	Contractual Life	Warrants Currently Exercisable

$0.51 - $16.81	77,43,176	4.8 Years	$1.69

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the year ending December 31, 2022, 2021 and 2020 are as follows:

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

	Restricted Stock Awards
	Year ended
	December 31, 2022		December 31, 2021		December 31, 2020

		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Shares	Value per Share	Shares	Value per Share	Shares	Value per Share

Non-vested, beginning of period	—	$—	—	$—	—	$—

Granted	28,500	9.65	—	—	—	—
Vested	(9,504)	9.65	—	—	—	—
Cancelled and forfeited	(5,180)	9.65	—	—	—	—

Non-vested, end of period	13,816	$9.65	—	$—	—	$—

NOTE 12 – RELATED PARTY

At December 31, 2022 the Company had a legal accrual to a related party of $60,577, fees and consulting expense accruals of advisory board members in the amount of $18,000, fees to directors in the amount of $13,500, travel and office expense accruals of officers in the amount of $4,859 and accounting service fee accrual and expense reimbursement to related parties of $3,233. At December 31, 2021 the Company had office expense accruals of officers in the amount of $24,000, a legal accrual to related party of $6,130 and accounting service fee accrual and expense reimbursements to related parties of $2,059.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $57,126 was charged to expense and accrued for the year ending December 31, 2022 to all eligible non-executive participants. A contribution of $53,035 was charged to expense and accrued for the year ending December 31, 2021 to all eligible non-executive participants. A contribution of $53,832 was charged to expense and accrued for the year ending December 31, 2020 to all eligible non-executive participants.

NOTE 14 – SUBSEQUENT EVENTS

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the institutional investor has agreed to purchase $3,000,000 of shares upon commencement.