Form 10-Q
period 2023-03-31
Lightwave Logic, Inc.
filed 2023-05-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2023 was 114,410,947.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: inability to generate revenue or to manage growth; lack of available funding; lack of a market for or market acceptance of our products; competition from third parties; general economic and business conditions; intellectual property rights of third parties; changes in the price of our stock and dilution;  regulatory constraints and potential legal liability;  ability to maintain effective internal controls; security breaches, cybersecurity attacks and other significant disruptions in our information technology systems; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns and qualification of new customers; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; the novel coronavirus (“COVID-19”) and its potential impact on our business; other risks to which our Company is subject; and  other factors beyond the Company’s control.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,168,214	$24,102,151
Prepaid expenses and other current assets	703,198	611,345
Loan receivable	—	642,120
TOTAL CURRENT ASSETS	26,871,412	25,355,616

PROPERTY AND EQUIPMENT - NET	2,509,395	2,519,267

OTHER ASSETS
Intangible assets - net	1,117,459	1,030,335
Operating Lease - Right of Use - Building	311,873	358,254
TOTAL OTHER ASSETS	1,429,332	1,388,589

TOTAL ASSETS	$30,810,139	$29,263,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$364,539	$791,671
Accrued bonuses and accrued expenses	132,129	380,280
Accounts payable and accrued expenses - related parties	98,802	100,169
Deferred lease liability	41,778	41,778
Operating lease liability	193,232	190,125
TOTAL CURRENT LIABILITIES	830,480	1,504,023

LONG TERM LIABILITIES
Deferred lease liability	27,852	38,297
Operating lease liability	118,641	168,129
TOTAL LONG TERM LIABILITIES	146,493	206,426

TOTAL LIABILITIES	976,973	1,710,449

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 114,103,523 and 112,882,793 issued and outstanding at March 31, 2023 and December 31, 2022	114,104	112,883
Additional paid-in-capital	142,608,263	134,406,825
Deferred compensation	(579,822)	(133,324)
Accumulated deficit	(112,309,379)	(106,833,361)

TOTAL STOCKHOLDERS' EQUITY	29,833,166	27,553,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,810,139	$29,263,472

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2023	March 31, 2022

NET SALES	$—	$—

COST AND EXPENSE
Research and development	3,799,707	2,625,138
General and administrative	1,360,170	885,430
TOTAL COST AND EXPENSE	5,159,877	3,510,568

LOSS FROM OPERATIONS	(5,159,877)	(3,510,568)

OTHER INCOME (EXPENSE)
Interest income	53,287	15,020
Commitment fee	(361,694)	(60,213)
Other Expense	(7,734)	—

NET LOSS	$(5,476,018)	$(3,555,761)

LOSS PER SHARE
Basic	$(0.05)	$(0.03)
Diluted	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	113,270,655	110,889,453
Diluted	113,270,655	110,889,453

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	1,020,455	1,020	5,498,357	—	—	5,499,377
Common stock issued for commitment shares	65,659	66	361,628	—	—	361,694
Exercise of options	10,000	10	6,990	—	—	7,000
Exercise of warrants	25,000	25	18,725	—	—	18,750
Options issued for services	—	—	1,795,842	—	—	1,795,842
Restricted stock awards issued for future services	99,616	100	519,896	(519,996)	—	—
Deferred compensation	—	—	—	73,498	—	73,498
Net loss for the three months ending March 31, 2023	—	—	—	—	(5,476,018)	(5,476,018)

BALANCE AT MARCH 31, 2023 (UNAUDITED)	114,103,523	$114,104	$142,608,263	$(579,822)	$(112,309,379)	$29,833,166

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	475,000	475	3,686,342	—	—	3,686,817
Common stock issued for commitment shares	6,773	7	60,206	—	—	60,213
Exercise of options	30,000	30	26,820	—	—	26,850
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Options issued for services	—	—	1,338,932	—	—	1,338,932
Restricted stock awards issued for future services	28,500	28	274,996	(275,024)	—	—
Deferred compensation	—	—	—	22,930	—	22,930
Net loss for the three months ending March 31, 2022	—	—	—	—	(3,555,761)	(3,555,761)

BALANCE AT MARCH 31, 2022 (UNAUDITED)	111,098,328	$111,099	$120,118,908	$(252,094)	$(93,158,642)	$26,819,271

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,476,018)	$(3,555,761)
Adjustment to reconcile net loss to net cash used in operating activities
Stock options issued for services	1,795,842	1,338,932
Amortization of deferred charges	73,498	22,930
Cashless option exercise	—	76,115
Common stock issued for services and fees	361,694	60,213
Depreciation and amortization of patents	275,276	244,168
Amortization of right of use asset	46,381	43,471
(Increase) decrease in assets
Prepaid expenses and other current assets	(91,853)	18,090
Increase (decrease) in liabilities
Accounts payable	(427,132)	180,445
Accrued bonuses, accrued expenses and other liabilities	(294,532)	(1,091,392)
Accounts payable and accrued expenses-related parties	(1,367)	127,545
Deferred lease liability	(10,445)	(10,445)

Net cash used in operating activities	(3,748,656)	(2,545,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(106,475)	(39,706)
Purchase of property and equipment	(246,053)	(182,285)
Loan repayment	642,120	—

Net cash used in investing activities	289,592	(221,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	25,750	26,850
Cashless option exercise tax payments	—	(41,097)
Issuance of common stock, institutional investor	5,499,377	3,686,817

Net cash provided by financing activities	5,525,127	3,672,570

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,066,063	904,890

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,102,151	23,432,612

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,168,214	$24,337,502

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The interim operating results for the three months ending March 31, 2023 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2023 and 2022, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2023 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2022 financial statement in order to conform to the 2023 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,675,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through July 2024. On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021. On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period (described in Note 9). Pursuant to the purchase agreement, the Company received $1,347,933 in April and May 2023 and no remaining amounts are available to the Company per the agreement. On February 28, 2023, the Company entered into a purchase agreement with the institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 9). Pursuant to the purchase agreement, the Company received $0 in April and May 2023 and a remaining available amount of $26,999,998 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 9). Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022

Deposit for Equipment	$210,012	$59,850
License	131,011	94,195
Insurance	116,188	218,767
Investor relations	76,583	18,250
Other	75,446	45,675
Prototype Devices	40,473	40,473
Rent	36,525	36,525
Legal	16,960	83,941
Loan interest receivable	—	13,669

Prepaid expenses and other current assets	$703,198	$611,345

NOTE 4 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023.  The loan and interest were repaid in February and March 2023. The Company recorded $11,125 of interest income for the three months ended March 31, 2023 and used the average exchange rate for the conversion of the EUR denominated interest income for the period.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2023	December 31, 2022

Office equipment	$131,814	$119,404
Lab equipment	6,468,420	6,234,777
Furniture	33,128	33,128
Leasehold improvements	184,843	184,843
	6,818,205	6,572,152
Less: Accumulated depreciation	4,308,810	4,052,885

	$2,509,395	$2,519,267

Depreciation expense for the three months ending March 31, 2023 and 2022 was $255,925 and $222,089. During the three months ending March 31, 2023 and 2022, the Company did not retire or sell any property and equipment.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

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

Patents consists of the following:

	March 31, 2023	December 31, 2022

Patents	$1,712,539	$1,606,064
Less: Accumulated amortization	595,080	575,729

Intangible assets - net	$1,117,459	$1,030,335

Amortization expense for the three months ending March 31, 2023 and 2022 was $19,351 and $22,079. There were no patent costs written off for the three months ending March 31, 2023 and 2022.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The Amended Lease is contingent upon the landlord entering into a written agreement with the existing tenant occupying the expanded premise (“the Existing Tenant Lease Termination”) to terminate its lease prior to the expiration date thereof, and to surrender the expansion premises to the landlord. The term of the Amended Lease is one hundred twenty (120) months, with an effective date estimated to be June 1, 2023 or earlier if the existing tenant terminates its lease prior to that date. Base rent through October 31, 2023 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on the effective date, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $38,736 to be used solely for the cost of renovations to the additional lease premises. As of March 31, 2023, the landlord did not enter into the Existing Tenant Lease Termination. As a result, the Company did not capitalize the present value of the minimum lease payments under the Amended Lease.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

The Company is obligated under the operating lease for office and laboratory space. The aggregate minimum future lease payments under the operating leases, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2023	$160,604
2024	182,624
Total operating lease obligation	343,228
Less discounted interest	(31,355)

TOTAL	$311,873

Rent expense totaling $36,142 and $12,047 is included in research and development and general and administrative expenses for the three months ended March 31, 2023. Rent expense totaling $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended March 31, 2022.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2023 and 2022 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2023. The Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Common Stock, Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through March 31, 2023, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three month period ending March 31, 2023, the institutional investor did not purchase any shares of common stock. All of the registered shares under the purchase agreement have been issued as of March 31, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock, Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021.

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through March 31, 2023, the institutional investor purchased 3,327,511 shares of common stock for proceeds of $31,652,068 and the Company issued 58,144 shares of common stock as additional commitment fee, valued at $682,796, fair value, leaving 2,479 in reserve for additional commitment fees. During the three month period ending March 31, 2023, pursuant to the purchase agreement, the institutional investor purchased 475,000 shares of common stock for proceeds of $2,499,375 and the Company issued 4,590 shares of common stock as additional commitment fee, valued at $26,424, During April and May 2023, pursuant to the purchase agreement, the institutional investor purchased 304,945 shares of common stock for proceeds of $1,347,933 and the Company issued 2,479 shares of common stock as additional commitment fee, valued at $11,735, fair value, leaving 0 in reserve for additional commitment fees. All of the registered shares under the purchase agreement have been issued as of May 9, 2023.

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391, fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through March 31, 2023, the institutional investor purchased 545,455 shares of common stock for proceeds of $3,000,002 and the Company issued 10,178 shares of common stock as additional commitment fee, valued at $55,877, fair value, leaving 91,603 in reserve for additional commitment fees. During April and May 2023, pursuant to the purchase agreement, the institutional investor purchased 0 shares of common stock for proceeds of $0 and the Company issued 0 shares of common stock as additional commitment fee, valued at $0, fair value, leaving 91,603 in reserve for additional for additional commitment fees.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

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

Restricted Stock Awards

On March 16, 2023, the Compensation Committee of the Board of Directors approved grants totaling 99,616 Restricted Stock Awards to the Company’s four outside directors. Each RSA had a grant date fair value of $5.22 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vest in total 8,338 shares on March 16, 2023, with the remaining vesting in 33 equal monthly installments in total of 2,766 shares beginning April 1, 2023. Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

NOTE 10 – STOCK BASED COMPENSATION

During 2007, the Board of Directors of the Company adopted the 2007 Employee Stock Plan (“2007 Plan”) that was approved by the shareholders. Under the 2007 Plan, the Company is authorized to grant options to purchase up to 10,000,000 shares of common stock to directors, officers, employees and consultants who provide services to the Company.  The 2007 Plan is intended to permit stock options granted to employees under the 2007 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2007 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2023, options to purchase 2,895,000 shares of common stock have been issued and are outstanding.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares.  As of March 31, 2023, options to purchase 5,712,923 shares of common stock have been issued and are outstanding and 122,936 restricted shares of common stock are issued. As of March 31, 2023, 885,314 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2023: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 73.7% to 76.9%, risk-free interest rate between 3.49% to 3.94% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of March 31, 2023, there was $5,427,714 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 1, 2025.

Share-based compensation was recognized as follows:

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2023	March 31, 2022

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan option awards	1,795,842	1,338,932
2016 Equity Incentive Plan restricted stock awards	73,498	22,930
Warrants	—	—

Total share-based compensation	$1,869,340	$1,361,862

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2023:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Granted	1,355,000	$4.53 - $6.25	$5.20
Forfeited	(22,250)	$6.25 - $7.50	$7.00
Exercised	(35,000)	$0.70 - $0.75	$0.74

Outstanding, March 31, 2023	9,370,923	$0.51 - $16.81	$2.38

Exercisable, March 31, 2023	8,075,171	$0.51 - $16.81	$1.84

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2023 was $30,696,511. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $5.23 for the Company’s common stock on March 31, 2023. During the three month period ending March 31, 2023, 10,000 options were exercised for proceeds of $7,000 and 25,000 warrants were exercised for proceeds of $18,750.

Non-Qualified Stock Options and Warrants Outstanding
			Weighted Average
Range of	Number Outstanding Currently Exercisable	Weighted Average Remaining	Exercise Price of Options and Warrants Currently
Exercise Prices	at March 31, 2023	Contractual Life	Exercisable

$0.51 - $16.81	8,075,171	5.31	$1.84

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2023 AND 2022

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the three month period ending March 31, 2023 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Non-vested, beginning of period	13,816	$9.65

Granted	99,616	5.22
Vested	(8,338)	5.22
Cancelled and forfeited	—	—

Non-vested, end of period	105,094	$5.80

Restricted stock awards are being amortized to expense over the vesting period. As of March 31, 2023, the unamortized value of the RSAs was $579,822.

NOTE 11 – RELATED PARTY

At March 31, 2023 the Company had a legal accrual to related party of $44,600, travel and office expense accruals of officers in the amount of $22,125, director and operations committee fees in the amount of $19,750 and accruals for accounting and other service fees to related parties of $12,327. At December 31, 2022 the Company had a legal accrual to a related party of $60,577, fees and consulting expense accruals of advisory board members in the amount of $18,000, fees to directors in the amount of $13,500, travel and office expense accruals of officers in the amount of $4,859 and accounting service fee accrual and expense reimbursement to related parties of $3,233.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2023 and 2022, a contribution of $15,521 and $13,088 was charged to expense for all eligible non-executive participants.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.

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

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2022 and 2023, we continued to make advances in techniques to translate material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2022 we discussed the addition of several silicon-based foundry partners to help scale in volume our polymer modulator devices and we started to receive working modulator chips from the foundries. We have advanced our interactions with our foundries and we continue to receive working modulator chips for prototyping. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently.

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

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries using standard clean room tooling. These approaches enable our Polymer Plus™ and Polymer Slot™ device platforms. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that can include either silicon or indium phosphide.

Our Company has a fabrication facility in Colorado to apply standard fabrication processes to our electro-optic polymers which create modulator devices. While our internal fabrication facility is capable of manufacturing modulator devices, we have partnered with commercial silicon-based fabrication companies that are called foundries who can scale our technology with volume quickly and efficiently. The process recipe for fabrication plants or foundries is called a ‘process development kit’ or PDK. We are currently working with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries. One of the metrics for successful implementation of PDK is to receive working modulator chips. Our work with the foundries is being focused with the Polymer Plus™ and the Polymer Slot™ polymer modulators.

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

On March 22, 2023, we announced that our latest commercial-class electro-optic polymer material achieved breakthrough performance metrics at 1310 nanometers (nm), a wavelength popular in hyperscale datacenter applications. These commercial-class improvements include a significantly higher electro-optic coefficient exceeding 200 pm/V, which allows for very low drive power of 1 volt or less. Other characteristics include optimized chromophore loading, superior low optical loss, excellent temporal stability at 850 Celsius, and extremely high thermal and photo stability. The breakthrough commercial-class electro-optic material is expected to enable ultra-small footprint modulators with at least 100 GHz bandwidth as well as meeting all critical requirements for pluggable transceivers, on-board optics and co-packaging solutions. Additionally, The achievement of these results at the 1310nm bandwidth positions us for potential near-term licensing opportunities in datacenter applications.

In April 2023, our Chief Executive Officer, Dr. Michael Lebby, co-chaired the Photonic Integrated Circuits (PIC) International Conference in Brussels, Belgium. Industry-leading insiders delivered more than 30 presentations spanning six sectors at the conference. The conference provided attendees with an up-to-date overview of the status of the global photonics industry as well as the opportunity to meet many other key players within the community. In addition to serving as co-chair of the event, Dr. Lebby hosted a presentation for in-person attendees within the "Scaling PICs in Volume Using Foundries" track, focusing on the industry's consideration of electro-optic polymer modulators due to their increased modulation speed, lower power consumption, and potential for future multi-Tbps aggregated data-rates in the next decade. Additionally, Dr. Lebby discussed the latest results on foundry fabricated EO polymers, as well as the latest work in photonics roadmaps on both the integrated photonics (PIC) level as well as PIC packaging level.

In May 2023, we announced, that in conjunction with our research partners at the Karlsruhe Institute of Technology and Solarix, the achievement of record optical modulator performance using our Company's latest Perkinamine® Series 5 material at extremely low cryogenic temperatures, delivering the potential to revolutionize applications in supercomputers, quantum circuits and advanced computing systems. Building from the world record performance and demonstration of super high bandwidth, and super low voltage electro-optic modulators with Karlsruhe Institute of Technology and Silorix over the past year, the results have the potential to enable supercomputing and quantum systems to be more competitive than standard computational systems given its faster speeds at low temperatures. This achievement opens huge opportunities to our Company in the areas of supercomputing and quantum systems by giving access to very high data rate, low power optical modulators.

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

Results of Operations

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022

Revenues

As a development stage company, we had no revenues during the three months ended March 31, 2023 and March 31, 2022. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain a revenue stream from technology licensing agreements, technology transfer agreements and the production and direct sale of its own electro-optic device components.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2023	March 31, 2022	Period	Month Period

Research and development	$3,799,707	$2,625,138	$1,174,569	45%
General and administrative	1,360,170	885,430	474,740	54%
	$5,159,877	$3,510,568	$1,649,309	47%

Research and development expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases in research and development non-cash stock option amortization, prototype device development expenses, research and development salary expenses, recruiting fees, research and development consulting expenses, testing expenses, laboratory and wafer fabrication materials and supplies, depreciation and research and development travel expenses.

Research and development non-cash stock option amortization expenses increased by $426,778 in the three months ended March 31, 2023, compared to the same period in 2022.  Prototype device development expenses increased by $223,856 in the three months ended March 31, 2023, compared to the same period in 2022.  Research and development salary expenses increased by $143,675 in the three months ended March 31, 2023, compared to the same period in 2022. Recruiting fees increased by $106,830 in the three months ended March 31, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $62,674 in the three months ended March 31, 2023, compared to the same period in 2022.  Testing expenses increased by $62,597 in the three months ended March 31, 2023, compared to the same period in 2022. Laboratory and wafer fabrication materials and supplies increased by $48,832 in the three months ended March 31, 2023, compared to the same period in 2022. Depreciation expenses increased by $36,152 in the three months ended March 31, 2023, compared to the same period in 2022. Research and development travel expenses increased by $33,484 in the three months ended March 31, 2023, compared to the same period in 2022.

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

General and administrative expenses decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases in legal fees, general and administrative non-cash stock option amortization, insurance, consulting fees and general and administrative travel expenses.

Legal expenses increased by $239,406 in the three months ended March 31, 2023, compared to the same period in 2022. General and administrative non-cash stock option amortization increased by $80,700 in the three months ended March 31, 2023, compared to the same period in 2022. Insurance expenses increased by $55,937 in the three months ended March 31, 2023, compared to the same period in 2022. Consulting fees increased by $35,000 in the three months ended March 31, 2023, compared to the same period in 2022. General and administrative travel expenses increased by $22,886 in the three months ended March 31, 2023, compared to the same period in 2022.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2023	March 31, 2022	Period	Month Period

Other Income/(Expense)	$(316,141)	$(45,193)	$(270,948)	600%

Other income (expenses) increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to an increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $301,481.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	March 31, 2023	March 31, 2022	Period	Month Period

Net Loss	$5,476,018	$3,555,761	$1,920,257	54%

Net loss was $5,476,018 and $3,555,761 for the three months ended March 31, 2023 and 2022, respectively, for an increase of $1,920,257 due primarily to increases in non-cash stock option amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, legal fees, prototype device development expenses, research and development salary expenses, recruiting fees, consulting fees, testing expenses, travel expenses, insurance expenses, laboratory and wafer fabrication materials and supplies and depreciation.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to Lincoln Park pursuant to purchase agreements with an institutional investor as described in Note 9 to the financial statements herein and proceeds received pursuant to the exercise of options and warrants.

All of the registered shares under the January 21, 2019 purchase agreement with Lincoln Park have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, our Company entered into a purchase agreement (the “2021 Purchase Agreement”) to sell up to $33 million of common stock over a 36-month period, and all of the registered shares under the 2021 Purchase Agreement with Lincoln Park have been issued as of the date of this filing. On February 28, 2023, our Company entered into the 2023 Purchase Agreement to sell up to $30 million of common stock over a 36-month period, with $26,999,998 remaining on the 2023 Purchase Agreement as of the date of this filing. On December 9, 2022, our Company entered into the Roth Sales Agreement with Roth Capital, as sales agent, whereby pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $35 million remains available to our Company pursuant to the Roth Sales Agreement.

During the three months ended March 31, 2023, the Company received $5,499,377 in proceeds pursuant to the 2021 Purchase agreement with the institutional investor and $25,750 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2022, the Company received $12,775,268 in proceeds pursuant to the 2021 Purchase agreement with the institutional investor and $653,895 in proceeds pursuant to the exercise of options and warrants.

During the three months ended March 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,675,000 of expenditures per month over the next 12 months.

We expect the 2023 Purchase Agreement and the Roth Sales Agreement (all as more fully described below) to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through July 2024 before we will be required to replenish our cash reserves pursuant to the 2023 Purchase Agreement or the Roth Sales Agreement. Our cash requirements are expected to increase at a rate consistent with our Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

2021 and 2023 Purchase Agreements - Lincoln Park

On October 4, 2021, our Company entered into the 2021 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $33 million of our common stock (subject to certain limitations) from time to time over a 36-month period. All of the registered shares under the 2021 Purchase Agreement with Lincoln Park have been issued as of the date of this filing. On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant the 2023 Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the 2023 Purchase Agreement , which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

There are no trading volume requirements or restrictions under the 2023 Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with each of the applicable purchase agreements. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in either of the purchase agreements.

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

Analysis of Cash Flows

For the three months ended March 31, 2023

Net cash used in operating activities was $3,748,656 for the three months ended March 31, 2023, primarily attributable to the net loss of $5,476,018 adjusted by $1,795,842 in options issued for services, $73,498 amortization of deferred compensation, $361,694 in common stock issued for services, $275,276 in depreciation expenses and patent amortization expenses, $46,381 amortization of right of use asset, ($91,853) in prepaid expenses and ($733,476) in accounts payable, accrued bonuses and accrued expenses.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $289,592 for the three months ended March 31, 2023, consisting of $106,475 in cost for intangibles, $246,053 in asset additions for the Colorado headquarter facility and labs offset by $642,120 in a loan repayment.

Net cash provided by financing activities was $5,525,127 for the three months ended March 31, 2023 and consisted of $25,750 in proceeds from exercise of options and warrants and $5,499,377 in proceeds from resale of common stock to an institutional investor.

On March 31, 2023, our cash and cash equivalents totaled $26,168,214, our assets totaled $30,810,139, our liabilities totaled $976,973 and we had stockholders’ equity of $29,833,166.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2023. See Note 7 to the financial statements herein for a discussion of our contractual commitments.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of these significant accounting policies. The Company’s significant accounting policies have not materially changed since that report was filed.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2023, we had $26,168,214 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At March 31, 2023, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2023 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

None.

Item 1A	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, and in our 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $5,476,018 for the three months ended March 31, 2023 and a net loss of $17,230,480 for the year ended December 31, 2022 and $18,631,381 for the year ended December 31, 2021. As of March 31, 2023, we had an accumulated deficit of $112,309,379. We anticipate that we will continue to incur operating losses through at least 2023.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through July 2024; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i)  the purchase agreement for up to $30 million we entered into with Lincoln Park on February 28, 2023 (the "2023 Purchase Agreement”); and (ii) the sales agreement for up to $35 million we entered into with Roth Capital Partners, LLC (“Roth Capital”) on December 9, 2022 (the “Roth Sales Agreement”); we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $26,999,998 that is available to our Company pursuant to the 2023 Purchase Agreement with Lincoln Park, and $35 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

Not Applicable.

Item 5	Other Information

None.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement Amendment – Dr. Michael S. Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.5	Employee Agreement Amendment – Dr. Michael S. Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.6	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.7	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.8	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.9	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.10	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.11	Purchase Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.12	Registration Rights Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023

Exhibit No.	Description of Exhibit	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 10, 2023

