Form 10-Q
period 2023-06-30
Lightwave Logic, Inc.
filed 2023-08-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2023 was 116,461,639.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: inability to generate significant revenue or to manage growth; lack of available funding; lack of a market for or market acceptance of our products; competition from third parties; general economic and business conditions; intellectual property rights of third parties; changes in the price of our stock and dilution;  regulatory constraints and potential legal liability;  ability to maintain effective internal controls; security breaches, cybersecurity attacks and other significant disruptions in our information technology systems; changes in technology and methods of marketing; delays in completing various engineering and manufacturing programs; changes in customer order patterns and qualification of new customers; changes in product mix; success in technological advances and delivering technological innovations; shortages in components; production delays due to performance quality issues with outsourced components; other risks to which our Company is subject; and  other factors beyond the Company’s control.

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

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,635,787	$24,102,151
Prepaid expenses and other current assets	812,829	611,345
Loan receivable	—	642,120
TOTAL CURRENT ASSETS	33,448,616	25,355,616

PROPERTY AND EQUIPMENT - NET	3,004,312	2,519,267

OTHER ASSETS
Intangible assets - net	1,168,878	1,030,335
Operating Lease - Right of Use - Building	2,930,233	358,254
TOTAL OTHER ASSETS	4,099,111	1,388,589

TOTAL ASSETS	$40,552,039	$29,263,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$421,983	$791,671
Accrued expenses	54,894	380,280
Accounts payable and accrued expenses - related parties	216,048	100,169
Deferred revenue	50,000	—
Deferred lease liability	41,778	41,778
Operating lease liability	132,864	190,125
TOTAL CURRENT LIABILITIES	917,567	1,504,023

LONG TERM LIABILITIES
Deferred lease liability	17,408	38,297
Operating lease liability	2,840,983	168,129
TOTAL LONG TERM LIABILITIES	2,858,391	206,426

TOTAL LIABILITIES	3,775,958	1,710,449
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 116,184,724 and 112,882,793 issued and outstanding at June 30, 2023 and December 31, 2022	116,185	112,883
Additional paid-in-capital	154,946,488	134,406,825
Deferred compensation	(519,466)	(133,324)
Accumulated deficit	(117,767,126)	(106,833,361)

TOTAL STOCKHOLDERS' EQUITY	36,776,081	27,553,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,552,039	$29,263,472

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2023 AND 2022

(UNAUDITED)

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	4,166,110	2,781,215	7,965,817	5,406,355
General and administrative	1,174,590	987,137	2,534,761	1,872,566
TOTAL COST AND EXPENSE	5,340,700	3,768,352	10,500,578	7,278,921

LOSS FROM OPERATIONS	(5,340,700)	(3,768,352)	(10,500,578)	(7,278,921)

OTHER INCOME (EXPENSE)
Interest income	103,685	13,398	156,973	28,419
Commitment fee	(220,732)	(47,644)	(582,426)	(107,857)
Other expense	—	—	(7,734)	—

NET LOSS	$(5,457,747)	$(3,802,598)	$(10,933,765)	$(7,358,359)

LOSS PER SHARE
Basic	$(0.05)	$(0.03)	$(0.10)	$(0.07)
Diluted	$(0.05)	$(0.03)	$(0.10)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	114,857,638	111,593,709	114,089,465	111,243,676
Diluted	114,857,638	111,593,709	114,089,465	111,243,676

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	SIX-MONTH PERIOD ENDED JUNE 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	2,575,400	2,575	14,947,834	—	—	14,950,409
Common stock issued for commitment shares	95,630	96	582,330	—	—	582,426
Common stock sales at the market by investment banking company	75,000	75	643,454	—	—	643,529
Exercise of options	306,285	306	305,995	—	—	306,301
Exercise of warrants	150,000	150	150,350	—	—	150,500
Options issued for services	—	—	3,389,804	—	—	3,389,804
Restricted stock awards issued for future services	99,616	100	519,896	(519,996)	—	—
Deferred compensation	—	—	—	133,854	—	133,854
Net loss for the six months ending June 30, 2023	—	—	—	—	(10,933,765)	(10,933,765)

BALANCE AT JUNE 30, 2023 (UNAUDITED)	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

	SIX-MONTH PERIOD ENDED JUNE 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	875,000	875	6,704,818	—	—	6,705,693
Common stock issued for commitment shares	12,319	12	107,845	—	—	107,857
Exercise of options	238,250	238	181,937	—	—	182,175
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	175,000	175	240,575	—	—	240,750
Options issued for services	—	—	2,798,550	—	—	2,798,550
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Deferred compensation	—	—	—	43,221	—	43,221
Net loss for the six months ending June 30, 2022	—	—	—	—	(7,358,359)	(7,358,359)

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	THREE-MONTH PERIOD ENDED JUNE 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2023 (UNAUDITED)	114,103,523	$114,104	$142,608,263	$(579,822)	$(112,309,379)	$29,833,166

Common stock issued to institutional investor	1,554,945	1,555	9,449,477	—	—	9,451,032
Common stock issued for commitment shares	29,971	30	220,702	—	—	220,732
Common stock sales at the market by investment banking company	75,000	75	643,454	—	—	643,529
Exercise of options	296,285	296	299,005	—	—	299,301
Exercise of warrants	125,000	125	131,625			131,750
Options issued for services	—	—	1,593,962	—	—	1,593,962
Deferred compensation	—	—	—	60,356	—	60,356
Net loss for the three months ending June 30, 2023	—	—	—	—	(5,457,747)	(5,457,747)

BALANCE AT JUNE 30, 2023 (UNAUDITED)	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

	THREE-MONTH PERIOD ENDED JUNE 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2022 (UNAUDITED)	111,098,328	$111,099	$120,118,908	$(252,094)	$(93,158,642)	$26,819,271

Common stock issued to institutional investor	400,000	400	3,018,476	—	—	3,018,876
Common stock issued for commitment shares	5,546	6	47,638	—	—	47,644
Exercise of options	208,250	208	155,117	—	—	155,325
Exercise of warrants	175,000	175	240,575			240,750
Options issued for services	—	—	1,459,618	—	—	1,459,618
Deferred compensation	—	—	—	20,291	—	20,291
Net loss for the three months ending June 30, 2022	—	—	—	—	(3,802,598)	(3,802,598)

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,933,765)	$(7,358,359)
Adjustment to reconcile net loss to net cash used in operating activities
Stock options issued for services	3,389,804	2,798,550
Amortization of deferred compensation	133,854	43,221
Cashless option exercise	—	53,219
Common stock issued for services and fees	582,426	107,857
Depreciation and amortization of patents	531,046	496,549
Amortization of right of use asset	92,812	87,652
Loss on disposal of property and equipment	581	—
(Increase) decrease in assets
Prepaid expenses and other current assets	(162,748)	(550,988)
(Decrease) increase in liabilities
Accounts payable	(369,688)	117,413
Accrued expenses	(325,386)	(1,041,633)
Accounts payable and accrued expenses- related parties	115,879	56,345
Deferred revenue	50,000	—
Deferred lease liability	(20,889)	(20,889)
Operating lease liability	(87,934)	(87,652)

Net cash used in operating activities	(7,004,008)	(5,298,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(177,245)	(41,905)
Purchase of property and equipment	(978,560)	(372,660)
Loan repayment	642,120	—
Sale of property and equipment	590	—

Net cash used in investing activities	(513,095)	(414,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	456,801	422,925
Cashless option exercise tax payments	—	(18,201)
Issuance of common stock, institutional investor	14,950,409	6,705,693
At the market sale by investment banking company	643,529	—

Net cash provided by financing activities	16,050,739	7,110,417

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,533,636	1,397,137

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,102,151	23,432,612

CASH AND CASH EQUIVALENTS - END OF PERIOD	$32,635,787	$24,829,749

Supplemental Disclosure of Non-cash investing and financing activities:
Amended Operating Lease - Right of Use - Building and Operating lease liability	$2,703,527	$—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The interim operating results for the three and six months ending June 30, 2023 may not be indicative of operating results expected for the full year.

Nature of Business

Lightwave Logic, Inc. is a technology company focused on the development of next generation photonic devices and electro-optic polymer materials systems for applications in high speed fiber-optic data communications, telecommunications and optical computing markets. The Company's first revenue stream is from a technology material supply and licensing agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. Currently the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain additional revenue from material supply and licensing agreements, technology transfer agreements and the production and direct sale of its own photonic devices.

The Company’s current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology now under development.

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue upon transfer of promised goods or services in an amount that reflects the consideration expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of FASB ASC 606, the Company performs the following five steps:

1.	Identify the contract with the customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue as (or when) the performance obligations are satisfied.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

For product sales, revenue will be recognized at a point in time when the product is shipped or is delivered to the customer’s location. For services performed, revenue will be recognized at a point in time when the service is performed. However, for certain contracts, revenue will be recognized over time as the customer simultaneously receives and consumes the benefits of performance as the Company performs the service. For license agreements, each contract is reviewed to determine the portion of the revenue recognition at the point in time that the license is transferred to the customer and the portion of the revenue recognition to be recognized over time.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2023 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2022 financial statement in order to conform to the 2023 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,640,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through February 2025.  On February 28, 2023, the Company entered into a purchase agreement with the institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $677,925 in July and August 2023 and a remaining available amount of $18,218,972 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 2 – MANAGEMENT’S PLANS (CONTINUED)

or principal (described in Note 10). Pursuant to the sales agreement, the Company received $734,945 in July and August 2023 and a remaining available amount of $33,578,860 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). Our cash requirements are expected to increase at a rate consistent with the Company’s path to full commercialization as we expand our activities and operations. We currently have no debt to service.

NOTE 3 – REVENUE

The Company's first commercial agreement occurred in May 2023, in the form of a four (4) year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement. Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments. The License Agreement is a non-exclusive material supply and license agreement.

Timing of Revenue Recognition and Contract Balances

All revenues are recognized over time commencing with the License Agreement in May 2023. No revenues were recognized for the three and six month period ending June 30, 2023 since the licensee did not requisition material as of June 30, 2023. An up-front licensing fee in the amount of $50,000 was paid during the three and six month period ending June 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of June 30, 2023.

Contract balances are as follows:

	June 30, 2023	December 31, 2022

Accounts receivable, net	$—	$—
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term liability deferred revenue	$50,000	$—
Long-term liability deferred revenue	$—	$—

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 3 – REVENUE (CONTINUED)

A roll forward of contract balances is not disclosed since there were no contracts as of December 31, 2022.

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

NOTE 4 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023.  The loan and interest were repaid in February and March 2023. The Company recorded $0 and $11,125 of interest income for the three and six months ended June 30, 2023 and used the average exchange rate for the conversion of the EUR denominated interest income for the period.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022

Insurance	$448,853	$218,767
License	106,036	94,195
Investor relations	52,084	18,250
Deposit for equipment	47,951	59,850
Other	42,171	45,675
Prototype devices	40,473	40,473
Lease incentive receivable	38,736	—
Rent	36,525	36,525
Legal	—	83,941
Loan interest receivable	—	13,669

Prepaid expenses and other current assets	$812,829	$611,345

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2023	December 31, 2022

Office equipment	$134,885	$119,404
Lab equipment	7,138,017	6,234,777
Furniture	33,128	33,128
Leasehold improvements	243,511	184,843
	7,549,541	6,572,152
Less: Accumulated depreciation	4,545,229	4,052,885

	$3,004,312	$2,519,267

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the six months ending June 30, 2023 and 2022 was $492,344 and $452,916. Depreciation expense for the three months ending June 30, 2023 and 2022 was $236,419 and $230,827. During the three and six months ending June 30, 2023, the Company sold equipment for proceeds of $590 and a loss of $581. During the three and six months ending June 30, 2022, the Company did not retire or sell property and equipment.

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

Patents consist of the following:

	June 30, 2023	December 31, 2022

Patents	$1,783,308	$1,606,064
Less: Accumulated amortization	614,430	575,729

Intangible assets - net	$1,168,878	$1,030,335

Amortization expense for the six months ending June 30, 2023 and 2022 was $38,702 and $43,633. Amortization expense for the three months ending June 30, 2023 and 2022 was $19,351 and $21,554. There were no patent costs written off for the three and six months ending June 30, 2023 and 2022.

NOTE 8 – LEASES

On October 30, 2017, the Company entered into a lease agreement to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility.  The term of the lease is sixty one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months.  Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease.  On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord.  The consideration of $260,000 was received on November 1, 2017.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 8 – LEASES (CONTINUED)

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $38,736 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 8 – LEASES (CONTINUED)

The Company is obligated under the Amended Lease for office, chemistry, clean room and research and development space. The aggregate minimum future lease payments under the Amended Lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2023	$183,099
2024	376,364
2025	387,666
2026	399,199
2027	411,174
Thereafter	2,781,183
4,538,685
Less discounted interest	(1,564,838)

TOTAL	$2,973,847

Rent expense amounting to $75,556 and $25,185 is included in research and development and general and administrative expenses for the six months ended June 30, 2023. Rent expense amounting to $69,197 and $23,066 is included in research and development and general and administrative expenses for the six months ended June 30, 2022. Rent expense amounting to $39,414 and $13,138 is included in research and development and general and administrative expenses for the three months ended June 30, 2023. Rent expense amounting to $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended June 30, 2022.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the six months ended June 30, 2023 and 2022 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended June 30, 2023. The Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through June 30, 2022 the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three and six month periods ending June 30, 2023, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of June 30, 2023.

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021.

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through June 30, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531, fair value. During the six month period ending June 30, 2023, pursuant to the purchase agreement, the institutional investor purchased 779,945 shares of common stock for proceeds of $3,847,307 and the Company issued 7,069 shares of common stock as additional commitment fee, valued at $38,161, fair value. During the three month period ending June 30, 2023, pursuant to the purchase agreement, the institutional investor purchased 304,945 shares of common stock for proceeds of $1,347,932 and the Company issued 2,479 shares of common stock as additional commitment fee, valued at $11,735, fair value, leaving 0 in reserve for additional commitment fees. All of the registered shares under the purchase agreement have been issued as of June 30, 2023.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

commitment fee valued at $279,391, fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through June 30, 2023, the institutional investor purchased 1,795,455 shares of common stock for proceeds of $11,103,102 and the Company issued 37,670 shares of common stock as additional commitment fee, valued at $264,874, fair value. During the three month period ending June 30, 2023, pursuant to the purchase agreement, the institutional investor purchased 1,250,000 shares of common stock for proceeds of $8,103,100 and the Company issued 27,492 shares of common stock as additional commitment fee, valued at $208,997, fair value. During July and August 2023, pursuant to the purchase agreement, the institutional investor purchased 100,000 shares of common stock for proceeds of $677,925 and the Company issued 2,300 shares of common stock as additional commitment fee, valued at $16,293 fair value, leaving 61,811 in reserve for additional for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent is entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the six and three month period ending June 30, 2023, pursuant to the sales agreement, the investment banking company sold 75,000 shares of its common stock for proceeds of $643,529 after a payment of the commission in the amount of $19,903 to the investment banking company. During July and August 2023, pursuant to the sales agreement, the investment banking company sold 97,115 shares of its common stock for proceeds of $734,945 after a payment of the commission in the amount of $22,731 to the investment banking company.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2023, options to purchase 2,614,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of June 30, 2023, options to purchase 5,937,638 shares of common stock have been issued and are outstanding, 122,936 restricted shares of common stock have been awarded under the 2016 Plan. As of June 30, 2023, 5,645,314 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2023: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 73.7% to 77.2%, risk-free interest rate between 3.37% to 3.94% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of June 30, 2023, there was $4,896,489 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through April 2026.

Share-based compensation was recognized as follows:

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2023	June 30, 2022

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	3,389,804	2,798,550
2016 Equity Incentive Plan restricted stock awards	133,854	43,221
Warrants	—	—

Total share-based compensation	$3,523,658	$2,841,771

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2023:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Granted	1,595,000	$4.28 - $7.67	$5.24
Forfeited	(22,250)	$6.25 - $7.50	$7.00
Exercised	(456,285)	$0.67 - $5.22	$1.00

Outstanding, June 30, 2023	9,189,638	$0.51 - $16.81	$2.52

Exercisable, June 30, 2023	7,974,346	$0.51 - $16.81	$2.04

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2023 was $41,420,894. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $6.97 for the Company’s common stock on June 30, 2023. During the six month period ending June 30, 2023, 306,285 options were exercised for proceeds of $306,301. During the six month period ending June 30, 2023, 150,000 warrants were exercised for proceeds of $150,500.

Non-Qualified Stock Options and Warrants Outstanding

Range of	Number Outstanding Currently Exercisable	Weighted Average Remaining	Weighted Average Exercise Price of Options and Warrants Currently
Exercise Prices	at June 30, 2023	Contractual Life	Exercisable

$0.51 - $16.81	7,974,346	5.31	$2.04

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the six month period ending June 30, 2023 is as follows:

		Weighted Average
	Number of	Fair Value
	Shares	per Share

Non-vested, beginning of period	13,816	$9.65

Granted	99,616	5.22
Vested	(16,636)	5.22
Cancelled and forfeited	—	—

Non-vested, end of period	96,796	$5.85

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2023 AND 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Restricted stock awards are being amortized to expense over the vesting period. As of June 30, 2023 and 2022, the unamortized value of the restricted stock awards was $231,803 and $0, respectively.

NOTE 12 – RELATED PARTY

At June 30, 2023 the Company had a legal accrual to related party of $83,400, director fees and travel expense accruals in the amount of $45,465, travel and office expense accruals of officers in the amount of $36,741, consulting expense, fees and travel expense accruals of advisory board members in the amount of $29,773 and accounting service fee accrual and expense reimbursements to related parties of $20,669. At December 31, 2022 the Company had a legal accrual to a related party of $60,577, fees and consulting expense accruals of advisory board members in the amount of $18,000, fees to directors in the amount of $13,500, travel and office expense accruals of officers in the amount of $4,859 and accounting service fee accrual and expense reimbursement to related parties of $3,233.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the six months ending June 30, 2023 and 2022, a contribution of $32,858 and $27,087 was charged to expense for all eligible non-executive participants. For the three months ending June 30, 2023 and 2022, a contribution of $17,882 and $13,999 was charged to expense for all eligible non-executive participants.

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

Overview

Lightwave Logic, Inc. is a technology company focused on the development of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and 3) Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to obtain additional revenue from material supply and licensing agreements, technology transfer agreements and the production and direct sale of our own photonic devices.

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

Current semiconductor photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack™, Polymer Plus™, Polymer Slot™, and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques. Our electro-optic polymer material will boost the performance of standard PIC platforms such as silicon photonics and indium phosphide.

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

We commenced commercial operations in May 2023 with our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs).

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

___________________________

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

_____________________________

3 The groundbreaking results were presented by Stefan Koepfli (ETH Zurich) as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022. The post-deadline paper is titled ">500 GHz Bandwidth Graphene Photodetector Enabling Highest-Capacity Plasmonic-to-Plasmonic Links."

On May 4, 2023, we announced, that in conjunction with our research partners at the Karlsruhe Institute of Technology and Solarix, the achievement of record optical modulator performance using our Company's latest Perkinamine® Series 5 material at extremely low cryogenic temperatures, delivering the potential to revolutionize applications in supercomputers, quantum circuits and advanced computing systems. Building from the world record performance and demonstration of super high bandwidth, and super low voltage electro-optic modulators with Karlsruhe Institute of Technology and Silorix over the past year, the results have the potential to enable supercomputing and quantum systems to be more competitive than standard computational systems given its faster speeds at low temperatures. This achievement opens huge opportunities to our Company in the areas of supercomputing and quantum systems by giving access to very high data rate, low power optical modulators.

On May 18, 2023, we announced the receipt of U.S. patent number 11,614,670 B2 entitled "Electro-optic polymer devices having high performance claddings and methods of preparing the same," which is a cutting-edge design technique, enhancing the performance of polymer modulators through the use of innovative polymer cladding design that is amenable for high-volume foundry fabrication when integrated with silicon photonics. The patent details a novel fabrication process that allows our proprietary polymers to perform more effectively and to be fabricated by silicon foundries in a high-volume manufacturing environment. It also introduces a more efficient process for improving the performance of the polymer claddings, leading to increased poling efficiency and lower losses in both optical and RF aspects. This patent is helping us move forward with our commercial discussions through the enabling of enhanced performance and simplified manufacturing of our polymer modulators with silicon photonics.

On May 25, 2023, we announced our Company's first commercial material supply license agreement for our Perkinamine® chromophore materials. This agreement is to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Supplying licensed materials is one prong of our Company's three-prong revenue model and business strategy that includes polymer modulator products as well as technology transfer. This agreement recognizes market acceptance and competitive advantage of our technology and validates the first prong of our business model. Further, it represents tangible commercial progress for electro-optic polymers as part of our business plan.

On May 31, 2023, we announced the receipt of U.S. patent number 11,661,428 entitled "Nonlinear Optical Chromophores, Nonlinear Optical Materials Containing the Same, and Uses Thereof in Optical Devices," which details an innovative organic chromophore design using a novel 'thiophene bridge' to significantly improve material performance in a production environment. This is accomplished by designing thiophene-containing bridging groups that are positioned between the electron-donating and electron-accepting ends of the chromophore. These designs provide nonlinear optical chromophores with significantly improved optical properties and improved stability. We expect this patent will help us progress our commercial discussions with potential customers.

In June 2023, we announced the publication of World International Property Organization (WIPO) PCT Patent Publication - PCT Patent No. WO 2023/102066 entitled “Nonlinear Optical Materials Containing High Boiling Point Solvents, and Methods of Efficiently Poling The Same,” which illustrates novel organic chemical structural designs that offer increased poling efficiency, as well as thermal stability for electro-optic materials. These designs provide non-linear optical chromophores with significantly improved material properties and stability for processing and fabrication by commercial foundries. Specifically, the patent teaches material processing and poling methods that directly leads to significantly enhanced electro-optic efficiency (r33) as compared to previous poling techniques. We consider this WIPO PCT Patent Publication to be a strong step forward in the scaling and volume commercialization of our polymer technology platform.

On August 1, 2023, we appointed respected industry executive Laila Partridge to our Board of Directors. Ms. Partridge brings over 30 years of executive experience in technology, corporate innovation and finance to our Board – having worked with a wide range of technologies, including telecommunications, internet infrastructure, AI, internet of things and more. She was named by Boston Business Journal as one of the ten "2017 Women to Watch in Science and Technology". She currently serves as Founder and Chief Executive Officer of The HardTech Project, a new venture with a novel approach to early-stage hardware investing. Previously, she was Managing Director of the STANLEY + Techstars Accelerator where she directed a global effort for Stanley Black & Decker's Chief Technology Officer to identify and invest in innovative technologies for industrial applications with an emphasis on electrification, sustainability and advanced manufacturing. Prior to that, she began her technology career at Intel Capital, serving as a Director of Strategic Investments. Ms. Partridge began her career at Wells Fargo, where she ultimately achieved the role of VP of Corporate Banking, having led complex corporate finance transactions for the company's senior secured debt agencies in the Midwest. Ms. Partridge brings significant board experience to the Board of Directors, including at Intel Capital serving privately-held technology companies, and in her current role as an independent Director at Cambridge Trust (NASDAQ: CATC). She holds a Bachelor's degree with Honors from Wellesley College.

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

Capital Requirements

We commenced commercial operations in May 2023 and we do not generate sufficient revenues to pay for our operating expenses. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022

Revenues

The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. All revenues are recognized over time commencing with the License Agreement. No revenues were recognized for the three-month period ending June 30, 2023, since the licensee did not requisition material as of June 30, 2023. Pursuant to the License Agreement, an up-front licensing fee in the amount of $50,000 was paid during the three-month period ending June 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of June 30, 2023.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2023	June 30, 2022	Period	Month Period

Research and development	$4,166,110	$2,781,215	$1,384,895	50%
General and administrative	1,174,590	987,137	187,453	19%
	$5,340,700	$3,768,352	$1,572,348	42%

Research and development expenses increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases in research and development salary expenses, prototype device development expenses, research and development non-cash stock option amortization, employee relocation expenses, chemistry and wafer fabrication materials and supplies, recruiting fees and research and development consulting expenses.

Research and development salary expenses increased by $498,383 in the three months ended June 30, 2023, compared to the same period in 2022. Prototype device development expenses increased by $207,601 in the three months ended June 30, 2023, compared to the same period in 2022. Research and development non-cash stock option amortization expenses increased by $204,269 in the three months ended June 30, 2023, compared to the same period in 2022. Employee relocation expenses increased by $178,626 in the three months ended June 30, 2023, compared to the same period in 2022. Chemistry and wafer fabrication materials and supplies increased by $66,533 in the three months ended June 30, 2023, compared to the same period in 2022. Recruiting fees increased by $60,397 in the three months ended June 30, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $49,020 in the three months ended June 30, 2023, compared to the same period in 2022.

We expect to continue to incur substantial research and development expenses developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases in insurance, general and administrative consulting fees, legal fees, shareholder meeting expenses and accounting expenses offset by a decrease in general and administrative non-cash stock option amortization.

Insurance expenses increased by $38,452 in the three months ended June 30, 2023, compared to the same period in 2022. General and administrative consulting fees increased by $31,500 in the three months ended June 30, 2023, compared to the same period in 2022. Legal expenses increased by $26,716 in the three months ended June 30, 2023, compared to the same period in 2022. Shareholder meeting expenses increased by $22,726 in the three months ended June 30, 2023, compared to the same period in 2022. Accounting expenses increased by $21,686 in the three months ended June 30, 2023, compared to the same period in 2022. General and administrative non-cash stock option amortization decreased by $29,862 in the three months ended June 30, 2023, compared to the same period in 2022.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2023	June 30, 2022	Period	Month Period

Other Income/(Expense)	$(117,047)	$(34,246)	$(82,801)	242%

Other income (expenses) increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to an increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $173,088.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2023	June 30, 2022	Period	Month Period

Net Loss	$5,457,747	$3,802,598	$1,655,149	44%

Net loss was $5,457,747 and $3,802,598 for the three months ended June 30, 2023 and 2022, respectively, for an increase of $1,655,149 due primarily to increases in research and development salary expenses, prototype device development expenses, employee relocation expenses, non-cash stock option amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, chemistry and wafer fabrication materials and supplies, recruiting fees, consulting fees, insurance expenses, legal fees, shareholder meeting expenses and accounting expenses.

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022

Revenues

All revenues are recognized over time commencing with the License Agreement in May 2023. No revenues were recognized for the six-month period ending June 30, 2023, since the licensee did not requisition material as of June 30, 2023. Pursuant to the License Agreement, an up-front licensing fee in the amount of $50,000 was paid during the six-month period ending June 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of June 30, 2023.

Operating Expenses

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2023	June 30, 2022	Period	Month Period

Research and development	$7,965,817	$5,406,355	$2,559,462	47%
General and administrative	2,534,761	1,872,566	662,195	35%
	$10,500,578	$7,278,921	$3,221,657	44%

Research and development expenses increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases in research and development salary expenses, research and development non-cash stock option amortization, prototype device development expenses, employee relocation expenses, recruiting fees, chemistry and wafer fabrication materials and supplies, research and development consulting expenses, testing expenses and research and development travel expenses.

Research and development salary expenses increased by $677,758 in the six months ended June 30, 2023, compared to the same period in 2022. Research and development non-cash stock option amortization expenses increased by $631,048 in the six months ended June 30, 2023, compared to the same period in 2022. Prototype device development expenses increased by $431,457 in the six months ended June 30, 2023, compared to the same period in 2022. Employee relocation expenses increased by $178,626 in the six months ended June 30, 2023, compared to the same period in 2022. Recruiting fees increased by $167,226 in the six months ended June 30, 2023, compared to the same period in 2022. Chemistry and wafer fabrication materials and supplies increased by $115,366 in the six months ended June 30, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $111,694 in the six months ended June 30, 2023, compared to the same period in 2022. Research and development testing expenses increased by $95,805 in the six months ended June 30, 2023, compared to the same period in 2022. Research and development travel expenses increased by $66,510 in the six months ended June 30, 2023, compared to the same period in 2022.

We expect to continue to incur substantial research and development expenses developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases in legal fees, insurance, general and administrative consulting fees, general and administrative non-cash stock option amortization, accounting expenses and general and administrative travel expenses.

Legal expenses increased by $266,121 in the six months ended June 30, 2023, compared to the same period in 2022. Insurance expenses increased by $94,388 in the six months ended June 30, 2023, compared to the same period in 2022. General and administrative consulting fees increased by $66,500 in the six months ended June 30, 2023, compared to the same period in 2022. General and administrative non-cash stock option amortization increased by $50,838 in the six months ended June 30, 2023, compared to the same period in 2022. Accounting expenses increased by $40,234 in the six months ended June 30, 2023, compared to the same period in 2022. General and administrative travel expenses increased by $36,375 in the six months ended June 30, 2023, compared to the same period in 2022.

Other Income (Expense)

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2023	June 30, 2022	Period	Month Period

Other Income/(Expense)	$(433,187)	$(79,438)	$(353,749)	445%

Other income (expenses) increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to an increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $474,569.

Net Loss

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2023	June 30, 2022	Period	Month Period

Net Loss	$10,933,765	$7,358,359	$3,575,406	49%

Net loss was $10,933,765 and $7,358,359 for the six months ended June 30, 2023 and 2022, respectively, for an increase of $3,575,406 due primarily to increases in research and development salary expenses, non-cash stock option amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, prototype device development expenses, employee relocation expenses, consulting fees, recruiting fees, chemistry and wafer fabrication materials and supplies, travel expenses, testing expenses, legal fees, insurance expenses and accounting expenses.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to Lincoln Park pursuant to purchase agreements with the institutional investor and proceeds from sale of common stock pursuant to an at the market sale agreement with Roth Capital investment banking company (all as described in Note 10 to the Financial Statements), proceeds received pursuant to the exercise of options and warrants and a proceed received under the License Agreement which the Company recorded as deferred revenue as of June 30, 2023.

On July 2, 2021, the Company filed with the U.S. Securities and Exchange Commission a $100 million universal shelf registration statement that became effective on July 9, 2021. This shelf registration statement registered shares under the October 4, 2021 purchase agreement with Lincoln Park (the “2021 Purchase Agreement”), the 2023 Purchase Agreement (defined below) and the Roth Sales Agreement (defined below). All of the registered shares under the 2021 Purchase Agreement have been issued as of June 30, 2023. On February 28, 2023, our Company entered into a purchase Agreement (the “2023 Purchase Agreement”) to sell up to $30 million of common stock over a 36-month period, with $18 million remaining on the 2023 Purchase Agreement as of the date of this filing. On December 9, 2022, our Company entered into an at the market sale agreement with Roth Capital, as sales agent (the “Roth Sales Agreement”), whereby pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $33 million remains available to our Company pursuant to the Roth Sales Agreement.

During the six months ended June 30, 2023, our Company received $14,950,409 in proceeds pursuant to the 2021 Purchase Agreement and 2023 Purchase Agreement, $643,529 in proceeds pursuant to the Roth Sales Agreement, $456,801 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under the License Agreement which the Company recorded as deferred revenue as of June 30, 2023. During the year ended December 31, 2022, our Company received $12,775,268 in proceeds pursuant to the 2021 Purchase Agreement and $653,895 in proceeds pursuant to the exercise of options and warrants.

During the six months ended June 30, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,640,000 of expenditures per month over the next 12 months.

We expect the 2023 Purchase Agreement and the Roth Sales Agreement, which we detail below, to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through February 2025 before we will be required to replenish our cash reserves pursuant to the 2023 Purchase Agreement or the Roth Sales Agreement. Our cash requirements are expected to increase at a rate consistent with our Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

2021 and 2023 Purchase Agreements - Lincoln Park

On October 4, 2021, our Company entered into the 2021 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $33 million of our common stock (subject to certain limitations) from time to time over a 36-month period. All of the registered shares under the 2021 Purchase Agreement with Lincoln Park have been issued as of the date of this filing. On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the 2023 Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the 2023 Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

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

Analysis of Cash Flows

For the six months ended June 30, 2023

Net cash used in operating activities was $7,004,008 for the six months ended June 30, 2023, primarily attributable to the net loss of $10,933,765 adjusted by $3,389,804 in options issued for services, $133,854 amortization of deferred compensation, $582,426 in common stock issued for services, $531,046 in depreciation expenses and patent amortization expenses, $92,812 amortization of right of use asset, $581 loss on disposal of property and equipment, ($162,748) in prepaid expenses and ($638,019) in accounts payable, accrued expenses, deferred revenue and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $513,095 for the six months ended June 30, 2023, consisting of $177,245 in cost for intangibles, $978,560 in asset additions for the Colorado headquarter facility and labs offset by $642,120 in a loan repayment and $590 in proceeds on sale of property and equipment.

Net cash provided by financing activities was $16,050,739 for the six months ended June 30, 2023 and consisted of $456,801 in proceeds from exercise of options and warrants, $14,950,409 in proceeds from resale of common stock to an institutional investor and $643,529 in proceeds from at the market sale of common stock by an investment banking company.

On June 30, 2023, our cash and cash equivalents totaled $32,635,787, our assets totaled $40,552,039, our liabilities totaled $3,775,958 and we had stockholders’ equity of $36,776,081.

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

Net cash provided by financing activities was $7,056,977 for the six months ended June 30, 2022, and consisted of $422,925 in proceeds from exercise of options and warrants, $6,705,693 in proceeds from resale of common stock to an institutional investor offset by $71,641 in cashless option exercise tax payments.

On June 30, 2022, our cash and cash equivalents totaled $24,829,749, our assets totaled $29,007,064, our liabilities totaled $1,047,887 and we had stockholders’ equity of $27,959,177.

Contractual Obligations

On November 22, 2022, our Company entered into an amendment to its operating lease to lease an additional 9,684 square feet of adjacent office and warehouse space that became effective June 1, 2023.  See Note 8 to the financial statements herein for a discussion of the lease amendment and our other our contractual commitments. There have been no other material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2023.

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

At June 30, 2023, we had $32.6 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At June 30, 2023, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $10.9 million for the six months ended June 30, 2023 and a net loss of $17.2 million for the year ended December 31, 2022 and $18.6 million for the year ended December 31, 2021. As of June 30, 2023, we had an accumulated deficit of $117.7 million. We anticipate that we will continue to incur operating losses through at least 2023.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through February 2025; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the 2023 Purchase Agreement and the Roth Sales Agreement; we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $18 million that is available to our Company pursuant to the 2023 Purchase Agreement with Lincoln Park, and $33 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in our 2022 Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Trading Arrangements

On June 12, 2023, Siraj Nour El-Ahmadi, a member of our Company’s Board of Directors, adopted a non-Rule 10b5–1 trading arrangement as defined in Item 408(c) of Regulation S-K.  The arrangement provided for the sale of 100,000 shares of the Company’s common stock and it terminated on June 12, 2023, after all of the shares were sold. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement Amendment – Dr. Michael S. Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.5	Employee Agreement Amendment – Dr. Michael S. Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.6	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.7	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.8	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.9	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.10	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.11	2016 Equity Incentive Plan	Incorporated by reference to Company’s Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 20, 2016
10.12	Amendment No. 2 to 2016 Equity Incentive Plan	Incorporated by reference to Company’s Appendix A to the Company's Definitive Schedule 14A filed with the SEC on April 14, 2023

Exhibit No.	Description of Exhibit	Location
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2023

