Form 10-Q
period 2023-09-30
Lightwave Logic, Inc.
filed 2023-11-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2023 was 116,886,949.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,876,646	$24,102,151
Prepaid expenses and other current assets	563,023	611,345
Loan receivable	—	642,120
TOTAL CURRENT ASSETS	31,439,669	25,355,616

PROPERTY AND EQUIPMENT - NET	3,597,111	2,519,267

OTHER ASSETS
Intangible assets - net	1,182,693	1,030,335
Operating Lease - Right of Use - Building	2,884,544	358,254
TOTAL OTHER ASSETS	4,067,237	1,388,589

TOTAL ASSETS	$39,104,017	$29,263,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$429,520	$791,671
Accrued expenses	121,134	380,280
Accounts payable and accrued expenses - related parties	91,612	100,169
Deferred revenue	50,000	—
Deferred lease liability	41,778	41,778
Operating lease liability	138,434	190,125
TOTAL CURRENT LIABILITIES	872,478	1,504,023

LONG TERM LIABILITIES
Deferred lease liability	6,963	38,297
Operating lease liability	2,804,357	168,129
TOTAL LONG TERM LIABILITIES	2,811,320	206,426

TOTAL LIABILITIES	3,683,798	1,710,449
STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, No shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 116,683,977 and 112,882,793 issued and outstanding at September 30, 2023 and December 31, 2022	116,684	112,883
Additional paid-in-capital	158,731,989	134,406,825
Deferred compensation	(496,737)	(133,324)
Accumulated deficit	(122,931,717)	(106,833,361)

TOTAL STOCKHOLDERS' EQUITY	35,420,219	27,553,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,104,017	$29,263,472

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ending	Months Ending	Months Ending	Months Ending
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

NET SALES	$—	$—	$—	$—

COST AND EXPENSE
Research and development	4,040,941	3,587,692	12,006,758	8,994,047
General and administrative	1,345,335	1,144,624	3,879,515	3,017,191
TOTAL COST AND EXPENSE	5,386,276	4,732,316	15,886,273	12,011,238

LOSS FROM OPERATIONS	(5,386,276)	(4,732,316)	(15,886,273)	(12,011,238)

OTHER INCOME (EXPENSE)
Interest income	246,987	29,125	403,960	57,545
Commitment fee	(25,302)	(73,170)	(607,728)	(181,027)
Other Expense	—	(27,022)	(8,315)	(27,022)

NET LOSS	$(5,164,591)	$(4,803,383)	$(16,098,356)	$(12,161,742)

LOSS PER SHARE
Basic	$(0.04)	$(0.04)	$(0.14)	$(0.11)
Diluted	$(0.04)	$(0.04)	$(0.14)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	116,491,837	112,111,706	114,899,056	111,536,100
Diluted	116,491,837	112,111,706	114,899,056	111,536,100

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	2,750,400	2,750	16,061,159	—	—	16,063,909
Common stock issued for commitment shares	99,407	100	607,628	—	—	607,728
Common stock sales at the market by investment banking company	172,115	172	1,378,302	—	—	1,378,474
Exercise of options	504,408	504	466,820	—	—	467,324
Exercise of warrants	169,000	169	164,581	—	—	164,750
Options issued for services	—	—	5,085,114	—	—	5,085,114
Restricted stock awards issued for future services	105,854	106	561,560	(561,666)	—	—
Deferred compensation	—	—	—	198,253	—	198,253
Net loss for the nine months ending September 30, 2023	—	—	—	—	(16,098,356)	(16,098,356)

BALANCE AT SEPTEMBER 30, 2023 (UNAUDITED)	116,683,977	$116,684	$158,731,989	$(496,737)	$(122,931,717)	$35,420,219

	NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	1,325,000	1,325	10,707,968	—	—	10,709,293
Common stock issued for commitment shares	19,672	19	181,008	—	—	181,027
Exercise of options	268,200	268	229,672	—	—	229,940
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	175,000	175	240,575	—	—	240,750
Options issued for services	—	—	4,288,172	—	—	4,288,172
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Deferred compensation	—	—	—	67,467	—	67,467
Net loss for the nine months ending September 30, 2022	—	—	—	—	(12,161,742)	(12,161,742)

BALANCE AT SEPTEMBER 30, 2022 (UNAUDITED)	112,374,427	$112,375	$130,654,002	$(207,557)	$(101,764,623)	$28,794,197

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2023 (UNAUDITED)	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

Common stock issued to institutional investor	175,000	175	1,113,325	—	—	1,113,500
Common stock issued for commitment shares	3,777	4	25,298	—	—	25,302
Common stock sales at the market by investment banking company	97,115	97	734,848	—	—	734,945
Exercise of options	198,123	198	160,825	—	—	161,023
Exercise of warrants	19,000	19	14,231			14,250
Options issued for services	—	—	1,695,310	—	—	1,695,310
Restricted stock awards issued for future services	6,238	6	41,664	(41,670)		—
Deferred compensation	—	—	—	64,399	—	64,399
Net loss for the three months ending September 30, 2023	—	—	—	—	(5,164,591)	(5,164,591)

BALANCE AT SEPTEMBER 30, 2023 (UNAUDITED)	116,683,977	$116,684	$158,731,989	$(496,737)	$(122,931,717)	$35,420,219

	THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2022

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2022 (UNAUDITED)	111,887,124	$111,888	$125,040,332	$(231,803)	$(96,961,240)	$27,959,177

Common stock issued to institutional investor	450,000	450	4,003,150	—	—	4,003,600
Common stock issued for commitment shares	7,353	7	73,163	—	—	73,170
Exercise of options	29,950	30	47,735	—	—	47,765
Options issued for services	—	—	1,489,622	—	—	1,489,622
Deferred compensation	—	—	—	24,246	—	24,246
Net loss for the three months ending September 30, 2022	—	—	—	—	(4,803,383)	(4,803,383)

BALANCE AT SEPTEMBER 30, 2022 (UNAUDITED)	112,374,427	$112,375	$130,654,002	$(207,557)	$(101,764,623)	$28,794,197

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,098,356)	$(12,161,742)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	5,085,114	4,288,172
Amortization of deferred compensation	198,253	67,467
Cashless option exercise	—	53,219
Common stock issued for services and fees	607,728	181,027
Depreciation and amortization of patents	797,500	758,285
Amortization of right of use asset	138,502	132,556
Loss on disposal of property and equipment	581	—
(Increase) decrease in assets
Prepaid expenses and other current assets	87,058	(414,766)
(Decrease) increase in liabilities
Accounts payable	(362,151)	367,048
Accrued expenses	(259,146)	(1,004,081)
Accounts payable and accrued expenses- related parties	(8,557)	131,368
Deferred revenue	50,000	—
Deferred lease liability	(31,334)	(31,334)
Operating lease liability	(118,990)	(132,556)

Net cash used in operating activities	(9,913,798)	(7,765,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(215,061)	(47,705)
Purchase of property and equipment	(1,813,813)	(1,171,530)
Loan repayment	642,120	(588,180)
Sale of property and equipment	590	—

Net cash used in investing activities	(1,386,164)	(1,807,415)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	632,074	470,690
Cashless option exercise tax payments	—	(18,201)
Issuance of common stock, institutional investor	16,063,909	10,709,293
At the market sale by investment banking company	1,378,474	—

Net cash provided by financing activities	18,074,457	11,161,782

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,774,495	1,589,030

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	24,102,151	23,432,612

CASH AND CASH EQUIVALENTS - END OF PERIOD	$30,876,646	$25,021,642

Supplemental Disclosure of Non-cash investing and financing activities:
Amended Operating Lease - Right of Use - Building and Operating lease liability	$2,703,527	$—

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 1- NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 1, 2023 (the “2022 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2022 Annual Report. The interim operating results for the three and nine months ending September 30, 2023 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2023 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2022 financial statement in order to conform to the 2023 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,750,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through April 2025.  On February 28, 2023, the Company entered into a purchase agreement with the institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $876,250 in October and November 2023 and a remaining available amount of $16,907,148 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). There were no sales of shares of the Company’s common stock pursuant to the sales agreement in October and November 2023. The remaining available amount of $33,578,860 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). During October 2023, the licensee requisitioned material under this agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to full commercialization as we expand our activities and operations. We currently have no debt to service.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 3 – REVENUE

The Company's first commercial agreement occurred in May 2023, the form of a (4) year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement. Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments. The License Agreement is a non-exclusive material supply and license agreement.

Timing of Revenue Recognition and Contract Balances

All revenues are recognized over time commencing with the License Agreement in May 2023. No revenues were recognized for the three and nine month period ending September 30, 2023 since the licensee did not requisition material as of September 30, 2023. An up-front licensing fee in the amount of $50,000 was paid during the nine month period ending September 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of September 30, 2023.

Contract balances are as follows:

	September 30, 2023	December 31, 2022

Accounts receivable, net	$—	$—
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term liability deferred revenue	$50,000	$—
Long-term liability deferred revenue	$—	$—

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 3 – REVENUE (CONTINUED)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

NOTE 4 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023.  The loan and interest were repaid in February and March 2023. The Company recorded $0 and $11,125 of interest income for the three and nine months ended September 30, 2023 and used the average exchange rate for the conversion of the EUR denominated interest income for the period.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2023	December 31, 2022

Insurance	$316,315	$218,767
License	79,357	94,195
Prototype devices	40,473	40,473
Lease incentive receivable	38,736	—
Rent	36,525	36,525
Investor relations	33,433	18,250
Other	18,184	45,675
Legal	—	83,941
Deposit for equipment	—	59,850
Loan interest receivable	—	13,669

Prepaid expenses and other current assets	$563,023	$611,345

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2023	December 31, 2022

Office equipment	$136,734	$119,404
Lab equipment	7,852,126	6,234,777
Furniture	74,119	33,128
Leasehold Improvements	321,815	184,843
	8,384,794	6,572,152
Less: Accumulated depreciation	4,787,683	4,052,885

	$3,597,111	$2,519,267

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the nine months ending September 30, 2023 and 2022 was $734,798 and $699,423. Depreciation expense for the three months ending September 30, 2023 and 2022 was $242,454 and $246,507. During the nine months ending September 30, 2023, the Company sold equipment for proceeds of $590 and a loss of $581. During the three and nine months ending September 30, 2022, the Company retired $70,963 of leasehold improvements.

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

Patents consist of the following:

	September 30, 2023	December 31, 2022

Patents	$1,821,124	$1,606,064
Less: Accumulated amortization	638,431	575,729

Total intangible assets	$1,182,693	$1,030,335

Amortization expense for the nine months ending September 30, 2023 and 2022 was $62,703 and $58,862. Amortization expense for the three months ending September 30, 2023 and 2022 was $24,000 and $15,229. There were no patent costs written off for the three and nine months ending September 30, 2023 and 2022.

NOTE 8 – LEASES

On October 30, 2017, the Company entered into a lease agreement to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility.  The term of the lease was sixty one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months.  Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease.  On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord.  The consideration of $260,000 was received on November 1, 2017.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

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

The Company is obligated under the Amended Lease for office, chemistry, clean room and research and development space. The aggregate minimum future lease payments under the Amended Lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2023	$91,550
2024	376,364
2025	387,666
2026	399,199
2027	411,174
Thereafter	2,781,183
4,447,136
Less discounted interest	(1,504,345)

TOTAL	$2,942,791

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 8 – LEASES (CONTINUED)

Rent expense amounting to $160,660 and $53,553 is included in research and development and general and administrative expenses for the nine months ended September 30, 2023. Rent expense amounting to $103,796 and $34,599 is included in research and development and general and administrative expenses for the nine months ended September 30, 2022. Rent expense amounting to $85,104 and $28,368 is included in research and development and general and administrative expenses for the three months ended September 30, 2023. Rent expense amounting to $34,599 and $11,533 is included in research and development and general and administrative expenses for the three months ended September 30, 2022.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the nine months ended September 30, 2023 and 2022 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2023. The Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through September 30, 2022 the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the three and nine month periods ending September 30, 2023, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of September 30, 2023.

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021.

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through September 30, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531, fair value. During the nine month period ending September 30, 2023, pursuant to the purchase agreement, the institutional investor purchased 779,945 shares of common stock for proceeds of $3,847,307 and the Company issued 7,069 shares of common stock as additional commitment fee, valued at $38,161, fair value. During the three month period ending September 30, 2023, the Company did not issue any shares pursuant to this purchase agreement. All of the registered shares under the purchase agreement have been issued as of September 30, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391, fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through September 30, 2023, the institutional investor purchased 1,970,455 shares of common stock for proceeds of $12,216,602 and the Company issued 41,447 shares of common stock as additional commitment fee, valued at $290,176, fair value. During the three month period ending September 30, 2023, pursuant to the purchase agreement, the institutional investor purchased 175,000 shares of common stock for proceeds of $1,113,500 and the Company issued 3,777 shares of common stock as additional commitment fee, valued at $25,302 fair value. During October and November 2023, pursuant to the purchase agreement, the institutional investor purchased 200,000 shares of common stock for proceeds of $876,250 and the Company issued 2,972 shares of common stock as additional commitment fee, valued at $14,221, fair value, leaving 57,362 in reserve for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent is entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the nine month period ending September 30, 2023, pursuant to the sales agreement, the investment banking company sold 172,115 shares of the Company’s common stock for proceeds of $1,378,474 after a payment of the commission in the amount of $42,634 to the investment banking company. During the three month period ending September 30, 2023, pursuant to the sales agreement, the investment banking company sold 97,115 shares of the Company’s common stock for proceeds of $734,945 after a payment of the commission in the amount of $22,731 to the investment banking company. During October and November 2023, pursuant to the sales agreement, the investment banking company did not sell any shares of the Company’s common stock.

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

On August 1, 2023, the Compensation Committee of the Board of Directors approved a grant totaling 6,238 Restricted Stock Awards to the Company’s outside director. The new RSA had a grant date fair value of $6.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSA was granted under the 2016 Equity Incentive Plan (“2016 Plan”). 218 shares from this grant vested on August 1, with the remaining vesting in 28 equal monthly installments in total of 215 shares beginning September 1, 2023.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

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

Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2023, options to purchase 2,473,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of September 30, 2023, options to purchase 6,022,307 shares of common stock have been issued and are outstanding, 129,174 restricted shares of common stock have been awarded under the 2016 Plan. As of September 30, 2023, 5,497,284 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2023: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 73.7% to 77.2%, risk-free interest rate between 3.37% to 4.27% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of September 30, 2023, there was $3,866,879 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2026.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Share-based compensation was recognized as follows:

	For the Nine	For the Nine
	Months Ending	Months Ending
	September 30, 2023	September 30, 2022

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	5,085,114	4,288,172
2016 Equity Incentive Plan restricted stock awards	198,253	67,467
Warrants	—	—

Total share-based compensation	$5,283,367	$4,355,639

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2023:

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Granted	1,751,667	$4.28 - $7.67	$5.29
Forfeited	(37,125)	$6.25 - $8.93	$7.13
Exercised	(673,408)	$0.67 - $5.22	$0.94

Outstanding, September 30, 2023	9,114,307	$0.51 - $16.81	$2.61

Exercisable, September 30, 2023	8,113,938	$0.51 - $16.81	$2.24

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2023 was $23,062,130. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $4.47 for the Company’s common stock on September 30, 2023. During the nine month period ending September 30, 2023, 504,408 options were exercised for proceeds of $467,324. During the nine month period ending September 30, 2023, 169,000 warrants were exercised for proceeds of $164,750.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	8,113,938	5.28 Years	$2.24

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2023 AND 2022

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the nine month period ending September 30, 2023 is as follows:

	Restricted Stock Awards
	Nine month period ended
	September 30, 2023

		Weighted Average
	Number of	Fair Value
	Shares	per Share

Non-vested, beginning of period	13,816	$9.65

Granted	105,854	5.31
Vested	(25,367)	5.24
Cancelled and forfeited	—	—

Non-vested, end of period	94,303	$5.96

Restricted stock awards are being amortized to expense over the vesting period. As of September 30, 2023 and 2022, the unamortized value of the restricted stock awards was $496,736 and $0, respectively.

NOTE 12 – RELATED PARTY

At September 30, 2023 the Company had a legal accrual to related party of $99,500, travel and office expense accrual of officers in the amount of $10,550, accounting service fee accrual and expense reimbursements to related parties of $7,962 offset by prepaid director operations committee fees in the amount of $26,400. At December 31, 2022 the Company had a legal accrual to a related party of $60,577, fees and consulting expense accruals of advisory board members in the amount of $18,000, fees to directors in the amount of $13,500, travel and office expense accruals of officers in the amount of $4,859 and accounting service fee accrual and expense reimbursement to related parties of $3,233.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the nine months ending September 30, 2023 and 2022, a contribution of $51,413 and $40,585 was charged to expense for all eligible non-executive participants. For the three months ending September 30, 2023 and 2022, a contribution of $18,554 and $13,498 was charged to expense for all eligible non-executive participants.

NOTE 14 – SUBSEQUENT EVENTS

During October 2023, the licensee requisitioned material under the material supply and license agreement that incorporates the Company’s patented electro-optic polymer materials for use in manufacturing photonic devices.

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

Artificial Intelligence (AI) has been integrating deeper within our daily activities with applications to make us more efficient and possibly smarter. The impact on the internet is huge, and the internet is based on an optical network that utilizes data centers to route and switch traffic or information to and from destinations. Data centers are being upgraded today in a fashion that the industry has not seen before. The expected demands of increased traffic, information, and data driven by AI is changing the way the internet is being operated. AI is now creating new and interesting market opportunities to upgrade the internet. Three of these are important today: density, speed, and low power and these are very well aligned with our high performance electro-optic polymers. We are designing high performance polymer modulator optical engines to support the rise and growth of AI as it generates more information that will travel through the internet and optical network.

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

We expect our initial modulator products will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes. Our devices are highly linear and can also enable the performance required to take advantage of more advance complex encoding schemes if required.

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

Recent Significant Events and Milestones Achieved

During February and March 2018, we moved our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. In August 2018 we completed (ahead of schedule) our fully equipped on-site fabrication facility to expand our high-speed test and design capabilities. In August 2023, we completed new laboratory production facilities, expanding the Englewood facility by over 65%, nearly 10,000 square feet, for a total of approximately 23,500 square feet to support new commercial activity, including enabling commercial device testing and evaluation, production reliability testing, laser characterization, SEM analysis and the expansion of our Company's chemical synthesis production line. Our Englewood facility streamlines all of our Company’s research and development and production workflow for greater operational efficiencies

During March 2018, our Company, together with our packaging partner, successfully demonstrated packaged polymer modulators designed for 50Gbaud, which we believe will allow us to scale our P2IC™ platform with our Mach-Zehnder ridge waveguide modulator design as well as other photonics devices competitively in the 100Gbps and 400Gbps datacom and telecommunications applications market. We are currently fine-tuning the performance parameters of these prototypes in preparation for customer evaluations.

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

In August 2018 we announced the completion (ahead of schedule) of our fully equipped on-site fabrication facility, where we are expanding our high-speed test and design capabilities. We also announced the continuation of the building of our internal expertise with the hiring of world-class technical personnel with 100Gbps experience. In August 2023, we announced the completion of new laboratory production facilities, expanding our corporate headquarters by over 65%, nearly 10,000 square feet, for a total of approximately 23,500 square feet to support new commercial activity, including enabling commercial device testing and evaluation, production reliability testing, laser characterization, SEM analysis and the expansion of our Company's chemical synthesis production line.

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

On August 21, 2023, we announced the completion of new laboratory production facilities, expanding our corporate headquarters by over 65%, nearly 10,000 square feet, for a total of approximately 23,500 square feet to support new commercial activity, including enabling commercial device testing and evaluation, production reliability testing, laser characterization, SEM analysis and the expansion of our Company's chemical synthesis production line.

On October 3, 2023, we announced our receipt of the 2023 Industry Award for Most Innovative Hybrid PIC/Optical Integration Platform from the European Conference on Optical Communications (ECOC) – a premier industry exhibition – held in Glasgow, Scotland from October 2-4, 2023. ECOC is one of the leading conferences on optical communication and attracts top industry minds from across the world. The ECOC awards emphasize technology and product commercialization, highlighting significant achievements in advancing the business of optical communications, transport, networking, fiber-based products, photonic integration circuits and related developments. The Innovative Product category with 5 subcategories looks across the industry at new products driving change in their respective market segment, and what is timely and helping to increase the use of optics. Metrics include design features that are photonics, electronics, thermal, mechanical, chemical, environmental and carbon footprint based.

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

Results of Operations

Comparison of three months ended September 30, 2023 to three months ended September 30, 2022

Revenues

The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (the “Licensed Product”). All revenues are recognized over time commencing with the Company’s first commercial agreement in May 2023. No revenues were recognized for the three-month period ending September 30, 2023 since the licensee did not requisition material as of September 30, 2023. An up-front licensing fee in the amount of $50,000 was paid during the three-month period ending June 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of September 30, 2023. During October 2023, the licensee requisitioned material under the License Agreement. The Company will recognize related revenue during the quarter ending December 31, 2023.

Operating Expenses

	For the Three Months Ending September 30, 2023	For the Three Months Ending September 30, 2022	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$4,040,941	$3,587,692	$453,249	13%
General and administrative	1,345,335	1,144,624	200,711	18%
	$5,386,276	$4,732,316	$653,960	14%

Research and development expenses increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases in research and development salary expenses, research and development non-cash stock option and RSA amortization, rent expense, recruiting fees, chemistry and wafer fabrication materials and supplies and research and development consulting expenses, offset by decreases in prototype device development and research and development travel expenses.

Research and development salary expenses increased by $509,236 in the three months ended September 30, 2023, compared to the same period in 2022. Research and development non-cash stock option and RSA amortization expenses increased by $154,175 in the three months ended September 30, 2023, compared to the same period in 2022. Rent expense increased by $87,689 in the three months ended September 30, 2023, compared to the same period in 2022. Recruiting fees increased by $34,315 in the three months ended September 30, 2023, compared to the same period in 2022. Chemistry and wafer fabrication materials and supplies increased by $26,352 in the three months ended September 30, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $13,236 in the three months ended September 30, 2023, compared to the same period in 2022. These increases were offset by a decrease in prototype device development expenses of $385,725 and a decrease in research and development travel expense of $24,234 in the three months ended September 30, 2023, compared to the same period in 2022.

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

General and administrative expenses increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases in general and administrative non-cash stock option and RSA amortization, salary, office expenses, general and administrative consulting fees, rent expense, accounting and software expenses, offset by a decrease in legal fees.

General and administrative non-cash stock option and RSA amortization expenses increased by $91,667 in the three months ended September 30, 2023, compared to the same period in 2022. Salary expense increased by $49,153 in the three months ended September 30, 2023, compared to the same period in 2022. Office expenses increased by $43,880 in the three months ended September 30, 2023, compared to the same period in 2022. General and administrative consulting fees increased by $37,600 in the three months ended September 30, 2023, compared to the same period in 2022. Rent expense increased by $29,319 in the three months ended September 30, 2023, compared to the same period in 2022. Accounting expenses increased by $27,564 in the three months ended September 30, 2023, compared to the same period in 2022. Software expenses increased by $26,479 in the three months ended September 30, 2023, compared to the same period in 2022. Legal expenses decreased by $130,025 in the three months ended September 30, 2023, compared to the same period in 2022.

Other Income (Expense)

	For the Three Months Ending September 30, 2023	For the Three Months Ending September 30, 2022	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Other Income/(Expense)	$221,685	$(71,067)	$292,752	412%

Other income increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in interest income earned on money market account of $220,025 and a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $47,868.

Net Loss

	For the Three Months Ending September 30, 2023	For the Three Months Ending September 30, 2022	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$5,164,591	$4,803,383	$361,208	8%

Net loss was $5,164,591 and $4,803,383 for the three months ended September 30, 2023 and 2022, respectively, for an increase of $361,208 due primarily to increases in salaries, non-cash stock option and RSA amortization expense, rent expense, consulting fees, office expense, research and development recruiting fees, accounting fees, software expense and wafer fabrication materials and supplies expenses, offset by decreases in prototype device development expenses, legal fees, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and research and development travel expenses and an increase in other income resulting from interest income earned on money market account.

Results of Operations

Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022

Revenues

The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (the “Licensed Product”). All revenues are recognized over time commencing with the Company’s first commercial agreement in May 2023. No revenues were recognized for the nine month period ending September 30, 2023 since the licensee did not requisition material as of September 30, 2023. An up-front licensing fee in the amount of $50,000 was paid during the nine month period ending September 30, 2023 and is recorded in short term liability deferred revenue in the Company’s balance sheet as of September 30, 2023. During October 2023, the licensee requisitioned material under the License Agreement. The Company will recognize related revenue during the quarter ending December 31, 2023.

Operating Expenses

	For the Nine Months Ending September 30, 2023	For the Nine Months Ending September 30, 2022	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Research and development	$12,006,758	$8,994,047	$3,012,711	33%
General and administrative	3,879,515	3,017,191	862,324	29%
	$15,886,273	$12,011,238	$3,875,035	32%

Research and development expenses increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases in research and development salary expenses, research and development non-cash stock option and RSA amortization, recruiting fees, employee relocation expenses, chemistry and wafer fabrication materials and supplies, research and development consulting expenses, testing expenses and rent expense.

Research and development salary expenses increased by $1,216,792 in the nine months ended September 30, 2023, compared to the same period in 2022. Research and development non-cash stock option and RSA amortization expenses increased by $785,224 in the nine months ended September 30, 2023, compared to the same period in 2022. Recruiting fees increased by $201,541 in the nine months ended September 30, 2023, compared to the same period in 2022. Employee relocation expenses increased by $178,626 in the nine months ended September 30, 2023, compared to the same period in 2022. Chemistry and wafer fabrication materials and supplies increased by $141,719 in the nine months ended September 30, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $124,930 in the nine months ended September 30, 2023, compared to the same period in 2022. Research and development testing expenses increased by $106,604 in the nine months ended September 30, 2023, compared to the same period in 2022. Rent expense increased by $98,267 in the nine months ended September 30, 2023, compared to the same period in 2022.

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

General and administrative expenses increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases in general and administrative non-cash stock option and RSA amortization, legal fees, general and administrative consulting fees, D&O insurance expenses, accounting fees, general and administrative salary expenses, investor relations expenses, office expenses, rent expense and software expenses.

General and administrative non-cash stock option and RSA amortization expenses increased by $142,505 in the nine months ended September 30, 2023, compared to the same period in 2022. Legal fees increased by $136,096 in the nine months ended September 30, 2023, compared to the same period in 2022. General and administrative consulting fees increased by $104,100 in the nine months ended September 30, 2023, compared to the same period in 2022. D&O insurance expenses increased by $96,839 in the nine months ended September 30, 2023, compared to the same period in 2022. General and administrative salary expenses increased by $68,267 in the nine months ended September 30, 2023, compared to the same period in 2022. Accounting fees increased by $67,798 in the nine months ended September 30, 2023, compared to the same period in 2022. Investor relations expenses increased by $54,714 in the nine months ended September 30, 2023, compared to the same period in 2022. Office expenses increased by $52,693 in the nine months ended September 30, 2023, compared to the same period in 2022. Rent expense increased by $34,619 in the nine months ended September 30, 2023, compared to the same period in 2022. Software expenses increased by $31,155 in the nine months ended September 30, 2023, compared to the same period in 2022.

Other Expense

	For the Nine Months Ending September 30, 2023	For the Nine Months Ending September 30, 2022	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Other Expense	$(212,083)	$(150,504)	$(61,579)	41%

Other expenses increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $426,701 offset primarily by a higher interest income earned on money market account in the amount of $337,454.

Net Loss

	For the Nine Months Ending September 30, 2023	For the Nine Months Ending September 30, 2022	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Net Loss	$16,098,356	$12,161,742	$3,936,614	32%

Net loss was $16,098,356 and $12,161,742 for the nine months ended September 30, 2023 and 2022, respectively, for an increase of $3,936,614 due primarily to increases in salary expense, non-cash stock option and RSA amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, research and development recruiting fees, research and development employee relocation costs, chemistry and wafer fabrication materials and supplies, consulting fees, testing expenses, rent, D&O insurance, legal fees, accounting fees, investor relations fees, office expenses and software expenses offset by a decrease primarily related to a higher interest income earned on money market account.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was proceeds from the sale of common stock to Lincoln Park pursuant to purchase agreements with the institutional investor and proceeds from sale of common stock by Roth Capital pursuant to the at the market sale agreement with the investment banking company as described in Note 10 to the Financial Statements, proceeds received pursuant to the exercise of options and warrants and a proceed received under a material supply and license agreement which the Company recorded as deferred revenue as of September 30, 2023.

All of the registered shares under the January 21, 2019 purchase agreement with Lincoln Park have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park (the “2021 Purchase Agreement”) have been issued as of June 30, 2023. On February 28, 2023, our Company entered into a purchase agreement with Lincoln Park (the “2023 Purchase Agreement”) to sell up to $30 million of common stock over a 36-month period, with $16.9 million remaining on the 2023 Purchase Agreement as of the date of this filing. On December 9, 2022, our Company entered into the Roth Sales Agreement with Roth Capital, as sales agent, whereby pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $33.6 million remains available to our Company pursuant to the Roth Sales Agreement.

During the nine months ended September 30, 2023, our Company received $16,063,909 in proceeds pursuant to the 2021 Purchase Agreement and 2023 Purchase Agreement with Lincoln Park, $1,378,474 in proceeds pursuant to the Roth Sales Agreement with Roth Capital, $632,074 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement which the company recorded as deferred revenue as of September 30, 2023. During the year ended December 31, 2022, our Company received $12,775,268 in proceeds pursuant to the 2021 Purchase Agreement with Lincoln Park and $653,895 in proceeds pursuant to the exercise of options and warrants.

During the nine months ended September 30, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers. During the year ended December 31, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,750,000 of expenditures per month over the next 12 months.

We expect the 2023 Purchase Agreement with Lincoln Park and the Roth Sales Agreement, which we detail below, to provide us with sufficient funds to maintain our operations over that period of time. Our current cash position enables us to finance our operations through April 2025 before we will be required to replenish our cash reserves pursuant to the 2023 Purchase Agreement Lincoln Park or the Roth Sales Agreement. Our cash requirements are expected to increase at a rate consistent with our Company’s path to revenue growth as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

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

2021 and 2023 Purchase Agreements - Lincoln Park

On October 4, 2021, our Company entered into the 2021 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $33 million of our common stock (subject to certain limitations) from time to time over a 36-month period. All of the registered shares under the 2021 Purchase Agreement with Lincoln Park have been issued as of June 30, 2023. On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the 2023 Purchase Agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the 2023 Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this financing to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

There are no trading volume requirements or restrictions under the 2023 Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the 2023 Purchase Agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the 2023 Purchase Agreement.

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

We cannot assure you that we will meet the conditions of the 2023 Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock, and we cannot assure you that we will be able to sell any shares under or fully utilize the Roth Sales Agreement. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

Analysis of Cash Flows

For the nine months ended September 30, 2023

Net cash used in operating activities was $9,913,798 for the nine months ended September 30, 2023, primarily attributable to the net loss of $16,098,356 adjusted by $5,085,114 in options issued for services, $198,253 amortization of deferred compensation, $607,728 in common stock issued for services, $797,500 in depreciation expenses and patent amortization expenses, $138,502 amortization of right of use asset, $581 loss on disposal of property and equipment, $87,058 in prepaid expenses and ($730,178) in accounts payable, accrued expenses, deferred revenue and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,386,164 for the nine months ended September 30, 2023, consisting of $215,061 in cost for intangibles, $1,813,813 in asset additions for the Colorado headquarter facility and labs offset by $642,120 in a loan repayment and $590 in proceeds on sale of property and equipment.

Net cash provided by financing activities was $18,074,457 for the nine months ended September 30, 2023 and consisted of $632,074 in proceeds from exercise of options and warrants, $16,063,909 in proceeds from resale of common stock to an institutional investor and $1,378,474 in proceeds from at the market sale of common stock by an investment banking company.

On September 30, 2023, our cash and cash equivalents totaled $30,876,646, our assets totaled $39,104,017, our liabilities totaled $3,683,798 and we had stockholders’ equity of $35,420,219.

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

Contractual Obligations

On November 22, 2022, our Company entered into an amendment to its operating lease to lease an additional 9,684 square feet of adjacent office and warehouse space that became effective June 1, 2023. See Note 8 - Leases to the financial statements herein for a discussion of the lease amendment. There have been no other material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2023.

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

At September 30, 2023, we had $30.9 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At September 30, 2023, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

No material legal proceedings.

Item 1A	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $5.1 million for the nine months ended September 30, 2023 and a net loss of $17.2 million for the year ended December 31, 2022 and $18.6 million for the year ended December 31, 2021. As of September 30, 2023, we had an accumulated deficit of $122.9 million. We anticipate that we will continue to incur operating losses through at least 2023.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through April 2025; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the 2023 Purchase Agreement and the Roth Sales Agreement; we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $16.9 million that is available to our Company pursuant to the 2023 Purchase Agreement with Lincoln Park, and $33.6 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

Item 2	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the period covered by this report, we sold the following securities without registering the securities under the Securities Act:

Date	Security
July 18, 2023	Common Stock — 19,000 shares of common stock at $0.78 per share pursuant to a warrant exercise.

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

Amendment and Restatement of Bylaws

On November 9, 2023, the Board of Directors amended and restated the Company’s restated bylaws (the “Bylaws”), effective immediately, primarily to: (i) amend the advance notice provision for stockholder nominations and proposals, and insert additional provisions, including, (a) updating the deadline for stockholders to submit notice to the Company of nominations and proposals (other than a stockholder proposal submitted under Rule 14a-8 of the Securities Exchange Act of 1934, as amended) to be not less than 120 days nor more than 150 days prior to the one-year anniversary of the Company’s proxy statement for the annual meeting for the preceding year, (b) requiring matters to be brought before an annual meeting to be brought only by a stockholder who is a stockholder of record of the Company, (c) requiring the inclusion of certain information about the stockholder and any Interested Person as defined in the Bylaws, (d) compliance with other matters and the submission of certain information, all as more fully described in the bylaws; (iii) amend the range of dates that the Board may fix as the record date for a meeting, (iv) amend the maximum age of directors, (v) amend the voting threshold to remove a director from office, (vi) make other changes to reflect updates in technology, and (vii) make other ministerial and conforming changes.

Pursuant to the Bylaws, stockholder proposals (including recommendations of nominees for election to the board of directors), other than a stockholder proposal submitted pursuant to SEC Rule 14a-8, in order to be voted on at the 2024 Annual Meeting, must be received by us not earlier than November 16, 2023 and not later than December 16, 2023 being, respectively, 150 days and 120 days prior to the one-year anniversary of the Company’s proxy statement for the annual meeting for the preceding year.

Trading Arrangements

On July 19, 2023, Fred Leonberger, a member of our Company’s Board of Directors, adopted a non-Rule 10b5–1 trading arrangement as defined in Item 408(c) of Regulation S-K. The arrangement provided for the sale of 49,000 shares of the Company’s common stock and it terminated on July 19, 2023, after all of the shares were sold. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

Item 6	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Bylaws	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 9, 2023