Form 10-K
period 2023-12-31
Lightwave Logic, Inc.
filed 2024-02-29
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to________________________

Commission file number: 001-40766

Lightwave Logic, Inc.

(Exact name of registrant as specified in its charter)

Nevada	82-0497368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

369 Inverness Parkway, Suite 350, Englewood, CO	80112
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including Area Code): 720-340-4949

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LWLG	The NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $805,311,165 as of June 30, 2023.

As of February 29, 2024, there were 119,184,778 shares outstanding of the registrant’s common stock, $.001 par value.

Documents incorporated by reference. Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2023.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements.

Factors that are known to us that could cause a different result than projected by the forward-looking statement, include, but are not limited to:

•	inability to generate significant revenue or to manage growth;
•	lack of available funding;
•	lack of a market for or market acceptance of our products;
•	competition from third parties;
•	general economic and business conditions;
•	intellectual property rights of third parties;
•	changes in the price of our stock and dilution;
•	regulatory constraints and potential legal liability;
•	ability to maintain effective internal controls;
•	security breaches, cybersecurity attacks and other significant disruptions in our information technology systems;
•	changes in technology and methods of marketing;
•	delays in completing various engineering and manufacturing programs;
•	changes in customer order patterns and qualification of new customers;
•	changes in product mix;
•	success in technological advances and delivering technological innovations;
•	shortages in components;
•	production delays due to performance quality issues with outsourced components;
•	those events and factors described by us in Item 1.A “Risk Factors”;
•	other risks to which our Company is subject; and
•	other factors beyond the Company’s control.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2023, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2023 we worked with silicon-based foundry partners to help scale in volume our polymer modulator devices and we received working modulator chips from these foundries. We have advanced and matured our interactions with our foundry partners and we continue to receive working modulator chips for prototyping. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on product development, 2) Patent licensing and 3) Technology transfer to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous across many market verticals over and above the optical fiber optic communications markets.

Generative Artificial Intelligence (G-AI) has been integrating deeper within our daily activities with applications to make us more efficient and possibly smarter. The impact on the internet is huge, and the internet is based on an optical network that utilizes data centers to route and switch traffic or information to and from destinations. Data centers are being upgraded today in a fashion that the industry has not seen before with significant investments of capital. The expected demands of increased traffic, information, and data driven by G-AI is changing the way the internet is being operated. G-AI is now creating new and interesting market opportunities to upgrade the internet. Three of these opportunities are important today: density, speed, and low power and these are very well aligned with our high performance electro-optic polymers modulator platform. We are designing high performance polymer modulator optical engines to support the rise and growth of G-AI as it generates more information that will travel through the internet and optical network. While we are not directly a G-AI company designing electronic processors, we do see immediate benefits of enabling higher levels of information to cross the internet using our optical polymer modulator platform.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components. We have seen increased interest in our materials during 2023 and we are in discussions on future license agreements.

Materials Development

Our Company designs and synthesizes organic chromophores for use in its own proprietary electro-optic polymer systems and photonic device designs. A polymer system is not solely a material, but also encompasses various technical enhancements necessary for its implementation. These include host polymers, poling methodologies, and molecular spacer systems that are customized to achieve specific optical properties. Our organic electro-optic polymer systems compounds are mixed into solution form that allows for thin film application. Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability, and cost-efficiency. We believe our proprietary and unique polymers have the potential to replace more expensive, higher power consuming, slower-performance materials such as semiconductor-based modulator devices that are used in fiber-optic communication networks today.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability that enables our core molecular structures to maintain stability under a broad range of operating conditions.

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems, and systems that we will develop or enable our partners to fully commercialize. Examples of our partners include: electro-optic device manufacturers, contract manufacturers, original equipment manufacturers, foundries, packaging and assembly manufacturers etc. Our Company contemplates future applications in market verticals that may address the needs of semiconductor companies, optical network companies, Web 2.0/3.0 media companies, high performance computing companies, telecommunications companies, aerospace companies, automotive companies, as well as for example, government agencies and defense entities.

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

Polymer Photonic Integrated Circuits (P2IC™)

Our Company also designs its own proprietary Photonic Integrated Circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable an ultra-miniaturization footprint that is needed to increase the number of photonic functions residing on a semiconductor chip. We see this creating a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a multi-channel polymer PIC. The number of channels can be varied depending on application. For example, the number of photonic components could increase by a factor of 4, 8, or 16. Another type of integration is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

Current semiconductor photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide (GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack™, Polymer Plus™, Polymer Slot™, and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques. Our electro-optic polymer material will boost the performance of standard PIC platforms such as silicon photonics and indium phosphide.

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries using standard clean room tooling. These approaches enable our Polymer Plus™ and Polymer Slot™ device platforms to not only be competitive but fully integrated with foundries. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that can include either silicon or indium phosphide.

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

Organic polymer materials have free electrons that allow for limitless potential to combine with other molecular structures, which allows for multiple options and combinations to improving performance characteristics. Importantly, because they can be applied to optical structures in thin-film liquid form, it is possible to imbue electro-optic ability to highly miniaturized slot structures. Organic polymer materials are also more economic to manufacture in comparison to growing exotic crystals that are prone to contamination and further must be sliced into thin wafers. Our Company believes that the combination of less expensive manufacturing cost, ease of application, and better scalability, together with a lower cost of ownership due to lower heat dissipation (requiring less cooling), will create enormous demand for our polymer material through supply agreements as well as polymer based products.

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

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures that exceed 1750C. Additionally, these materials have demonstrated photochemical stability, even after being subjected to high intensity light for over 5,000 hours and exhibited little electro optic degradation even after being continuously exposed at 1100C. This operating temperature exceeds the maximum commercial operating temperatures of approximately 850C, found in large data centers. These devices were prototyped using ridge waveguide design. Polymer based ridge waveguide modulators prototypes called a Polymer Stack™ have performed with 3dB bandwidths that exceed 70GHz.

The Ridge Waveguide Modulator (Polymet Stack™ )

A ridge waveguide modulator is a type of modulator where the waveguide is fabricated within a layer of our electro-optic polymer system. Various cladding materials and electrodes are layered over the core polymer. The polymer materials are then part of an integrated photonics platform that can house other photonic devices, such as lasers, waveguides etc.

In April 2017 we achieved bandwidth suitable for 25Gbps data rates in an all-organic polymer ridge waveguide intensity modulator prototype, a significant improvement over our initial 10Gbps device modulator prototype that was announced the previous year. This breakthrough was significant because a 25Gbps data rate is important to the optical networking industry because this data rate is a key requirement for achieving 100 Gbps (using 4 channels of 25 Gbps). In July 2017 we advanced our high-speed modulation performance to satisfy 28Gbps data rates for QSFP28 standards which are also utilized for 100Gbps data center applications.

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

We are now further optimizing our high-performance modulators for additional specifications that are beginning to be required by the fiber communications industry for applications such as networks running at data rates of 800Gbps and 1600Gbps. 800Gbps will require combining 4 channels of 200Gbps utilizing PAM4 encoding schemes which will prove challenging for many existing modulator technologies. Our technology platform has the capability and potential to address 4 channels of 400Gbps utilizing PAM4 encoding schemes in the near future, thus creating a roadmap of increased performance for the industry. Furthermore, we are collaborating with industry partners to optimize the packaging our modulators so that potential customers can evaluate our high-performance modulators in their systems. This effort will also aid in addressing one of the most under-evaluated processes of developing high speed devices onto a new and novel technology platform which is robustness and reliability. We have already made extensive progress with our polymer materials on this front, and now we are integrating our robust polymer materials onto an integrated photonics platform to provide customers with a more miniaturized, higher performance solution for their data rich systems.

While our initial focus is to address data communications and telecommunications network applications along with cloud computing/data center needs, we believe that in the future we will have additional opportunities over and above G-AI to address other applications such as: backplane optical interconnects, photovoltaic cells, medical applications, satellite reconnaissance, navigation systems, radar applications, optical filters, spatial light modulators; and all-optical switches.

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

We are aware of other academic and commercial development efforts—some by larger companies with vastly more financial resources than we possess. However, we believe that no one yet has developed organic polymer materials that have demonstrated the combination of thermal stability, photochemical stability and reliability that can meet or exceed commercial specifications.

Our Electro-Optic Photonic P2IC™ Device Approach

Our electro-optic devices are built around our proprietary organic polymer material systems that we believe will enable better performance than the current embedded legacy technology built around inorganic materials. We also believe that the inherent flexibility of being able to apply our organic polymer materials in liquid thin-film form will accelerate the move toward ultra-miniaturization of Polymer Photonic Integrated Circuits (P2ICTM) by increasing the number of photonic circuits on a single chip. Polymer photonics is the application of polymers on to a platform such as silicon where there are both active and passive photonic component designs. In polymer photonics, polymer devices such as modulators, waveguides, and multiplexers can be fabricated on to a silicon platform that acts as a package as well as a base for mounting lasers (which are needed to source the light).

Our initial device, though highly miniaturized, utilizes conventional design and fabrication techniques in the industry. Our future devices will utilize silicon photonics (SiPh) technology, which can support highly miniaturized slot waveguides structures etched in large format (200mm), low cost, and less expensive silicon wafers coated with our organic electro-optic polymers. The low-cost structure compares well to compound semiconductor technologies such as GaAs (Gallium arsenide) and InP (Indium Phosphide), which suffer from small format wafers that do not allow the economies of scale in high volume fabrication plants. The degree of miniaturization possible of the slot modulator using SiPh is not technically feasible to accomplish with inorganic crystalline materials. Although this may not always remain the case, presently there are nearly insurmountable technical difficulties that are inherent to a crystalline molecule. We now have the capability to model, simulate and design photonic integrated circuits (PICs) in-house and we are currently developing 4 channel electro-optic polymer modulators.

Our Intellectual Property

Our research and development efforts over the last 10+ years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the few years as we are developing our P2IC™ into prototypes. We have actively filed technical utility patents and are currently in the process of readying a number of other inventions for formal filings in 2024 and 2025. We expect to continue innovating with our P2IC platform over the next decade. We had additional patents issued or published over the past year indicating that our technology is being recognized as being unique.

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

In total, our patent portfolio currently consists of 67 granted patents that include 54 from the US, 1 from World International Property Organization (WIPO), 1 from Canada, 6 from the EU, 2 from Japan and 3 from China.

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

Computing power is increasing significantly in part due to Generative Artificial Intelligenc (G-AI). In the graph above, large language models are requiring large GPU clusters, which is driving more information on the internet. This coupled with the heavy power consumption becomes a driving factor to reduce power in data centers and other nodes that utilize computational processing. The leverage of low power, high speed polymer modulators will alleviate these issues in the near future.

The above graphic shows that for large Graphical Processing Units (GPUs), power consumption is a key metric to be addressed. The graphic also shows that the role of optics is now becoming significant, and lower power optical components and PICs such as polymer modulators have the potential to address and mitigate the growing trend of increased power consumption in G-AI datacenter applications.

Within the datacenter environment, the power contribution of incumbent modulators is very high and needs to be reduced, especially at the new network nodes of 800Gbps, and more so at 1600Gbps. The role of polymer PIC based electro-optic modulators will be to reduce power consumption at these higher data rates, and provide power competitive fiber optic transceivers at 800Gbps, 1600Gbps and even 3200Gbps in the near future. In the graphic above, there are huge polymer modulator opportunities that include fiber optic transceivers, silicon photonics, and other platforms such as high-performance computing, RF, quantum computing etc. Electro-optic polymers enable higher performance data communcations in a number of fiber optic market verticals.

The global device and connection growth market share as forecasted by Yole Developpment (see below) in their optical transceivers for datacom and telecom report (2021) is expected to grow from $18B in 2018 to approximately $30B in 2023 as can be seen by the figure below (Source: Yole Developpment). The compound annual growth is expected to reach a healthy 10% for the period 2018 to 2023. This market has machine to machine market vertical at nearly 50% of the market share by 2023, followed by smartphones, TVs and game consoles, non-smartphones, Personal computers, other, and tablets.

The datacom optics revenue forecast ranging from 2020 through 2026, and onto 2032 is shown in the graphic below. This data is also sourced from Yole Developpment and is reported in their co-packaged optics for data centers report in 2022. The data shows that the datacom optics revenues have grown from nearly $6B in 2020 to a forecast that exceeds $15B in 2026, and over $28B by 2032. The respective compound annual growth rates are a very healthy 19% for 2020-2026, and a healthy 11% for the period 2026-2032. The market is segmented into three major categories that include: Active optical cable and embed optical modules, ethernet, and co-packaged optics/on-board optics. In all of these categories the growth of PIC based engines for optical transceivers being utilized in datacom optics is expected to grow quickly. In all of these segments today, many of the optical engines are either indium phosphide or silicon photonics based. These optical engines are expected to be upgraded with hybrid PIC solutions that improve the overall performance of the PIC.

The optical transceiver revenue forecast ranging from 2020 through 2026 by market segment is shown in the figure below. This data is also sourced from Yole Development, and is reported in their optical transceivers for datacom and telecom market report published in 2021. The data shows that the optical transceiver revenues have grown from nearly $10B in 2020 to forecast that approaches $21B in 2026. The respective compound annual growth rates are a healthy 14% for the period 2020-2026. The market is segmented into two major categories that include: Datacom and telecom. In these categories the growth of PIC based engines for optical transceivers being utilized in both datacom and telecom is expected to grow quickly using hybrid solutions that are expected to incorporate electro-optic polymer technologies.

A large driver of the growth of the optical transceiver market is the corresponding growth of - and the “need for speed” by - the large data center operators lead by Amazon. Data sourced from Lightcounting shows the rapid adoption and growth of each generation of speed. As noted earlier, our unique polymer technology platform has inherent advantages for the requirements of 800Gbps. While this graphic does not show market revenue for 1600Gbps and 3200Gbps, these higher performing datarates are being planned on roadmaps today.

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

Industry issues of scaling

The key issues facing the fiber-optic communications industry are the economic progress and scalability of any PIC based technological platform. Our polymer platform is unique in that it is truly scalable and is expected to become a high-performance engine for transceiver modules. Scalable means being able to scale up for high-speed data rates, while simultaneously being able to scale down in cost, and lower power consumption. This allows a competitive cost per data rate or cost per Gbps metric to be achieved.

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

An article by Dr, Michael Lebby that was recently published in broadband communities (BBC) magazine in early February 2023 discusses the virtues of polymer-based technologies as part of an industry technology roadmap. The article is entitled “The internet is the brick wall Nostradamus did not see coming.” In this article cost/performance metrics are discussed that show the trend to higher and higher data rates using PIC platforms that include very high speed, low power modulator devices.

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

Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration

Design philosophy: optimized reliability & performance

LIGHTWAVELOGIC®

- **World class chromophore design**
  - Very high glass transition temperature (T_g)
  - ~100°C delta between industry spec and T_g
  - Eliminates need for cross-linking
  - Protects material from de-poling (occurs when T_g is close to industry specification high limit)

Tg (Lightwave Logic polymers)
180°C
~100°C
Delta
100°C
70°C
Industry specification (0-70°C)
0°C
Typical transceiver spec for datacenter

Key Parameters
Current LWLG Chromophores vs Competition
LWLG
Competitors
Electro-optic efficiency (r33)
LWLG
Competitor
Glass Transition Temperature (Tg)
Decomposition Temperature (Td)
Photostability
Voltage (Vπ)
Absorbance (λmax)

Electro-optic material designed for reliability, stability, and overall operational performance

NB: These are *qualitative* analyses only: i.e. on a scale of 1-10, how "good" is the material in terms of the particular parameter.

© Lightwave Logic, Inc. Confidential Information – Not for public release

14

The above graphic shows the Company electro-optic material design philosophy of increased glass transition temperature. When the materials are designed with Tg above 170C, this equates to approximately 100C above the normal operating temperatures in a data center environment. This feature increases the material reliability significantly. Further, as the spider chart on the right of the above graphic indicates that key performance metrics of the Company’s electro-optic chromophores perform well against competition in parameters such as photostability, decomposition temperature, voltage, absorbance, glass transition temperature, and r33 (electro-optic efficiency). This positions the Company’s materials very well in the marketplace and eliminates the need to cross-link the polymers which jeopardizes stability and reliability.

The above graphic shows the increasing trend of improved electro-optic chromophores that have been developed by the Company. The graphic details improvements in r33, a measure of electro-optic efficiency of Perkinamine® electro-optic material. The r33 has improved using a box plot, approximately over 5X during the past 7 years, and is now very stable in testing.

The above graphic shows the increasing trend of improved electro-optic chromophores that have been developed by the Company in respect to decomposition temperature. The graphic details improvements in Td showing through the box plot extremely tight and improved material thermal stability over the past 3 years, and excellent results over the past year.

The above graphic shows the increasing trend of improved electro-optic chromophores that have been developed by the Company in respect to glass transition temperature. The graphic details improvements in Tg showing through the box plot extremely tight and improved material with Tg’s above 170C with tight control of the materials performance as measured in thin films.

Business Strategy

Our first revenue stream was obtained from our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components.

Specifically, our business strategy provides that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

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

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $15,903,689, $12,805,374, and $12,476,040 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Polymer Slot™

As part of supporting further improvement and scalability of our platform, we continue to develop more advanced device structures that include the Polymer Slot™. Our high performance, low power, extremely small footprint polymer photonics slot waveguide modulator utilizes a slot design that is part of PIC platform such as silicon photonics with one of our proprietary electro-optic polymer material systems as the enabling material layer. Performance results in 2023 from commercial foundries achieved key design specifications for the slot modulator.

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

With the combination of our proprietary electro-optic polymer material and the extremely high optical field concentration in the slot waveguide, the test modulators demonstrated very low operating voltage. Initial speeds exceeded 70GHz in the telecom, 1310nm, and 1550 nanometer frequency bands, and there were devices that exceeded over 100GHz 3dB bandwidth.

We are also continuing our collaborative development of our polymer photonic slot waveguide modulators (Polymer Slot™) with a partner that has advanced device design capabilities using Plasmonic technologies. Some of these devices demonstrated performance levels that exceeded 250GHz in 2022 with our partners.

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

We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only needs to achieve 80GHz bandwidth. During ECOC 2019, we showed environmental stability. We continue to develop our polymer materials and device designs to optimize additional metrics. We are now optimizing the device parameters for very low voltage operation. At the ECOC 2022 conference we demonstrated two different world record performances using polymer slot-based modulators.

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

Our Past Government Program Participation

Our Company has been a participant in several vital government sponsored research and development programs with various government agencies that protect the interests of our country. The following is a list of some of the various divisions of government agencies that have provided us with advisory, financial and/or materials support in the pursuit of high-speed electro-optic materials. Our previous relationships included:

•	National Reconnaissance Office (NRO)
•	Properties Branch of the Army Research Laboratory on the Aberdeen Proving Grounds in Aberdeen, Maryland
•	Defense Advance Research Project Agency (DARPA)
•	Naval Air Warfare Center Weapons Division in China Lake, California
•	Air Force Research Laboratory at Wright-Patterson Air Force Base in Dayton, Ohio

We are aware of a multitude of government programs that include for example the Chips and Science Act amongst others. As noted above, we are not currently partnered with or financially supported by any governmental agency at this time, however, we are exploring future opportunities as our Company grows and gains the additional resources and personnel necessary to support these efforts.

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

Hybrid PICs increase performance…

LIGHTWAVE

New hybrid PICs
Incumbent
Incumbent
Indium Phosphide
Silicon Photonics
All InP
Hybrid PICs
All SiPh
Polymer, dielectrics
(Additive to SiPh or InP)
Limited attributes
Limited attributes
InP laser ✓
InP passives ✓
InP modulator ✓ (limited)
InP electronics ✓ (limited)
Dielectric AWGs etc
(high performance)
Polymer modulator
(fast, low power)
Si laser ☒
SiP passives ✓
Si modulator (limited)
Si electronics ✓
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

Sources: *Lightwave Logic (LWLG) estimates using market research data

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

We believe that our current business planning will position our Company to compete adequately with respect to these factors. Our future success is difficult to predict because we are an early-stage company with most of products still in development.

Many of our existing and potential competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, these competitors may:

•	Succeed in developing products that are equal to or superior to our products and future products or that achieve greater market acceptance than our products and future products.
•	Devote greater resources to developing, marketing or selling their products.
•	Respond quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or products obsolete.
•	Introduce products that make the continued development of our products and/or future products uneconomical.
•	Obtain patents that block or otherwise inhibit our ability to develop and commercialize our future products.
•	Withstand price competition more successfully than we can.
•	Establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.
•	Take advantage of acquisition or other opportunities more readily than we can.

Employees and Human Capital

We currently have 33 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 2 additional full-time employees in 2024.

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

Available Information

We maintain a website at www.lightwavelogic.com. We make available on our website under “Investors” – “Financial & Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investors” – “Corporate Governance”, free of charge, our Audit Committee Charter, Compensation Committee Charter, Nominating And Corporate Governance Committee Charter, Operations Committee Charter and Code of Ethics and Business Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $21,038,032 for the year ended December 31, 2023, $17,230,480 for the year ended December 31, 2022, and $18,631,381 for the year ended December 31, 2021. We anticipate that we will continue to incur operating losses through at least 2024.

We may not be able to generate significant revenue either through customer contracts for our existing or future products or technologies or through development contracts from the U.S. government or government subcontractors. We expect to continue to make significant operating and capital expenditures for research and development and to improve and expand production, sales, marketing and administrative systems and processes. As a result, we will need to generate significant revenue to achieve profitability. We cannot assure you that we will ever achieve profitability.

We are subject to the risks frequently experienced by early-stage companies.

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	Establish significant product sales and marketing capabilities;
•	Establish and maintain significant markets for our products and future products;
•	Identify, attract, retain and motivate qualified personnel;
•	Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer based materials;
•	Develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships;
•	Maintain our reputation and build trust with customers;
•	Scale up from small pilot or prototype quantities to large quantities of product on a consistent basis;
•	Contract for or develop the internal skills needed to master large volume production of our products; and
•	Fund the capital expenditures required to develop volume production due to the limits of our available financial resources.

If we fail to effectively manage our growth, and effectively transition from our focus on research and development activities to commercially successful products, our business could suffer.

Failure to manage growth of operations could harm our business. To date, a large number of our activities and resources have been directed at the research and development of our technologies and development of potential related products including work in association with external partners. The transition from a focus on research and development to being a vendor of products requires effective planning and management. Additionally, growth arising from expected synergies from any future acquisitions will require effective planning and management. Future expansion will be expensive and will likely strain management and other resources.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through July 2025; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the purchase agreement for up to $30 million we entered into with Lincoln Park on February 28, 2023 (the "2023 Purchase Agreement”); and (ii) the sales agreement for up to $35 million we entered into with Roth Capital Partners, LLC (“Roth Capital”) on December 9, 2022 (the “Roth Sales Agreement”); we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $10.5 million that is available to our Company pursuant to the 2023 Purchase Agreement with Lincoln Park, and $33.4 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

Part of our business strategy is to maintain and develop strategic relationships with private firms, such as packaging companies and silicone-based foundries, and to a lesser extent, government agencies and academic institutions, to conduct research and development and testing of our products and technologies. For these efforts to be successful, we must identify partners whose competencies complement ours. We must also successfully enter into agreements with them on terms attractive to us, and integrate and coordinate their resources and capabilities with our own. We may be unsuccessful in entering into agreements with acceptable partners or negotiating favorable terms in these agreements. Also, we may be unsuccessful in integrating the resources or capabilities of these partners. In addition, our strategic partners may prove difficult to work with or less skilled than we originally expected. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited.

The failure to establish and maintain collaborative relationships may have a materially adverse affect on our business.

We are initially targeting applications in data communications and telecommunications markets and are exploring other applications that include automotive/LIDAR, sensing, displays etc. Our ability to generate significant revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

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

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or potentially out-license to electro-optic device manufacturers. Most of our products are still in the development stage, and we do not know when a market for these products will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our products. To be accepted, our products must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based products. In addition, even if we achieve some degree of market acceptance for our products in one industry, we may not achieve market acceptance in other industries for which we are developing products.

Achieving widespread market acceptance for our products will require marketing efforts and the expenditure of financial and other resources to create product awareness and demand by customers. We may be unable to offer products that compete effectively due to our limited resources and operating history. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history. Failure to achieve broad acceptance of our products by customers and to compete effectively would harm our operating results.

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

Another of our significant target markets is the data communications (datacenter and/or high performance computing) market, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide. As the demands for high performance, low cost ($/Gbps) is implemented into next generation architectures, polymer modulators and polymer based PIC products may be subject to significant competition. Furthermore, there is a potential that technologies such as silicon photonics and Indium Phosphide might reach the metric of $1/Gbps at 400Gbps before ours . Customers may then be less willing to purchase new technology such as ours or invest in new technology development such as ours for next generation systems.

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

Public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases have disrupted, and could in the future disrupt, our operations and materially and adversely affect our business, financial condition, and results of operations.

Widespread public health emergencies or outbreaks of epidemics, pandemics, or contagious diseases, such as the COVID-19 pandemic, have had, and could in the future have, a material adverse effect on our business, financial condition, and results of operations. The full extent to which a global health crisis may impact our business and operating results would depend on future developments that are highly uncertain and cannot be accurately predicted, including new medical and other information that may emerge as a result and the actions by governmental entities or others to contain it or treat its impact.

The impacts of a severe health crisis could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting, or adversely modify, our business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. A global health crisis could also impact our customers’ purchasing behavior or decisions, including reduced demand for our products that could continue for an extended period of time.

Any or all of the foregoing in jurisdictions where we or our customers, suppliers, or operations are located have had and could in the future have a material adverse effect on our business, results of operations, cash flows, and financial condition. In addition, fluctuations in demand and other implications associated with public health emergencies have resulted in, and could in the future result in, certain supply chain constraints and challenges.

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

The markets that we are targeting for our proprietary electro-optic polymer systems and photonic devices are intensely competitive. Most of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

•	succeed in developing products that are equal to or superior to our products and future products or that will achieve greater market acceptance than our products and future products;
•	devote greater resources to developing, marketing or selling their products;
•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies or products obsolete;
•	introduce products that make the continued development of our products and future products uneconomical;
•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our products and future products;
•	withstand price competition more successfully than we can;
•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.

Our failure to compete successfully against these existing or future competitors could harm our business.

We may be unable to obtain effective intellectual property protection for our products and technology.

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

We may be subject to patent infringement claims, which could result in substantial costs and liability and prevent us from selling our products.

Third parties may claim that our products or related technologies infringe their patents. Any patent infringement claims brought against us may cause us to incur significant expenses, divert the attention of our management and key personnel from other business concerns and, if successfully asserted against us, require us to pay substantial damages. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to sell our products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

If our products infringe the intellectual property rights of others, we may be required to indemnify customers for any damages they suffer. Third parties may assert infringement claims against our current or potential customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of these customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Dr. Michael Lebby, our Chief Executive Officer and James S. Marcelli our President, Chief Operating Officer, Secretary and Principal Financial Officer. Accordingly, the loss of the services of either of these persons would adversely affect our business and our ability to continue to commercialize our products, and impede the attainment of our business objectives.

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

The manufacture of our products is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies. Also, polymer-related device development and manufacturing must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are not able to develop and continue to improve on our manufacturing processes or to maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

The complexity of our products may lead to errors, defects and bugs, which could result in the necessity to redesign products and could negatively, impact our reputation with customers.

Products as complex as those we market and intend to market might contain errors, defects and bugs when first introduced or as new versions are released. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our products or result in a costly recall and could damage our reputation and adversely affect our ability to sell our products. If our products experience defects, we may need to undertake a redesign of the product, a process that may result in significant additional expenses.

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

We lack the internal ability to manufacture products at a level beyond the stage of early commercial introduction. To the extent we do not have an outside vendor to manufacture our products, we will have to increase our internal production capacity and we will be required to expand our existing facilities or to lease new facilities or to acquire entities with additional production capacities. These activities would require us to make significant capital investments and may require us to seek additional equity or debt financing. We cannot assure you that such financing would be available to us when needed on acceptable terms, or at all. Further, we cannot assure you that any increased demand for our products would continue for a sufficient period of time to recoup our capital investments associated with increasing our internal production capacity.

In addition, we do not have experience manufacturing our products in large quantities. In the event of significant demand for our products, large-scale production might prove more difficult or costly than we anticipate and lead to quality control issues and production delays.

We may not be able to manufacture products at competitive prices.

To date, we have produced limited quantities of materials for license and sale and materials and devices for research, development, demonstration and prototype purposes. The cost per unit for these products currently exceeds the price at which we could expect to profitably sell them. If we cannot substantially lower our cost of production as we move into sales of products in significant commercial quantities, our financial results will be harmed.

We may be unable to export our products or technology to other countries, convey information about our technology to citizens of other countries or sell certain products commercially, if the products or technology are subject to United States export or other regulations.

We develop certain polymer-based products that we believe the United States government and other governments may be interested in using for military and information gathering or antiterrorism activities. United States government export regulations may restrict us from selling or exporting certain products into other countries, exporting our technology to those countries, conveying information about our technology to citizens of other countries or selling certain products to commercial customers. We may be unable to obtain export licenses for products or technology, if they become necessary. We currently cannot assess whether national security concerns would affect our future products and, if so, what procedures and policies we would have to adopt to comply with applicable existing or future regulations.

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

Our data and information systems and network infrastructure may be subject to hacking or other cybersecurity threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

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

As of December 31, 2023, we have outstanding options and warrants to purchase an aggregate of 7,967,605 shares of our common stock at exercise prices ranging from $0.51 to 16.81 per share with a weighted average exercise price of $2.49 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the 2023 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The trading price of our common stock has been, and may continue to be, volatile, and the value of our common stock may decline. This volatility, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

Our common stock may be subject to continued volatility. During the past 52 weeks, the share price for our common stock ranged from a low of $3.79 to a high of $9.18. We cannot assure you that the market price for our common stock will be less volatile or will remain at its current level. A decrease in the market price for our shares could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors, many of which are beyond our control, including:

•	our Company’s ability to execute on its business plan;
•	the status of particular development programs and the timing of performance under specific development agreements;
•	actual or anticipated demand for our products and future products and technologies;
•	amount and timing of our costs related to our development and marketing efforts or other initiatives and expansion of our operations;
•	changes in anticipated commercial deployment of certain products and financial results;
•	our ability to enter into, renegotiate or renew key agreements or strategic relationships,
•	our ability to develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our operations;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	large trades, block trades or short selling of our common stock,
•	actual or anticipated changes in our competitive position relative to our industry competitors;
•	announcements or implementation by our competitors of technological innovations or new products;
•	changes in laws or regulations applicable to our products or industry;
•	additions or departures of key personnel;
•	capital-raising activities or commitments;
•	product shortages requiring suppliers to allocate minimum quantities;
•	the commencement or conclusion of legal proceedings that involve us;
•	costs related to possible future acquisitions of technologies or businesses;
•	economic conditions specific to our industry, as well as general economic and market conditions; or
•	other events or factors, including those resulting from civil unrest, war, foreign invasions, terrorism, or public health crises or responses to such events.

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

If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants or pursuant to the 2023 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

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

Our articles of incorporation and amended and restated bylaws, and certain provisions of Nevada corporate law, as well as certain of our contracts, contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our stockholders.

Nevada law, as well as our articles of incorporation, as amended, and amended and restated bylaws, contain anti-takeover provisions that could delay or prevent a change in control of our Company, even if the change in control would be beneficial to our stockholders. These provisions could lower the price that future investors might be willing to pay for shares of our common stock. These anti-takeover provisions:

•	authorize our board of directors to create and issue, without stockholder approval, preferred stock, thereby increasing the number of outstanding shares, which can deter or prevent a takeover attempt;
•	prohibit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;
•	empower our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•	provide that our board of directors be divided into three classes, with approximately one-third of the directors to be elected each year;
•	provide that special meetings of our stockholders may only be called by the chairperson, president or chief executive officer, or by resolution of the board of directors or at the request in writing of stockholders owning 66 2/3% in amount of the entire capital stock of the Company issued and outstanding and entitled to vote;
•	establish advance notice procedures with regard to stockholder proposals relating to stockholder nominees for director and other stockholder proposals;
•	provide that our board of directors is expressly authorized to adopt, amend or repeal our bylaws; and
•	provide that our directors will be elected by a plurality of the votes cast in the election of directors.

Nevada Revised Statutes, the terms of our employee stock option agreements and other contractual provisions may also discourage, delay or prevent a change in control of our Company. Nevada Revised Statutes sections 78.378 to 78.3793 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation, as amended, and amended and restated bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute contains certain limitations and it may not apply to our Company. Our 2016 Equity Incentive Plan includes change-in-control provisions that allow us to grant options that may become vested immediately upon a change in control. Our board of directors also has the power to adopt a stockholder rights plan that could delay or prevent a change in control of our Company even if the change in control is generally beneficial to our stockholders. These plans, sometimes called “poison pills,” are oftentimes criticized by institutional investors or their advisors and could affect our rating by such investors or advisors. If our board of directors adopts such a plan, it might have the effect of reducing the price that new investors are willing to pay for shares of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Cybersecurity Risk Management and Strategy. We depend on software applications, information technology systems, computing infrastructure and cloud service providers to operate our business. Certain of these systems are managed, hosted, provided or used by third parties, to assist in conducting our business and which have their own cyber security measures in place. We implement generally applicable industry standards and best practices processes for the assessment, identification, and management of material risks from cybersecurity threats to our information technology systems. We have an Information Security Coordinator who oversees our information security policies and procedures. Our Information Security Coordinator maintains a cyber incident reporting and response process and provides management notifications based on the seriousness of any incident. Our information security policies and procedures are required to be reviewed on a regular basis.

We have not experienced a cybersecurity incident that resulted in a material adverse impact to our business or operations; however, there can be no guarantee that we will not experience such an incident in the future. For a description of the risks from cybersecurity threats that may materially affect our Company and how they may do so, please see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K, including “Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats. If our security measures are breached and an unauthorized party obtains access to our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations."

Cybersecurity Governance. Our Audit Committee has primary responsibility for overseeing our risk-management program relating to cybersecurity, although our Board of Directors participates in periodic reviews and discussion dedicated to cyber risks, threats, and protections.

Item 2.	Properties.

Our principal executive office and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 23,104 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our total annual base rent during 2024 is expected to be approximately $376,364.

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

Holders of Common Stock

On February 28, 2024, we had approximately 70 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

Dividend Policy

Our Company has never paid a cash dividend and has no present plans to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2023.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,290,807	$2.90	5,291,784
Equity compensation plans not approved by security holders(2)	519,000	$0.64	0
Total	8,809,807	$2.76	5,291,784

1.	Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 13,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.

2.	Comprised of common stock purchase warrants we issued for services.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2023, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Solactive EPIC Core Photonics USD Index NTR, over the same period. This graph assumes the investment of $100 on December 31, 2018 in our common stock, the NASDAQ Composite Index and the Solactive EPIC Core Photonics USD Index NTR and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 31, 2018 of $.71 per share as the initial value of our common stock.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
Jan 5, 2023	Common Stock — 25,000 shares of Common Stock at $.75 per share pursuant to a warrant exercise.
June 5, 2023	Common Stock — 100,000 shares of Common Stock at $1.15 per share pursuant to a warrant exercise.
June 20, 2023	Common Stock — 25,000 shares of Common Stock at $.67 per share pursuant to a warrant exercise.
July 18, 2023	Common Stock —19,000 shares of Common Stock at $.75 per share pursuant to a warrant exercise.
Dec 14, 2023	Common Stock —100,000 shares of Common Stock at $.72 per share pursuant to a warrant exercise.

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

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2022 and 2023, we continued to make advances in techniques to translate material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2022 we discussed the addition of several silicon-based foundry partners to help scale in volume our polymer modulator devices and we started to receive working modulator chips from the foundries. We have advanced our interactions with our foundries, and we continue to receive working modulator chips for prototyping. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components.

Business Strategy

Our first revenue stream was obtained from our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components.

Specifically, our business strategy provides that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

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

Capital Requirements

We commenced commercial operations in May 2023, and we do not generate sufficient revenues to pay for our operating expenses. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of year ended December 31, 2023 to year ended December 31, 2022 and year ended December 31, 2022 to year ended December 31, 2021

Revenues

During the year ended December 31, 2023, we recognized $40,502 of licensing and royalty revenue. As a development stage company during the years ended December 31, 2022 and December 31, 2021, we had no revenues. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners, and commercialization. The Company expects to continue obtaining a revenue stream from technology licensing agreements, to obtain additional revenue streams from technology transfer agreements and direct sale of its own electro-optic device components.

Cost of Sales

During the year ended December 31, 2023, we recognized $2,513 in Cost of Sales, and $0 in Cost of Sales during the years ended December 31, 2022 and 2021.

Operating Expenses

	For the Year Ending December 31, 2023	For the Year Ending December 31, 2022	Change from Prior Year	Percent Change from Prior Year

Research and development	15,903,689	$12,805,374	$3,098,315	24%
General and administrative	5,359,565	4,334,290	1,025,275	24%
	$21,263,254	$17,139,664	$4,123,590	24%

	For the Year Ending December 31, 2022	For the Year Ending December 31, 2021	Change from Prior Year	Percent Change from Prior Year

Research and development	$12,805,374	$12,476,040	$329,334	3%
General and administrative	4,334,290	4,520,403	(186,113)	-4%
	$17,139,664	$16,996,443	$143,221	1%

Research and development expenses increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in research and development salary and bonus expenses, research and development non-cash stock option and RSA amortization, recruiting fees, employee relocation expenses, rent expense, chemistry and wafer fabrication materials and supplies, testing expenses, software expenses, research and development consulting expenses, and travel expenses, offset by a decrease in prototype expenses.

Research and development salary and bonus expenses increased by $1,636,577 in the year ended December 31, 2023, compared to the same period in 2022. Research and development non-cash stock option and RSA amortization expenses increased by $690,879 in the year ended December 31, 2023, compared to the same period in 2022. Recruiting fees increased by $195,697 in the year ended December 31, 2023, compared to the same period in 2022. Employee relocation expenses increased by $178,626 in the year ended December 31, 2023, compared to the same period in 2022. Rent expense increased by $153,949 in the year ended December 31, 2023, compared to the same period in 2022. Chemistry and wafer fabrication materials and supplies increased by $143,581 in the year ended December 31, 2023, compared to the same period in 2022. Research and development testing expenses increased by $129,593 in the year ended December 31, 2023 compared to the same period in 2022. Software expenses increased by $126,854 in the year ended December 31, 2023, compared to the same period in 2022. Research and development consulting expenses increased by $112,261 in the year ended December 31, 2023, compared to the same period in 2022. Research and development travel expenses increased by $96,923 in the year ended December 31, 2023, compared to the same period in 2022. These increases were offset by a $483,617 decrease in prototype expenses in the year ended December 31, 2023, compared to the same period in 2022.

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

General and administrative expenses increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases in general and administrative salary and bonus expenses, accounting fees, general and administrative consulting fees, general and administrative non-cash stock option and RSA amortization, D&O insurance expenses, investor relations expenses, travel expenses, office expenses, rent expense, general and administrative recruiting fees, and software expenses, offset by a decrease in legal fees.

General and administrative salary and bonus expenses increased by $172,690 in the year ended December 31, 2023, compared to the same period in 2022. Accounting fees increased by $191,803 in the year ended December 31, 2023, compared to the same period in 2022. General and administrative consulting fees increased by $144,600 in the year ended December 31, 2023, compared to the same period in 2022. General and administrative non-cash stock option and RSA amortization expenses increased by $125,863 in the year ended December 31, 2023, compared to the same period in 2022. D&O insurance expenses increased by $99,555 in the year ended December 31, 2023, compared to the same period in 2022. Investor relations expenses increased by $67,670 in the year ended December 31, 2023, compared to the same period in 2022. Travel expenses increased by $58,999 in the year ended December 31, 2023, compared to the same period in 2022. Office expenses increased by $53,949 in the year ended December 31, 2023, compared to the same period in 2022. Rent expense increased by $48,350 in the year ended December 31, 2023, compared to the same period in 2022. General and administrative recruiting fees increased by $43,255 in the year ended December 31, 2023, compared to the same period in 2022. Software expenses increased by $33,222 in the year ended December 31, 2023, compared to the same period in 2022. These increases were offset by a $38,374 decrease in legal fees in the year ended December 31, 2023, compared to the same period in 2022.

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

Other Income (Expense)

	For the Year Ending December 31, 2023	For the Year Ending December 31, 2022	Change from Prior Year	Percent Change from Prior Year

Other Income (Expense)	$187,233	$(90,816)	$278,049	-306%

	For the Year Ending December 31, 2022	For the Year Ending December 31, 2021	Change from Prior Year	Percent Change from Prior Year

Other Expense	$(90,816)	$(1,634,938)	$1,544,122	-94%

Other income increased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase in interest income earned on money market account of $568,137 and a gain on disposal of fixed assets of $215,509, offset by an increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $463,869.

Other expenses decreased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement in the amount of $1,849,755 offset by the forgiveness by the Small Business Administration during 2021 of a loan funding from the Paycheck Protection Program in the amount of $410,700.

Net Loss

	For the Year Ending December 31, 2023	For the Year Ending December 31, 2022	Change from Prior Year	Percent Change from Prior Year

Net Loss	$21,038,032	$17,230,480	$3,807,552	22%

	For the Year Ending December 31, 2022	For the Year Ending December 31, 2021	Change from Prior Year	Percent Change from Prior Year

Net Loss	$17,230,480	$18,631,381	$(1,400,901)	-8%

Net loss was $21,038,032 and $17,230,480 for the year ended December 31, 2023 and 2022, respectively, for an increase of $3,807,552 due primarily to increases in salary and bonus expense, non-cash stock option and RSA amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, consulting fees, recruiting fees, rent expense, accounting fees, research and development employee relocation costs, software costs, research and development travel expenses, chemistry and wafer fabrication materials and supplies, testing expenses, D&O insurance, investor relations fees, and office expenses, offset by decrease primarily related to prototype and legal expenses, a higher interest income earned on money market account, and a gain on property and equipment disposal.

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

Liquidity and Capital Resources

Our primary source of operating cash inflows was proceeds from the sale of common stock to Lincoln Park (institutional investor) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital (investment banking company) pursuant to the at the market sale agreement with Roth Capital as described in Note 11 to the Financial Statements and below, proceeds received pursuant to the exercise of options and warrants and a proceed received under a material supply and license agreement of which $39,875 is recorded as deferred revenue as of December 31, 2023.

All of the registered shares under the January 21, 2019 purchase agreement with Lincoln Park have been issued as of June 30, 2021. On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, our Company entered into the 2021 purchase agreement with Lincoln Park to sell up to $33 million of common stock over a 36-month period. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park have been issued as of June 30, 2023. On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park to sell up to $30 million of common stock over a 36-month period, with $10.5 million remaining on the 2023 purchase agreement as of the date of this filing. On December 9, 2022, our Company entered into the at the market sale agreement with Roth Capital, as sales agent, whereby pursuant to the at the market sale agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $33.4 million remains available to our Company pursuant to the at the market sale agreement.

During the year ended December 31, 2023, the Company received $19,993,359 in proceeds pursuant to the 2021 purchase agreement and 2023 purchase agreement with Lincoln Park, $1,515,878 in proceeds pursuant to the at the market sale agreement with Roth Capital, $1,013,924 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement of which $39,875 is recorded as deferred revenue as of December 31, 2023. During the year ended December 31, 2022, the Company received $12,775,268 in proceeds pursuant to the 2021 purchase agreement with Lincoln Park and $653,895 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2021, the Company received $30,350,674 in proceeds pursuant to purchase agreements with Lincoln Park and $2,379,225 in proceeds pursuant to the exercise of options and warrants.

During the year ended December 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers. During the year ended December 31, 2022, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, third-party service providers and payroll taxes related to cashless option exercise. During the year ended December 31, 2021, our primary sources of cash outflows from operations included payroll and bonus, payroll taxes related to cashless option exercise, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, continue to introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish or continue to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,830,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2023 purchase agreement and future purchase agreements with Lincoln Park, the at the market sale agreement with Roth Capital, the exercise of options and warrants and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through July 2025 before we will be required to replenish our cash reserves pursuant to the 2023 Purchase Agreement or the Roth Sales Agreement. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

We expect that our cash used in operations will continue to increase during 2024 and beyond as a result of the following planned activities:

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

2023 Purchase Agreement with Lincoln Park

On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain limitations) from time to time over a 36-month period. Pursuant to the 2023 purchase agreement, Lincoln Park is obligated to make purchases as the Company directs in accordance with the purchase agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon the market prices of our common stock immediately preceding the sales to Lincoln Park. We expect this and any future purchase agreements with Lincoln Park to provide us with sufficient funds to maintain our operations for the foreseeable future. With the additional capital, we expect to achieve a level of revenues attractive enough to fulfill our development activities and adequate enough to support our business model for the foreseeable future.

There are no trading volume requirements or restrictions under the 2023 purchase agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with each of the 2023 purchase agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages under the 2023 purchase agreement.

At the Market Sale Agreement – Roth Capital

On December 9, 2022, we entered into the at the market sale agreement with Roth Capital, as sales agent. Pursuant to the at the market sale agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. Upon delivery of a placement notice based on our Company’s instructions and subject to the terms and conditions of the at the market sale agreement, Roth Capital may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of our Company. We are not obligated to make any sales of shares under this agreement. The Company or Roth Capital may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Roth Capital will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We have agreed to pay Roth Capital commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the at the market sale agreement.

The amount of proceeds we receive from the at the market sale agreement, if any, will depend upon the number of shares of our common stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares under or fully utilize this agreement. Roth Capital is not required to sell any specific number of shares of our common stock under the agreement. We intend to use net proceeds from the at the market sale agreement for general corporate purposes, including, without limitation, sales and marketing activities, product development, making acquisitions of assets, businesses, companies or securities, capital expenditures, and for working capital needs.

We cannot assure you that we will meet the conditions of the 2023 purchase agreements with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock, and we cannot assure you that we will be able to sell any shares under or fully utilize the at the market sale agreement with Roth Capital. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations. This limitation of operations may include reductions in capital expenditures and reductions in staff and discretionary costs.

Analysis of Cash Flows

For the year ended December 31, 2023

Net cash used in operating activities was $12,236,024 for the year ended December 31, 2023, primarily attributable to the net loss of $21,038,032 adjusted by $6,459,387 in options issued for services, $262,697 amortization of deferred compensation, $673,578 in common stock issued for services, $1,119,141 in depreciation expenses and patent amortization expenses, $184,835 amortization of right of use asset, $215,509 gain on disposal of property and equipment, ($587,540) in prepaid expenses, $935,795 in accounts receivable, accounts payable, accrued bonuses, accrued expenses, deferred revenue and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $2,957,201 for the year ended December 31, 2023, consisting of $307,687 in cost for intangibles, $3,292,224 in asset additions for the Colorado headquarter facility and labs offset by $642,120 in a loan repayment and $590 in proceeds on sale of property and equipment.

Net cash provided by financing activities was $22,523,161 for the year ended December 31, 2023, and consisted of $1,013,924 in proceeds from exercise of options and warrants, $19,993,359 in proceeds from resale of common stock to an institutional investor and $1,515,878 in proceeds from at the market sale of common stock by an investment banking company.

On December 31, 2023, our cash and cash equivalents totaled $31,432,087, our assets totaled $41,783,585, our liabilities totaled $5,349,771 and we had stockholders’ equity of $36,433,814.

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

Net cash provided by financing activities was $31,280,827 for the year ended December 31, 2021 and consisted of $2,379,225 in proceeds from exercise of options and warrants, $30,350,674 in proceeds from resale of common stock to an institutional investor offset by $1,435,965 in cashless option exercise tax payments and $13,107 repayment of equipment purchased.

On December 31, 2021, our cash and cash equivalents totaled $23,432,612, our assets totaled $27,228,575, our liabilities totaled $2,024,303 and we had stockholders’ equity of $25,204,272.

Contractual Obligations

See “Note 8–Commitments” of the notes to the financial statements contained elsewhere within this Annual Report on Form 10-K for a discussion of our operating lease for office and laboratory space.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2023, we had $31.4 million in cash and cash equivalents. For the purposes of this Item 7A. we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on "Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At December 31, 2022, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on December 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements are attached as Appendix A (following Exhibits) and included as part of this Form 10-K Report. A list of our Financial Statements is provided in response to Item 15 of this Form 10-K Report.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Morison Cogen LLP, the Company’s independent registered public accounting firm has audited the financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

No change in our Company’s internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Trading Arrangements

On December 6, 2023, Ronald Bucchi, a member of our Company’s Board of Directors, adopted a non-Rule 10b5–1 trading arrangement as defined in Item 408(c) of Regulation S-K. The arrangement provided for the sale of 27,000 shares of the Company’s common stock and it terminated on December 6, 2023, after all of the shares were sold. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

On December 13, 2023, Fred Leonberger, a member of our Company’s Board of Directors, adopted a non-Rule 10b5–1 trading arrangement as defined in Item 408(c) of Regulation S-K. The arrangement provided for the sale of 75,000 shares of the Company’s common stock and it terminated on December 13, 2023, after all of the shares were sold. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2023, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Amended and Restated Bylaws	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on November 9, 2023
4.1	Description of Registrant’s Securities	Filed herewith
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.5	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.6	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.7	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.8	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.9	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.10	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.11	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.12	Form of Director Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.13	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.14	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.15	Operations Committee Charter	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on August 15, 2016
10.16	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.17	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 31, 2021

10.18	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.19	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.20	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 20, 2016
10.21	2016 Equity Incentive Plan Amendment	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.22	2016 Equity Incentive Plan Amendment No. 2	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 14, 2023
10.23	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.24	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.25	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.26	Form of Restricted Stock Award Agreement -Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2022
10.27	Lease Agreement dated October 26, 2017	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.28	First Amendment to the October 26, 2017 Lease Agreement dated November 22, 2022	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.29	Purchase Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
10.30	Registration Rights Agreement, dated October 4, 2021, by and between the Company and Lincoln Park	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 5, 2021
10.31	Purchase Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.32	Registration Rights Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
19.1	Insider Trading Policy	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Filed herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Filed herewith
97.1	Compensation Clawback Policy	Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael Lebby
Michael Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: February 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Lebby	Chief Executive Officer, Principal Executive Officer, Chair of the Board of Directors	February 29, 2024
Michael Lebby

/s/ James S. Marcelli	President, Chief Operating Officer, Principal Financial/Accounting Officer, Secretary, Director	February 29, 2024
James S. Marcelli

/s/ Ronald A. Bucchi	Director	February 29, 2024
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	February 29, 2024
Siraj Nour El-Ahmadi

/s/ Frederick J. Leonberger	Director	February 29, 2024
Frederick J. Leonberger

/s/ Craig Ciesla	Director	February 29, 2024
Craig Ciesla

/s/ Laila Partridge	Director	February 29, 2024
Laila Partridge

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Lightwave Logic, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Blue Bell, Pennsylvania

February 29, 2024

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,432,087	$24,102,151
Accounts Receivable	30,376	—
Prepaid expenses and other current assets	1,237,621	611,345
Loan receivable	—	642,120
	32,700,084	25,355,616

PROPERTY AND EQUIPMENT - NET	4,990,790	2,519,267

OTHER ASSETS
Intangible assets - net	1,254,501	1,030,335
Operating Lease - Right of Use - Building	2,838,210	358,254
	4,092,711	1,388,589

TOTAL ASSETS	$41,783,585	$29,263,472

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,447,596	$791,671
Accrued bonuses and accrued expenses	599,430	380,280
Accounts payable and accrued expenses - related parties	313,483	100,169
Deferred revenue	39,875	—
Deferred lease liability	38,297	41,778
Operating lease liability	144,120	190,125
	2,582,801	1,504,023

LONG TERM LIABILITIES
Deferred lease liability	—	38,297
Operating lease liability	2,766,970	168,129
	2,766,970	206,426

TOTAL LIABILITIES	5,349,771	1,710,449

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized,118,137,309 and 112,882,793 issued and outstanding at December 31, 2023 and December 31, 2022	118,137	112,883
Additional paid-in-capital	164,619,363	134,406,825
Deferred compensation	(432,293)	(133,324)
Accumulated deficit	(127,871,393)	(106,833,361)

TOTAL STOCKHOLDERS' EQUITY	36,433,814	27,553,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,783,585	$29,263,472

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2023	December 31, 2022	December 31, 2021

NET SALES	$40,502	$—	$—

COST AND EXPENSE
Cost of sales	2,513	—	—
Research and development	15,903,689	12,805,374	12,476,040
General and administrative	5,359,565	4,334,290	4,520,403
	21,265,767	17,139,664	16,996,443

LOSS FROM OPERATIONS	(21,225,265)	(17,139,664)	(16,996,443)

OTHER INCOME (EXPENSE)
Paycheck Protection Program loan forgiveness	—	—	410,700
Interest income	657,546	91,659	13,826
Commitment fee	(673,578)	(209,709)	(2,059,464)
Gain on disposal of property and equipment	215,509	—	—
Other (expense) income	(12,244)	27,234	—

NET LOSS	$(21,038,032)	$(17,230,480)	$(18,631,381)

LOSS PER SHARE
Basic	$(0.18)	$(0.15)	$(0.18)
Diluted	$(0.18)	$(0.15)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	115,467,300	111,814,926	105,223,959
Diluted	115,467,300	111,814,926	105,223,959

The accompanying notes are an integral part of these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	3,650,400	3,650	19,989,709	—	—	19,993,359
Common stock issued for commitment shares	112,739	113	673,465	—	—	673,578
Common stock sales at the market by investment banking company	202,115	202	1,515,676	—	—	1,515,878
Exercise of options	914,408	914	776,760	—	—	777,674
Exercise of warrants	269,000	269	235,981	—	—	236,250
Options issued for services	—	—	6,459,387	—	—	6,459,387
Restricted stock awards issued for future services	105,854	106	561,560	(561,666)	—	—
Deferred compensation	—	—	—	262,697	—	262,697
Net loss for the year ending December 31, 2023	—	—	—	—	(21,038,032)	(21,038,032)

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

Common stock issued to institutional investor	1,625,000	1,625	12,773,643	—	—	12,775,268
Common stock issued for commitment shares	23,468	22	209,687	—	—	209,709
Exercise of options	302,950	303	257,592	—	—	257,895
Cashless exercise of 4,375 options	2,596	3	35,015	—	—	35,018
Exercise of warrants	350,000	350	395,650	—	—	396,000
Options issued for services	—	—	5,813,628	—	—	5,813,628
Restricted stock awards issued for future services	28,500	29	274,995	(275,024)	—	—
Forfeiture restricted stock awards issued for future services	(5,180)	(5)	(49,982)	49,987	—	—
Deferred compensation	—	—	—	91,713	—	91,713
Net loss for the year ending December 31, 2022	—	—	—	—	(17,230,480)	(17,230,480)

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2020	97,775,789	$97,776	$76,649,170	$—	$(70,971,500)	$5,775,446

Common stock issued to institutional investor	9,290,011	9,291	30,341,383	—	—	30,350,674
Common stock issued for commitment shares	514,536	514	2,058,950	—	—	2,059,464
Exercise of options	2,046,250	2,046	1,948,829	—	—	1,950,875
Cashless exercise of 445,252 options	251,873	252	2,236,606	—	—	2,236,858
Exercise of warrants	677,000	677	427,673	—	—	428,350
Options issued for services	—	—	1,022,985	—	—	1,022,985
Warrants issued for services	—	—	11,001	—	—	11,001
Net loss for the year ending December 31, 2021	—	—	—	—	(18,631,381)	(18,631,381)

BALANCE AT DECEMBER 31, 2021	110,555,459	$110,556	$114,696,597	$—	$(89,602,881)	$25,204,272

The accompanying notes are an integral part of these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2023, 2022 AND 2021

	For the	For the	For the
	Year Ending	Year Ending	Year Ending
	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,038,032)	$(17,230,480)	$(18,631,381)
Adjustments to reconcile net loss to net cash used in operating activities
Warrants issued for services	—	—	11,001
Stock options issued for services	6,459,387	5,813,628	1,022,985
Amortization of deferred compensation	262,697	91,713	—
Cashless option exercise	—	53,219	3,407,444
Common stock issued for services and fees	673,578	209,709	2,059,464
Depreciation and amortization of patents	1,119,141	1,045,208	878,520
Amortization of right of use asset	184,835	178,192	167,007
Gain on disposal of property and equipment	(215,509)	—	—
Paycheck Protection Program loan forgiveness	—	—	(410,700)
Decrease (increase) in assets
Accounts receivable	(30,376)	—	—
Prepaid expenses and other current assets	(587,540)	(379,037)	334,877
Increase (decrease) in liabilities
Accounts payable	655,925	575,937	46,487
Accrued bonuses and accrued expenses	219,150	(737,800)	1,036,684
Accounts payable and accrued expenses-related parties	213,314	67,980	(17,608)
Deferred revenue	39,875	—	—
Deferred lease liability	(41,778)	(41,778)	(41,778)
Operating lease liability	(150,691)	(178,192)	(167,007)

Net cash used in operating activities	(12,236,024)	(10,531,701)	(10,304,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(307,687)	(260,415)	(18,649)
Purchase of property and equipment	(3,292,224)	(1,307,187)	(1,097,530)
Repayment (issuance) of loan	642,120	(642,120)	—
Sale of property and equipment	590	—	—

Net cash used in investing activities	(2,957,201)	(2,209,722)	(1,116,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	1,013,924	653,895	2,379,225
Cashless option exercise tax payments	—	(18,201)	(1,170,586)
Issuance of common stock, institutional investor	19,993,359	12,775,268	30,350,674
At the market sale by investment banking company	1,515,878	—	—
Repayment of equipment purchase payable	—	—	(13,107)

Net cash provided by financing activities	22,523,161	13,410,962	31,546,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,329,936	669,539	20,126,022

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	24,102,151	23,432,612	3,306,590

CASH AND CASH EQUIVALENTS - END OF YEAR	$31,432,087	$24,102,151	$23,432,612

Supplemental Disclosure of Non-cash investing and financing activities:
Amended Operating Lease - Right of Use - Building and Operating lease liability	$2,703,527	$—	$—

The accompanying notes are an integral part of these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Lightwave Logic, Inc. (the “Company”) is a technology company focused on the development of next generation photonic devices and electro-optic polymer materials systems for applications in high speed fiber-optic data communications, telecommunications and optical computing markets. The Company's first revenue stream is from a technology material supply and licensing agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. Currently, the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain additional revenue from material supply and licensing agreements, technology transfer agreements and the production and direct sale of its own photonic devices.

The Company’s current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology now under development.

Lightwave Logic, Inc. was organized under the laws of the State of Nevada in 1997, and it commenced with its current business plan in 2004.

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

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2023, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

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

Revenue Recognition and Deferred Revenue

The rights and benefits to the Company’s patented electro-optic polymer materials are conveyed to the customer through technology license and material supply agreements where the Company provides the licensee a supply of its proprietary polymers for use in the licensee’s manufacturing of photonic devices (the “Licensed Product”) as well as non-exclusive, royalty-bearing license to intellectual property rights in the Company’s patented polymer technology. The Company receives license and royalty payments under such commercial agreements, some of which are nonrefundable upfront payments for license fees. These advances are initially recorded as deferred revenue on the Company’s balance sheets. The Company believes that the licenses provided and materials transferred under such agreements are not distinct from each other for financial reporting purposes and as such, they are accounted for as a single performance obligation. Advance payments for license fees and minimum annual royalties are recognized on a pro-rata basis over the related contract term. Royalties from licensee’s sale of the Licensed Product that exceed the minimum annual royalty are recognized when cumulative royalties exceed the minimum royalty. Milestone license fees are recognized when the licensee reaches the milestone of selling a contractually specified number of units of the Licensed Product.

Revenue associated with the sale of the Company’s patented electro-optic polymer materials for incorporation into the customers’ commercial photonic devices or for their device development and evaluation activities will be recognized at the time title passes, which is typically at the time of shipment or at the time of delivery, depending upon the contractual agreement between the parties.

Cost of Sales

Cost of sales consists of labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to the 2018 Update, Topic 718 applied only to share- based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2023, 2022 and 2021, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements

As of December 31, 2023 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the 2022 financial statement in order to conform to the 2023 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,830,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through July 2025. On February 28, 2023, the Company entered into a purchase agreement with the institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 11). Pursuant to the purchase agreement, the Company received $3,335,300 in January and February 2024 and a remaining available amount of $10,518,648 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 11). Pursuant to the sales agreement, the Company received $52,669 in January and February 2024 and the remaining available amount of $33,382,897 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the year ended December 31, 2023, we recognized $40,502 in revenue related to this agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of commercializing our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – REVENUE

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

The Company's first commercial agreement occurred in May 2023, in the form of a four-year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing of photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement. Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments and milestone license fees. The License Agreement is a non-exclusive material supply and license agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 3 – REVENUE (CONTINUED)

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ending December 31, 2023. $39,875 of this amount is recorded in short term liability deferred revenue in the Company’s balance sheet as of December 31, 2023.

For the year ended December 31, 2023, the Company recognized $40,502 in revenue related to this agreement.

Contract balances are as follows:

December 31, 2023

Accounts receivable, net	$30,376
Short-term contract assets	$—
Long-term contract assets	$—
Short-term liability deferred revenue	$39,875
Long-term liability deferred revenue	$—

A roll forward of contract balances is not disclosed since there were no contracts as of December 31, 2022.

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2023	December 31, 2022

Materials fabrication	$475,936	$—
License	241,936	94,195
Insurance	237,791	218,767
Prototype devices	161,267	40,473
Other	53,373	45,675
Rent	36,525	36,525
Deposit for equipment	20,000	59,850
Investor relations	6,313	18,250
Lease incentive receivable	4,480	—
Legal	—	83,941
Loan interest receivable	—	13,669
	$1,237,621	$611,345

NOTE 5 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023.  The Company recorded $13,375 of interest income for the year ended December 31, 2022.  The exchange rates used for the conversion of the EUR denominated loan were the December 31, 2022 reporting period end date exchange rate for the loan principal resulting in a balance of $642,120 and interest receivable resulting in a balance of $13,669 and the average exchange rate for the period ending December 31, 2022 for interest income. The loan and interest were repaid in February and March 2023. The Company recorded $11,125 of interest income for the period ended December 31, 2023 and used the average exchange rate for the conversion of the EUR denominated interest income for the period.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2023	December 31, 2022

Office equipment	$146,196	$119,404
Lab equipment	8,937,847	6,234,777
Furniture	74,119	33,128
Leasehold improvements	396,111	184,843
Software	111,077	—
	9,665,350	6,572,152
Less: Accumulated depreciation	4,674,560	4,052,885

	$4,990,790	$2,519,267

Depreciation expense for the years ending December 31, 2023, 2022 and 2021 was $1,035,620, $966,995 and $792,004. During the year ending December 31, 2023, the Company disposed of equipment for proceeds of $590, trade-in credit of $216,090 and a gain of $215,509. During the year ending December 31, 2022, the Company retired $70,963 of leasehold improvements. During the year ended December 31, 2021, the Company did not sell or retire property and equipment.

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

Intangible assets consist of the following:

	December 31, 2023	December 31, 2022

Patents	$1,913,751	$1,606,064
Less: Accumulated amortization	659,250	575,729

	$1,254,501	$1,030,335

Amortization expense for the years ending December 31, 2023, 2022 and 2021 was $83,521, $78,213 and $86,516. There were no patent costs written off for the years ended December 31, 2023, 2022 and 2021.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 8 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months. This extension did not require a lease modification as the additional option period was included in the original computation as of January 1, 2019. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease.  On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord.  The consideration of $260,000 was received on November 1, 2017.

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 8 – COMMITMENTS (CONTINUED)

The Company is obligated under the Amended Lease for office, chemistry, clean room and research and development space. The aggregate minimum future lease payments under the Amended Lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2024	$376,364
2025	387,666
2026	399,199
2027	411,174
2028	423,612
Thereafter	2,357,570
4,355,585
Less discounted interest	(1,444,495)

TOTAL	$2,911,090

Rent expense totaling $236,170 and $78,724 is included in research and development and general and administrative expenses for the year ended December 31, 2023. Rent expense totaling $138,394 and $46,132 is included in research and development and general and administrative expenses for the year ended December 31, 2022. Rent expense totaling $134,243 and $44,747 is included in research and development and general and administrative expenses for the year ended December 31, 2021.

NOTE 9 – PAYCHECK PROTECTION PROGRAM ADVANCE

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

NOTE 10 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2023	2022	2021

Current	$—	$—	$—
Deferred	(6,526,000)	(5,071,000)	(3,692,000)
Change in valuation allowance	6,526,000	5,071,000	3,692,000

	$—	$—	$—

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 10 – INCOME TAXES (CONTINUED)

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2023		2022		2021

	Amount	%	Amount	%	Amount	%
Income tax benefit at U.S. federal income tax rate	$(4,418,000)	(21)	$(3,618,000)	(21)	$(3,913,000)	(21)
State tax benefit, net of federal tax effect	(957,000)	(5)	(784,000)	(4)	(838,000)	(4)
Federal deduction net of tax	44,000	—	35,000	—	38,000	—
Tax exempt income	—	—	—	—	(111,000)	(1)
Non-deductible share-based compensation	1,653,000	8	1,430,000	8	899,000	5
Exercised share based compensation	(2,850,000)	(13)	(2,981,000)	(17)	—	—
Other	2,000	—	847,000	5	233,000	1
Change in valuation allowance	6,526,000	31	5,071,000	29	3,692,000	20
	$—	—	$—	—	$—	—

The components of deferred tax assets as of December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021

Deferred tax asset for NOL carryforwards	$29,018,000	$23,930,000	$19,966,000
Share-based compensation	3,889,000	2,451,000	1,242,000
Other	(102,000)	(102,000)	—
Valuation allowance	(32,805,000)	(26,279,000)	(21,208,000)

	$—	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2023, 2022 and 2021 was $32,805,000, $26,279,000 and $21,208,000, respectively. The change in the total valuation for the year ended December 31, 2023 was an increase of $6,526,000, for the year ended December 31, 2022 was an increase of $5,071,000 and for the year ended December 31, 2021 was an increase of $3,692,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

As of December 31, 2023, the Company had net operating loss carry forwards of approximately $117,985,000 and is comprised of net operating losses in the amount of approximately $38,275,000 recorded in tax years beginning prior to January 1, 2018 expiring through the year ending December 31, 2038 and net operating losses recorded in tax years beginning January 1, 2018 and after in the amount of approximately $79,710,000 which are allowed for an indefinite carryforward period but may be subject to limitations.  This amount can be used to offset future taxable income of the Company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 10 – INCOME TAXES (CONTINUED)

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows FASB ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FASB ASC 740-10 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2023, and accordingly, the Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Common Stock Options and Warrants

In January 2019, the Company signed a purchase agreement with the institutional investor to sell up to $25,000,000 of common stock. The Company registered 9,500,000 shares pursuant to a registration statement filed on January 30, 2019 which became effective February 13, 2019. The Company issued 350,000 shares of common stock to the institutional investor as an initial commitment fee valued at $258,125, fair value, and 812,500 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. The Company registered an additional 6,000,000 shares pursuant to a registration statement filed on January 24, 2020 which became effective February 4, 2020. The Company registered an additional 8,000,000 shares pursuant to a registration statement filed on November 20, 2020 which became effective November 20, 2020. During the period January 2019 through December 31, 2023, the institutional investor purchased 22,337,500 shares of common stock for proceeds of $23,773,924 and the Company issued 772,666 shares of common stock as additional commitment fee, valued at $1,575,509, fair value, leaving 39,834 in reserve for additional commitment fees. During the year ending December 31, 2023, the institutional investor did not purchase any shares of common stock. All the registered shares under the purchase agreement have been issued as of December 31, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Options and Warrants (Continued)

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021.

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through December 31, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531 fair value. During the year ending December 31, 2023, pursuant to the purchase agreement, the institutional investor purchased 779,945 shares of common stock for proceeds of $3,847,307 and the Company issued 7,069 shares of common stock as additional commitment fee, valued at $38,161 fair value. All of the registered shares under the purchase agreement have been issued as of December 31, 2023.

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391, fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through December 31, 2023, the institutional investor purchased 2,870,455 shares of common stock for proceeds of $16,146,052 and the Company issued 54,779 shares of common stock as additional commitment fee, valued at $356,026 fair value. During January and February 2024, pursuant to the purchase agreement, the institutional investor purchased 800,000 shares of common stock for proceeds of $3,335,300 and the Company issued 11,319 shares of common stock as additional commitment fee, valued at $50,841 fair value, leaving 35,683 in reserve for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent is entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the twelve months period ending December 31, 2023, pursuant to the sales agreement, the investment banking company sold 202,115 shares of the Company’s common stock for proceeds of $1,515,878 after a payment of the commission in the amount of $46,884 to the investment banking company. During January and February 2024, pursuant to the sales agreement, the investment banking company sold 12,150 shares of the Company’s common stock for proceeds of $52,669 after a payment of the commission in the amount of $1,629 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On August 1, 2023, the Compensation Committee of the Board of Directors approved a grant totaling 6,238 Restricted Stock Awards to the Company’s outside director. The new RSA had a grant date fair value of $6.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSA was granted under the 2016 Plan. 218 shares from this grant vested on August 1, with the remaining vesting in 28 equal monthly installments in total of 215 shares beginning September 1, 2023.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

NOTE 12 – STOCK BASED COMPENSATION

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

Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2023, options to purchase 2,063,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of December 31, 2023, options to purchase 6,227,807 shares of common stock have been issued and are outstanding and 129,174 restricted shares of common stock have been granted. As of December 31, 2023, 5,291,784 shares of common stock remain available for grants under the 2016 Plan.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 12 – STOCK BASED COMPENSATION (CONTINUED)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2023: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 73.7% to 77.2%, risk-free interest rate between 3.37% to 4.82% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

The Black-Scholes option pricing model assumptions for 2022 are as follows: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 74.7% to 76.4%, risk-free interest rate between 1.87% to 3.84% and expected option life of 10 years.

The Black-Scholes option pricing model assumptions for 2021 are as follows: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 70.4% to 77.1%, risk-free interest rate between 1.15% to 1.73% and expected option life of 10 years.

As of December 31, 2023, there was $3,295,335 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2026.

Share-based compensation was recognized as follows:

	2023	2022	2021

2007 Employee Stock Option Plan	$—	$—	$—
2016 Equity Incentive Plan	6,459,387	5,813,628	1,022,985
2016 Equity Incentive Plan restricted stock awards	262,697	91,713	—
Warrants	—	—	11,001

Total share-based compensation	$6,722,084	$5,905,341	$1,033,986

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 12 – STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2023, 2022 and 2021:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average Exercise
	Shares	Price	Price

Outstanding, December 31, 2020	10,022,500	$0.51 - $1.69	$0.85

Granted	1,061,000	$1.27 - $16.81	$2.32
Forfeited	(28,750)	$0.64 - $0.86	$0.82
Exercised	(3,168,502)	$0.60 - $1.50	$0.88

Outstanding, December 31, 2021	7,886,248	$0.51 - $16.81	$1.02

Granted	884,500	$5.81 - $10.86	$9.18
Expired	(25,000)	$1.69	$1.69
Forfeited	(15,250)	$1.46 - $7.53	$5.71
Exercised	(657,325)	$0.64 - $5.81	$1.00

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Granted	1,959,667	$4.28 - $7.67	$5.24
Forfeited	(39,625)	$6.25 - $8.93	$7.12
Exercised	(1,183,408)	$0.67 - $5.22	$0.86

Outstanding, December 31, 2023	8,809,807	$0.51 - $16.81	$2.76

Exercisable, December 31, 2023	7,967,605	$0.51 - $16.81	$2.49

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2023 was $24,308,723 and $24,214,724, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $4.98 for the Company’s common stock on December 31, 2023. During the year ending December 31, 2023, 914,408 options with the aggregate intrinsic value of $4,698,996 were exercised for proceeds of $777,674. During the year ending December 31, 2023, 269,000 warrants with the aggregate intrinsic value of $1,162,230 were exercised for proceeds of $236,250. During the year ending December 31, 2022, 302,950 options with the aggregate intrinsic value of $2,920,861 were exercised for proceeds of $257,895 and 4,375 options with the aggregate intrinsic value of $53,219 were exercised via cashless method. During the year ending December 31, 2022, 350,000 warrants with the aggregate intrinsic value of $2,555,750 were exercised for proceeds of $396,000. During the year ending December 31, 2021, 2,046,250 options with the aggregate intrinsic value of $22,351,788 were exercised for proceeds of $1,950,875. During the year ending December 31, 2021, 677,000 warrants with the aggregate intrinsic value of $6,796,400 were exercised for proceeds of $428,350 and 445,252 options with the aggregate intrinsic value of $3,406,530 were exercised via cashless method.

Non-Qualified Stock Options and Warrants Outstanding

Range of Exercise Prices	Number Outstanding Currently Exercisable at December 31, 2023	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	7,967,605	5.4 Years	$2.49

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2023, 2022 AND 2021

NOTE 12 – STOCK BASED COMPENSATION (CONTINUED)

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the year ending December 31, 2023, 2022 and 2021 are as follows:

	Restricted Stock Awards
	Year ended
	December 31, 2023		December 31, 2022		December 31, 2021

		Weighted Average		Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share

Non-vested, beginning of period	13,816	$9.65	—	$—	—	$—

Granted	105,854	5.31	28,500	9.65	—	—
Vested	(41,218)	6.00	(9,504)	9.65	—	—
Cancelled and forfeited	—	—	(5,180)	9.65	—	—

Non-vested, end of period	78,452	$5.71	13,816	$9.65	—	$—

Restricted stock awards are being amortized to expense over the vesting period. As of December 31, 2023 and 2022, the unamortized value of the restricted stock awards was $432,292 and $133,324, respectively.

NOTE 13 – RELATED PARTY

At December 31, 2023 the Company had a legal accrual to a related party of $115,160, accounting service fee accrual and expense reimbursement to related parties of $102,351, fees and travel expense accruals to directors in the amount of $53,776, fees, consulting expense and travel expense accruals of advisory board members in the amount of $33,746, and travel and office expense accruals of officers in the amount of $8,450. At December 31, 2022 the Company had a legal accrual to a related party of $60,577, fees and consulting expense accruals of advisory board members in the amount of $18,000, fees to directors in the amount of $13,500, travel and office expense accruals of officers in the amount of $4,859 and accounting service fee accrual and expense reimbursement to related parties of $3,233.

NOTE 14 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. A contribution of $72,570 was charged to expense and accrued for the year ending December 31, 2023 to all eligible non-executive participants. A contribution of $57,126 was charged to expense and accrued for the year ending December 31, 2022 to all eligible non-executive participants. A contribution of $53,035 was charged to expense and accrued for the year ending December 31, 2021 to all eligible non-executive participants.

