Form 10-Q
period 2024-03-31
Lightwave Logic, Inc.
filed 2024-05-10
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2024 was 120,094,245.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,509,058	$31,432,087
Accounts Receivable	56,760	30,376
Prepaid expenses and other current assets	696,689	1,237,621
TOTAL CURRENT ASSETS	32,262,507	32,700,084

PROPERTY AND EQUIPMENT - NET	5,397,438	4,990,790

OTHER ASSETS
Intangible assets - net	1,286,663	1,254,501
Operating Lease - Right of Use - Building	2,791,199	2,838,210
TOTAL OTHER ASSETS	4,077,862	4,092,711

TOTAL ASSETS	$41,737,807	$41,783,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,000,494	$1,447,596
Accrued bonuses and accrued expenses	500,049	599,430
Accounts payable and accrued expenses - related parties	97,597	313,483
Deferred revenue	35,708	39,875
Deferred lease liability	27,852	38,297
Operating lease liability	149,962	144,120
TOTAL CURRENT LIABILITIES	1,811,662	2,582,801

LONG TERM LIABILITIES
Operating lease liability	2,726,901	2,766,970
TOTAL LONG TERM LIABILITIES	2,726,901	2,766,970

TOTAL LIABILITIES	4,538,563	5,349,771

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 119,795,941 and 118,137,309 issued and outstanding at March 31, 2024 and December 31, 2023	119,796	118,137
Additional paid-in-capital	170,998,846	164,619,363
Deferred compensation	(368,094)	(432,293)
Accumulated deficit	(133,551,304)	(127,871,393)

TOTAL STOCKHOLDERS' EQUITY	37,199,244	36,433,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,737,807	$41,783,585

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDING MARCH 31, 2024 AND 2023

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2024	March 31, 2023

NET SALES	$30,417	$—

COST AND EXPENSE
Cost of sales	5,175	—
Research and development	4,620,662	3,799,707
General and administrative	1,255,450	1,360,170
TOTAL COST AND EXPENSE	5,881,287	5,159,877

LOSS FROM OPERATIONS	(5,850,870)	(5,159,877)

OTHER INCOME (EXPENSE)
Interest income	253,336	53,287
Commitment fee	(76,977)	(361,694)
Loss on disposal of property and equipment	(3,166)	—
Other expense	(2,234)	(7,734)

NET LOSS	$(5,679,911)	$(5,476,018)

LOSS PER SHARE
Basic	$(0.05)	$(0.05)
Diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	118,950,591	113,270,655
Diluted	118,950,591	113,270,655

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	1,250,000	1,250	5,151,100	—	—	5,152,350
Common stock issued for commitment shares	17,482	18	76,959	—	—	76,977
Common stock sales at the market by investment banking company	77,150	77	330,376	—	—	330,453
Exercise of options	295,000	295	180,305	—	—	180,600
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	626,512	—	—	626,512
Deferred compensation	—	—	—	64,199	—	64,199
Net loss for the three months ending March 31, 2024	—	—	—	—	(5,679,911)	(5,679,911)

BALANCE AT MARCH 31, 2024 (UNAUDITED)	119,795,941	$119,796	$170,998,846	$(368,094)	$(133,551,304)	$37,199,244

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	1,020,455	1,020	5,498,357	—	—	5,499,377
Common stock issued for commitment shares	65,659	66	361,628	—	—	361,694
Exercise of options	10,000	10	6,990	—	—	7,000
Exercise of warrants	25,000	25	18,725	—	—	18,750
Options issued for services	—	—	1,795,842	—	—	1,795,842
Restricted stock awards issued for future services	99,616	100	519,896	(519,996)	—	—
Deferred compensation	—	—	—	73,498	—	73,498
Net loss for the three months ending March 31, 2023	—	—	—	—	(5,476,018)	(5,476,018)

BALANCE AT MARCH 31, 2023 (UNAUDITED)	114,103,523	$114,104	$142,608,263	$(579,822)	$(112,309,379)	$29,833,166

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,679,911)	$(5,476,018)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	626,512	1,795,842
Amortization of deferred compensation	64,199	73,498
Common stock issued for services and fees	76,977	361,694
Depreciation and amortization of patents	386,498	275,276
Amortization of right of use asset	47,011	46,381
Loss on disposal of property and equipment	3,166	—
(Increase) decrease in assets
Accounts receivable	(26,384)	—
Prepaid expenses and other current assets	540,932	(91,853)
(Decrease) increase in liabilities
Accounts payable	(447,102)	(427,132)
Accrued bonuses, accrued expenses and other liabilities	(99,381)	(248,151)
Accounts payable and accrued expenses-related parties	(215,886)	(1,367)
Deferred revenue	(4,167)	—
Deferred lease liability	(10,445)	(10,445)
Operating lease liability	(34,227)	(46,381)

Net cash used in operating activities	(4,772,208)	(3,748,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(53,097)	(106,475)
Purchase of property and equipment	(775,377)	(246,053)
Repayment of loan	—	642,120

Net cash (used in) provided by investing activities	(828,474)	289,592

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	194,850	25,750
Issuance of common stock, institutional investor	5,152,350	5,499,377
Common stock sales at the market by investment banking company	330,453	—

Net cash provided by financing activities	5,677,653	5,525,127

NET INCREASE IN CASH AND CASH EQUIVALENTS	76,971	2,066,063

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	31,432,087	24,102,151

CASH AND CASH EQUIVALENTS - END OF PERIOD	$31,509,058	$26,168,214

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report. The interim operating results for the three months ending March 31, 2024 may not be indicative of operating results expected for the full year.

Nature of Business

Lightwave Logic, Inc. (the “Company”) is a technology company focused on development of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and 3) Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications. The Company's first revenue stream is from a technology material supply and licensing agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. Currently, the Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. The Company expects to obtain additional revenue from material supply and licensing agreements, technology transfer agreements and the production and direct sale of its own photonic devices.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

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

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share”, resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2024 and 2023, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of March 31, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2023 financial statement in order to conform to the 2024 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,840,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through August 2025. On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $973,950 in April and May 2024 and the remaining available amount of $7,727,648 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). There were no sales of shares of the Company’s common stock pursuant to the sales agreement in April and May 2024. The remaining available amount of $33,096,514 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three months ended March 31, 2024, we recognized $16,667 in revenue related to this agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – REVENUE

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 3 – REVENUE (CONTINUED)

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

During 2024, the Company performed device poling work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ending December 31, 2023. $35,708 of this amount is recorded in short term liability deferred revenue in the Company’s balance sheet as of March 31, 2024. For the three months ended March 31, 2024, the Company recognized $16,667 in revenue related to this agreement.

In March 2024, the Company completed coating and poling work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $13,750 for the three months ended March 31, 2024.

Contract balances are as follows:

	March 31, 2024	December 31, 2023

Accounts receivable, net	$56,760	$30,376
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term liability deferred revenue	$35,708	$39,875
Long-term liability deferred revenue	$—	$—

Significant changes in the contract balances for the period ended March 31, 2024 are as follows:

	March 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$30,376	$(39,875)
Revenue recognized that was previously included in deferred revenue	—	4,167
Billed receivables recorded	13,884	—
Unbilled receivables recorded	12,500	—
Balance at March 31, 2024	$56,760	$(35,708)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2024	December 31, 2023

License	$263,101	$241,936
Insurance	133,336	237,791
Materials fabrication	89,880	475,936
Investor relations	80,069	6,313
Prototype devices	48,318	161,267
Other	45,460	53,373
Rent	36,525	36,525
Deposit for equipment	—	20,000
Lease incentive receivable	—	4,480
Prepaid expenses and other current	$696,689	$1,237,621

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2024	December 31, 2023

Office equipment	$152,439	$146,196
Lab equipment	9,534,549	8,937,847
Furniture	74,119	74,119
Leasehold improvements	396,111	396,111
Software	120,368	111,077
	10,277,586	9,665,350
Less: Accumulated depreciation	4,880,148	4,674,560

	$5,397,438	$4,990,790

Depreciation expense for the three months ending March 31, 2024 and 2023 was $365,563 and $255,925. During the three months ending March 31, 2024 and 2023, the Company did not sell any property and equipment. During the three months ending March 31, 2024, the Company retired property and equipment with a cost of $163,141 and accumulated depreciation of $159,975 for a loss of $3,166.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

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

Patents consists of the following:

	March 31, 2024	December 31, 2023

Patents	$1,966,848	$1,913,751
Less: Accumulated amortization	680,185	659,250

Intangible assets - net	$1,286,663	$1,254,501

Amortization expense for the three months ending March 31, 2024 and 2023 was $20,935 and $19,351. There were no patent costs written off for the three months ending March 31, 2024 and 2023.

NOTE 8 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months. This extension did not require a lease modification as the additional option period was included in the original computation as of January 1, 2019. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease. On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord. The consideration of $260,000 was received on November 1, 2017. $27,852 of this amount is recorded on the Company’s balance sheet as deferred lease liability as of March 31, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 8 – COMMITMENTS (CONTINUED)

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322. As of March 31, 2024, the operating lease right-of-use asset and operating lease liability amounted to $2,791,199 and $2,876,863, respectively.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

The Company is obligated under the Amended Lease for office, chemistry, clean room and research and development space. The aggregate minimum future lease payments under the Amended Lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2024	$282,966
2025	387,666
2026	399,199
2027	411,174
2028	423,612
Thereafter	2,357,570
4,262,187
Less discounted interest	(1,385,324)

TOTAL	$2,876,863

Rent expense totaling $75,511 and $25,170 is included in research and development and general and administrative expenses, respectively, for the three months ended March 31, 2024. Rent expense totaling $36,142 and $12,047 is included in research and development and general and administrative expenses, respectively, for the three months ended March 31, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2024 and 2023 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2024, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the period ended March 31, 2024. The Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174 fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through June 30, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531 fair value. All of the registered shares under the purchase agreement have been issued as of December 31, 2023.

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391 fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through March 31, 2024, the institutional investor purchased 4,120,455 shares of common stock for proceeds of $21,298,402 and the Company issued 72,261 shares of common stock as additional commitment fee, valued at $433,003, fair value, leaving 29,520 in reserve for additional commitment fees. During the three-month period ending March 31, 2024, pursuant to the purchase agreement, the institutional investor purchased 1,250,000 shares of common stock for proceeds of $5,152,350 and the Company issued 17,482 shares of common stock as additional commitment fee, valued at $76,977 fair value. During April and May 2024, pursuant to the purchase agreement, the institutional investor purchased 250,000 shares of common stock for proceeds of $973,950 and the Company issued 3,304 shares of common stock as additional commitment fee, valued at $13,658 fair value, leaving 26,216 in reserve for additional for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent will be entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the three months period ending March 31, 2024, pursuant to the sales agreement, the investment banking company sold 77,150 shares of the Company’s common stock for proceeds of $330,453 after a payment of the commission in the amount of $10,221 to the investment banking company. During April and May 2024, pursuant to the sales agreement, the investment banking company did not sell any shares of the Company’s common stock.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

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

Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2024, options to purchase 2,063,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of March 31, 2024, options to purchase 6,038,807 shares of common stock have been issued and are outstanding and 129,174 restricted shares of common stock are issued. As of March 31, 2024, 5,185,784 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2024: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, risk-free interest rate between 3.91% to 4.11% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of March 31, 2024, there was $3,032,177 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2027.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Share-based compensation was recognized as follows:

	For the Three	For the Three
	Months Ending	Months Ending
	March 31, 2024	March 31, 2023

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	626,512	1,795,842
2016 Equity Incentive Plan restricted stock awards	64,199	73,498
Warrants	—	—

Total share-based compensation	$690,711	$1,869,340

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2024:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2023	8,809,807	$0.51 - $16.81	$2.76

Granted	106,000	$3.99 - $4.60	$4.20
Expired	—	—	—
Forfeited	—	—	—
Exercised	(314,000)	$0.57 - $1.15	$0.62

Outstanding, March 31, 2024	8,601,807	$0.51 - $16.81	$2.86

Exercisable, March 31, 2024	7,795,841	$0.51 - $16.81	$2.63

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2024 was $21,211,923 and $21,144,079, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $4.68 for the Company’s common stock on March 31, 2024. During the three-month period ending March 31, 2024, 295,000 options were exercised for proceeds of $180,600 and 19,000 warrants were exercised for proceeds of $14,250.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at March 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	7,795,841	5.3 Years	$2.63

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

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

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the three-month period ending March 31, 2024 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Non-vested, beginning of period	78,452	$5.71

Granted	—	—
Vested	(8,943)	5.33
Cancelled and forfeited	—	—

Non-vested, end of period	69,509	$5.76

Restricted stock awards are being amortized to expense over the vesting period. As of March 31, 2024 and 2023, the unamortized value of the RSAs was $368,094 and $579,822, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2024 AND 2023

NOTE 12 – RELATED PARTY

At March 31, 2024 the Company had directors’ fees accrual in the amount of $51,250, legal accrual to related party of $24,000, travel and office expense accruals of directors and officers in the amount of $19,918, fees and consulting expense accruals of advisory board members in the amount of $8,500, and accruals for accounting service fees and expense reimbursements to related parties of $4,929 offset by prepaid director operations committee fees in the amount of $11,000. At December 31, 2023 the Company had a legal accrual to a related party of $115,160, accounting service fee accrual and expense reimbursement to related parties of $102,351, fees and travel expense accruals to directors in the amount of $53,776, fees, consulting expense and travel expense accruals of advisory board members in the amount of $33,746, and travel and office expense accruals of officers in the amount of $8,450.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending March 31, 2024 and 2023, a contribution of $24,768 and $15,521, respectively, was charged to expense for all eligible non-executive participants.

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Overview

Lightwave Logic, Inc. (the “Company”) is a technology company focused on the development of next generation electro-optic photonic devices made on its P2IC™ technology platform which we have detailed as: 1) Polymer Stack™, 2) Polymer Plus™, and 3) Polymer Slot™. Our unique polymer technology platform uses in-house proprietary high-activity and high-stability organic polymers. Electro-optical devices called modulators convert data from electric signals into optical signals for multiple applications.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2023, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2023 we worked with silicon-based foundry partners to help scale in volume our polymer modulator devices and we received working modulator chips from these foundries. We have advanced and matured our interactions with our foundry partners and we continue to receive working modulator chips for prototyping. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing. Using 200mm silicon wafers, we showed packaged polymer modulators operating with open (clean) eye diagrams at 100GBaud PAM4 (or 200Gbps PAM4) at voltage drive levels at 1V at the 2024 Optical Fiber Conference in San Diego, California in March 2024 (“OFC 2024"). OFC is a leading international conference bringing together the complete value chain of fiber communications, datacentric, and telecommunications industrial players. We also showed polymer modulators with voltage drive levels that were below 1V. Driving voltage levels of around 1V is important as it allows our polymer modulators to be driven directly from CMOS ICs (as opposed to dedicated driver integrated circuit chips). This performance is ideal to enable 4 lanes at 200Gbps per lane pluggable transceivers that can operate at an aggregate data rate of 800Gbps. Since the invited talk at OFC 2024, a number of Tier 1 pluggable transceiver companies have both reviewed our technical results and viewed operating packaged polymer slot modulators at 200Gbps PAM4 with drive voltages at 1V.

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

Polymer Photonic Integrated Circuits

Our Company also designs its own proprietary Photonic Integrated Circuits (otherwise termed a polymer PIC). A polymer PIC is a photonic device that integrates several photonic functions on a single chip. We believe that our technology can enable an ultra-miniaturization footprint that is needed to increase the number of photonic functions residing on a semiconductor chip. We see this creating a progression like what was seen in the computer integrated circuits, commonly referred to as Moore’s Law. One type of integration is to combine several instances of the same photonic functions such as a plurality of modulators to create a multi-lane polymer PIC. The number of lanes can be varied depending on application. For example, the number of photonic components could increase by a factor of 4, 8, or 16. Another type of integration is to combine different types of devices including from different technology bases such as the combination of a semiconductor laser with a polymer modulator. Our P2IC™ platform encompasses both these types of architecture.

Current semiconductor photonic technology today is both struggling to reach faster device speeds as well as seamless integration with commercial silicon foundries. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide (GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators such as the Polymer Stack™, Polymer Plus™, Polymer Slot™, and associated PIC platforms that can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques. Our electro-optic polymer material will boost the performance of standard PIC platforms such as silicon photonics and indium phosphide. Further, with our recent demonstration of packaged polymer slot modulator devices fabricated onto commercial silicon 200mm wafers using a commercial silicon foundry, our electro-optic polymer material is much easier to integrate with silicon foundries compared to competitive crystalline electro-optic materials.

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

Specifically, our business strategy provides that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic device components. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic devices based on our P2IC™technology
•	Develop proprietary intellectual property
•	Grow our commercial device development capabilities
•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development programs.

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

We expect our initial modulator products will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes that aligns with our recent package polymer slot modulator results presented at OFC 2024. Our devices are highly linear, and can also enable the performance required to take advantage of more advance complex encoding schemes if required.

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

In parallel, we are developing modulators for scalability to higher symbol rates above 112 Gbaud. In September 2018, we showed in conference presentations the potential of our polymer modulator platform to operate at over 100 GHz bandwidth. This preliminary result corresponds to 100 Gbps data rates using a simple NRZ data encoding scheme or 200 Gbps with PAM-4 encoding. With 4 lane arrays in our P2IC™ platform, the Company thus has the potential to address both 400 Gbps and 800 Gbps markets. While customers may start the engagement at 112 Gbaud, we believe potential customers recognize that scalability to higher speeds is an important differentiator of the polymer technology.

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

Our Long-Term Device Development Goal - Multilane Polymer Photonic Integrated Circuit (P2IC™)

Our P2IC™ platform is positioned to address markets with aggregated data rates of 100 Gbps, 400 Gbps, 800 Gbps and beyond. Our P2IC™ platform will contain several photonic devices that may include, over and above polymer-based modulators, photonic devices such as lasers, multiplexers, demultiplexers, detectors, fiber couplers.

While our polymer-based ridge waveguide and slot modulators are currently under development to be commercially viable products, our long-term device development goal is to produce a platform for the 400 Gbps, 800 Gbps, 1600Gbps and beyond fiber optic transceiver market. This has been stated in our photonics product roadmap that is publicly available on our website. The roadmap shows a progression in speed from 50 Gbaud based modulators to 100 Gbaud based modulators. The roadmap shows a progression in integration in which the modulators are arrayed to create a flexible, multilane P2IC™ platform that spans 100 Gbps, 400 Gbps, 800 Gbps, 1.6Tbps (or 1600Gbps), and a scaling philosophy that will grow to 3.2Tbps line rates.

We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only needs to achieve 80GHz bandwidth. During ECOC 2019, we showed environmental stability. We continue to develop our polymer materials and device designs to optimize additional metrics. We are now optimizing the device parameters for very low voltage operation. At the ECOC 2022 conference we demonstrated two different world record performances using polymer slot-based modulators. In an invited presentation at OFC 2024 in San Diego, we presented data that showed our packaged polymer slot modulators operating with open (clean) eye diagrams at 100GBaud PAM4 (or 200Gbps PAM4) at voltage drive levels at 1V. We also showed polymer modulators with voltage drive levels that were below 1V. Driving voltage levels of around 1V is important as it allows our polymer modulators to be driven directly from CMOS ICs (as opposed to dedicated driver integrated circuit chips).

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

An article by Dr, Michael Lebby that was recently published in broadband communities (BBC) magazine in early February 2023 discusses the virtues of polymer-based technologies as part of an industry technology roadmap. The article is entitled ‘The internet is the brick wall Nostradamus did not see coming.” In this article cost/performance metrics are discussed that show the trend to higher and higher data rates using PIC platforms that include very high speed, low power modulator devices.

 The article also shows that electro-optic polymers play an important role in PICs over the next decade as they can reduce or close the gap between customer expectations and technical performance through effective scaling increase of high performance with low cost for short distance transceiver optical links.

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platforms is within sight today:

1.	Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this. With Vpi levels of 1V or less will enable direct from associated electronics and potentially save network architects the cost of individual driver ICs.

2.	Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years.

3.	Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.

4.	Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages that utilize atomic layer deposition (ALD) that is being developed in-house.

Scalability in terms of cost reduction and high volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing capacity through the use of silicon-based foundries. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration.

Scalability in terms of cost reduction and high-volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing capacity through the use of commercial silicon-based foundries running 200mm silicon wafers. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and also with other optical devices. Our P2IC™ platform seeks to address device integration.

Design philosophy: optimized reliability & performance

LIGHTWAVELOGIC

- **World class chromophore design**
  - Very high glass transition temperature (T_g)
  - ~100°C delta between industry spec and T_g
  - Eliminates need for cross-linking
  - Protects material from de-poling (occurs when T_g is close to industry specification high limit)

T_g (Lightwave Logic polymers)
180°C
100°C
70°C
0°C
~100°C Delta
Industry specification (0-70°C)
Typical transceiver spec for datacenter

Key Parameters
Current LWLG Chromophores vs Competition
LWLG
Competitors
Electro-optic efficiency (r33)
Glass Transition Temperature (Tg)
Decomposition Temperature (Td)
Photostability
Voltage (Vπ)
Absorbance (λmax)
LWLG
Competitor
0
1
2
3
4
5
6
7
8
9
10

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

In March 2019 we created an Advisory Board comprised of three world-class leaders in the photonics industry: Dr. Craig Ciesla, Dr. Christoph S. Harder, and Mr. Andreas Umbach. In January 2022 Dr. Ciesla was named to our Board of Directors, and our Advisory Board is currently comprised of Dr. Franky So, Dr. Christoph S. Harder, Mr. Andreas Umbach and Dr. Joseph A. Miller, who is a former member of our Board of Directors. The Advisory Board is working closely with our Company leadership to enhance our Company’s product positioning and promote our polymer modulator made on our proprietary Faster by Design™ polymer P2 IC™ platform. The mission of the Advisory Board is initially to increase our Company’s outreach into the datacenter interconnect market and later to support expansion into other billion-dollar markets. The Advisory Board members have each been chosen for their combination of deep technical expertise, breadth of experience and industry relationships in the fields of fiber optics communications, polymer and semiconductor materials. Each of the Advisory Board members has experience at both innovators like Lightwave Logic and large industry leaders of the type most likely to adopt game-changing polymer-based products. In addition, they possess operational experience with semiconductor and polymer businesses.

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

On June 24, 2021, we announced the receipt of U.S. patent number 11,042,051 that details a breakthrough new device design that enables mass-volume manufacturing when designed into advanced integrated photonic platforms. The device design enhances reliability, improves optical mode control and most important, lowers by consumption through the use of direct-drive, low-voltage operation. The patent is entitled, “Direct drive region-less polymer modulator methods of fabricating and materials therefor” and is expected to open the opportunity for low power consumption electro-optic polymers to be developed into large foundry PDKs (process development kits) and be ready for mass volume commercialization. The patent emphasizes our technology platform using fabrication techniques that would naturally fit into foundry PDKs.

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

On August 9, 2021, we announced the receipt of U.S. patent number 11,067,748 entitled “Guide Transition Device and Method” that covers a new invention that enables enhanced optical routing architectures for polymer-based integrated photonics that can be scaled with partner foundries. This new invention will enable innovative, highly scalable optical routing architectures for integrated photonic platforms. The patent provides novel optical waveguide transition designs using two planes of optical waveguides that are expected to be critical for optical signal routing and optical switching, opening the opportunity for high speed, energy efficient electro-optic polymers to be implemented into foundry PDKs (process development kits) to improve the performance of integrated photonic circuits. This breakthrough technology opens the door for advanced integrated photonics architectural design. We believe the simplicity of the design is ideal for production in foundries and will best position our Company to enable increased data traffic on the internet while using less power.

On September 1, 2021, our Company's common shares began trading on the Nasdaq Capital Market (“Nasdaq”). The Company’s Nasdaq listing will help to expand our potential shareholder base, improve liquidity, elevate our public profile within the industry and should ultimately enhance shareholder value.

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

On March 7, 2022, we announced the receipt of U.S. patent number 11,262,605 entitled, “Active region-less polymer modulator integrated on a common PIC platform and method.” This invention will simplify modulator integration for high-volume foundry manufacturing operations while enhancing polymer reliability to enable a more effective photonic engine. The essence of the invention is a complete optical engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in routers, servers and elsewhere in optical networks. The engine is designed for high-volume manufacturing operations using silicon foundry infrastructure. The patent illustrates the use of our polymer modulators as a high speed, low power engine not only for data communication and telecommunication applications, but other new market opportunities as well.

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

On April 19, 2022, we announced the publication of our patent application 2022/0113566 A1 entitled “TFP (thin film polymer) optical transition device and method” that illustrates the design of a simpler to fabricate, lower cost hybrid integrated photonics chip using electro-optic polymers which are more advantageous for high-volume production. The invention will simplify polymer modulator fabrication when integrated with silicon photonics for high-volume foundry manufacturing applications. The simplified fabrication approach enables us to simplify the production of very high speed, low power proprietary polymer modulators that will enable significantly faster data rates in the internet environment. The essence of the invention is a hybrid polymer-silicon photonics engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in the routers, servers and network equipment that are proliferating with the growth of data centers, cloud computing and optical communications capacity. The hybrid polymer-silicon photonics engine is designed to use high-volume silicon foundry infrastructure.

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

On June 21, 2022, we announced the publication of our patent application 2022/0187637A1 entitled “Hybrid electro-optic polymer modulator with silicon photonics” that details a novel fabrication process that allows our Company’s proprietary polymers to be fabricated by silicon foundries in a high-volume manufacturing environment. The published patent application also details a more efficient process that allows for high yielding, high stability poling of polymers in a high-volume foundry manufacturing environment. The development of the PDK for this new optical hybrid optical modulator design is now in progress with our Company’s foundry partners.

June 23, 2022, we announced the publication of our patent application 2022/0187638A1 entitled “Hybrid electro-optic polymer modulator with atomic layer deposition (ALD) sealant layer” that allows our Company’s proprietary polymers to be sealed to moisture and other atmospheric gases in a very low temperature and quasi-hermetic environment through the use of a chip-scale packaging approach that can be applied in parallel at wafer level (i.e. in volume) and that eliminates the need for a separate hermetic enclosure or “gold box.” Chip-scale packaging is a technique that has been gathering momentum in the silicon electronics industry for the past decade to reduce device chip packaging costs and increase device performance – enabling high-volume front and back-end manufacturing as well as extremely small sizes in miniaturization. Specifically, our electro-optic polymer modulators are sealed with a low-temperature conformal atomic layer deposition dielectic layers that are supported on a silicon substrate with passive silicon photonics waveguides.

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

On June 30, 2022, we announced that our CEO, Dr. Michael Lebby, was again invited to co-chair the Photonic Integrated Circuits (PIC) International Conference that took place June 28-29, 2022 in Brussels, Belgium. At the conference, Dr. Lebby led an invited talk entitled, “Enabling lower power consumption optical networking using high speed, low power polymer modulators”, focusing on the issue of reducing power consumption in datacenters and optical networks. He also contributed to a panel session, “Hybrid PICs technology challenges and solutions,” on the need for hybrid integration addressing the volume production of 3D and 2.5 integrated electronic and photonic integrated circuits (PICs) based on the utilization of large silicon foundries. This included a discussion on the use of silicon photonics with hybrid technologies such as electro-optic polymers, polymer based plasmonics, silicon nitride and III-V laser sources.

On September 22, 2022, we announced the achievement of world record performance for low-power consumption ultra-high-speed ‘green’ slot modulators in collaboration with Karlsruhe Institute of Technology (KIT) and its spin-off SilOriX as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022. The team presented the first sub-1mm Mach Zehnder-type modulators with sub-1V drive voltage that rely on Lightwave’s proprietary advanced Perkinamine™ chromophores. The devices rely on the slot-waveguide device concept developed at KIT and commercialized through SilOriX. Further, the material has experimentally proven thermal stability at 85°C and offers extreme energy-efficiency along with high-speed modulation in a compact footprint. Additionally, this shows that our material can perform in a variety of device structures and designs and is positioned to significantly reduce power consumption of optical networking and to become a true 'green photonics’ enabler for the industry.

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

On November 15, 2022, we announced the receipt of U.S. patent number 11,435,603 B2 entitled “TFP (thin film polymer) optical transition device and method,” which illustrates the design of a simpler to fabricate, lower cost hybrid integrated photonics chip using electro-optic polymers which are more advantageous for high-volume production. The simplified fabrication approach enables streamlined production of very high speed, low power proprietary polymer modulators that will enable significantly faster data rates in the internet environment. The essence of the invention is a hybrid polymer-silicon photonics engine that fits into fiber optic transceivers (either pluggable or co-packaged) that are used in the routers, servers and network equipment that are proliferating with the growth of data centers, cloud computing and optical communications capacity.

________________________

1 Set-up limited’ indicates that the measurement was limited by the testing equipment.

2 University of Kiel, Germany supported the digital signal processor (DSP), and ETHZ supported the photodetector.

On November 17, 2022, we announced the receipt of U.S. patent number 11,435,604 B2 entitled “Hybrid electro-optic polymer modulator with silicon photonics,” which allows Lightwave Logic’s proprietary polymers to be fabricated by silicon foundries in a high-volume manufacturing environment. The patent also details a more efficient process that allows for high yielding, high stability poling of polymers in a high-volume foundry manufacturing environment. From a commercial standpoint, this patent enables our polymers to be mass-produced using existing silicon foundry equipment, simplifying production for the foundry's we are working with.

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

 ________________________

3 The groundbreaking results were presented by Stefan Koepfli (ETH Zurich) as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022. The post-deadline paper is titled “>500 GHz Bandwidth Graphene Photodetector Enabling Highest-Capacity Plasmonic-to-Plasmonic Links.”

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

In April 2023, our Chief Executive Officer, Dr. Michael Lebby, co-chaired the Photonic Integrated Circuits (PIC) International Conference in Brussels, Belgium. Industry-leading insiders delivered more than 30 presentations spanning six sectors at the conference. The conference provided attendees with an up-to-date overview of the status of the global photonics industry as well as the opportunity to meet many other key players within the community. In addition to serving as co-chair of the event, Dr. Lebby hosted a presentation for in-person attendees within the “Scaling PICs in Volume Using Foundries” track, focusing on the industry's consideration of electro-optic polymer modulators due to their increased modulation speed, lower power consumption, and potential for future multi-Tbps aggregated data-rates in the next decade. Additionally, Dr. Lebby discussed the latest results on foundry fabricated EO polymers, as well as the latest work in photonics roadmaps on both the integrated photonics (PIC) level as well as PIC packaging level.

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

On May 18, 2023, we announced the receipt of U.S. patent number 11,614,670 B2 entitled “Electro-optic polymer devices having high performance claddings and methods of preparing the same,” which is a cutting-edge design technique, enhancing the performance of polymer modulators through the use of innovative polymer cladding design that is amenable for high-volume foundry fabrication when integrated with silicon photonics. The patent details a novel fabrication process that allows our proprietary polymers to perform more effectively and to be fabricated by silicon foundries in a high-volume manufacturing environment. It also introduces a more efficient process for improving the performance of the polymer claddings, leading to increased poling efficiency and lower losses in both optical and RF aspects. This patent is helping us move forward with our commercial discussions through the enabling of enhanced performance and simplified manufacturing of our polymer modulators with silicon photonics.

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

On May 31, 2023, we announced the receipt of U.S. patent number 11,661,428 entitled “Nonlinear Optical Chromophores, Nonlinear Optical Materials Containing the Same, and Uses Thereof in Optical Devices,” which details an innovative organic chromophore design using a novel 'thiophene bridge' to significantly improve material performance in a production environment. This is accomplished by designing thiophene-containing bridging groups that are positioned between the electron-donating and electron-accepting ends of the chromophore. These designs provide nonlinear optical chromophores with significantly improved optical properties and improved stability. We expect this patent will help us progress our commercial discussions with potential customers.

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

On August 1, 2023, we appointed respected industry executive Laila Partridge to our Board of Directors. Ms. Partridge brings over 30 years of executive experience in technology, corporate innovation and finance to our Board – having worked with a wide range of technologies, including telecommunications, internet infrastructure, AI, internet of things and more. She was named by Boston Business Journal as one of the ten “2017 Women to Watch in Science and Technology”. She currently serves as Founder and Chief Executive Officer of The HardTech Project, a new venture with a novel approach to early-stage hardware investing. Previously, she was Managing Director of the STANLEY + Techstars Accelerator where she directed a global effort for Stanley Black & Decker's Chief Technology Officer to identify and invest in innovative technologies for industrial applications with an emphasis on electrification, sustainability and advanced manufacturing. Prior to that, she began her technology career at Intel Capital, serving as a Director of Strategic Investments. Ms. Partridge began her career at Wells Fargo, where she ultimately achieved the role of VP of Corporate Banking, having led complex corporate finance transactions for the company's senior secured debt agencies in the Midwest. Ms. Partridge brings significant board experience to the Board of Directors, including at Intel Capital serving privately-held technology companies, and in her current role as an independent Director at Cambridge Trust (NASDAQ: CATC). She holds a Bachelor's degree with Honors from Wellesley College.

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

On March 24, 2024, at the 2024 Optical Fiber Conference in San Diego, California (OFC 2024), we presented world-class results for our Company’s 200Gbps heterogeneous polymer/silicon photonic modulator at a record low drive voltage, which are based on a novel packaged heterogeneous polymer EO modulator design leveraging silicon photonics devices from a 200mm production foundry process and Lightwave Logic’s proprietary high temperature, high performance EO Polymer material. Each modulator was operated at 100GBaud PAM4 and achieved all drive voltages below 2V, and as low as 1V which is excellent for low power operation. We discussed the test set-up for the high-speed results, and how electro-optic polymer-based modulators based on 200mm silicon foundry wafers are ideal for 4 lane 200Gbps per lane 800Gbps pluggable optical transceivers for datacenter applications. We also shared updated lifetime and reliability data for both the electro-optic polymer materials and electro-optic polymer devices. Our results demonstrate that a hybrid approach, leveraging the cost and integration benefits of silicon photonics along with the unparalleled bandwidth and low power advantages of Lightwave Logic’s proprietary EO polymers, lays a clear path for competitive performance and integration for today’s and future optical pluggable transceivers, and we expect these results will position our Company to support the burgeoning demand of generative AI as datacenters around the world begin to upgrade their hardware faster than expected to meet the demands of the future.

On March 28, 2024, we announced world-class performance of the Company’s Perkinamine® EO polymer material operating in an optical interconnect link, at 437.1Gbps employing a PAM8 178GBaud signal encoded by a plasmonic Mach Zehnder modulator (MZM). In this work, intensity modulated, direct detection (IM/DD) techniques were utilized to drive higher performance. The paper, authored by our teammates ETH Zurich and Polariton Technologies, demonstrated data rates beyond 400Gbps for a IM/Dd optical interconnect link for the first time. This world-class result, achieving data rates of 400Gbps per lane, demonstrates that our Company’s EO polymers are capable of exceeding double the current industry expectation. This has the potential to enable 4 lane 1.6Tbps (1600Gbps) pluggable transceiver modules, which is on the roadmap of datacenter operators today.

On April 1, 2024 we announced the issuance of patent 11,921,401 by the United States Patent and Trademark Office (USPTO) – entitled ‘Nonlinear Optical Chromophores Having a Diamondoid Group Attached Thereto, Methods of Preparing the Same, and Uses Thereof‘ issued on March 5, 2024, which has been shown to significantly improve the overall stability and performance of our Company’s EO chromophores. This materials-based chemical-engineered invention advances the overall performance of our Company’s EO chromophores and their use in high-speed, low power and commercial-grade EO polymer modulators that operate at 200Gbps with drive voltage levels of 1V. The proprietary chromophores are designed with Diamondoid molecular groups that are attached to the chromophore. Results show that when these chromophores are dispersed in a host polymer matrix, the EO materials result in improved macroscopic EO properties, increased poling efficiency, increased loading as well as increased stability of these materials after poling. The impact of the technology disclosed is significant in that it will increase the overall robustness of polymer materials that are utilized in optical modulator devices. Further, the materials can be easily utilized in silicon foundries for high-volume manufacturing processes. We believe this invention will help us bring in more commercial license deals for our EO polymers, especially as we work with high-volume manufacturing silicon foundries and 200mm silicon wafers. Additionally, we consider this material as a key component for next generation 800Gbps and 1600Gbps pluggable optical transceiver modules that support the rise of generative AI and upgrading of datacenter hardware equipment.

 On April 16, 2024, we announced our substantial contributions to the recently published “Integrated Photonics System Roadmap - International” (IPSR-I) to accelerate the high-volume commercial manufacturing of high-value integrated photonics over the next decade and beyond. More than 400 technology, academic and industrial organizations from around the world contributed to IPSR-I. The IPSR-I describes a route toward building a global, aligned integrated photonics industry with the ability to help solve major societal challenges. It includes a comprehensive overview of major technology gaps for volume manufacturing of photonic integrated circuits (PIC) and a detailed analysis of the challenges that the integrated photonics industry needs to overcome to achieve its potential. Lightwave Logic was instrumental in two chapters of the IPSR-I, serving as co-chair of the “Transceivers” chapter and chair of the “Polymers” chapter. Our Company also contributed to the “Interconnects” chapter. ‘Transceivers’ are a critical commercial pluggable optical engine, for example in hyperscaler datacenters, telelcom networks, and high-performance computing. 'Interconnects' focuses on optical fiber links that connect pluggable optical transceivers together for routers, switches, computational systems etc. ‘Polymers’ focuses on active electro-optic polymers for optical modulators as well as passive polymers that guide and manipulate light in fiber optic communications markets. The integrated photonics roadmaps both plan and anticipate commercial opportunities as well as potential roadblocks and/or critical needs on the way to scaling the manufacturing of integrated photonics through 2040. The silicon semiconductor industry has relied on these types of roadmaps for the past 50 years and with IPSR-I, the photonics industry is becoming organized and more influential as well.

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

Results of Operations

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023

Revenues

During the three months ended March 31, 2024, we recognized $16,667 of licensing and royalty revenue and $13,750 of revenue for coating and poling work on the devices supplied by a customer. As a development stage company, during the three months ended March 31, 2023, we had no revenues. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners, and commercialization. The Company expects to continue obtaining a revenue stream from technology licensing agreements, to obtain additional revenue streams from technology transfer agreements and direct sale of its own electro-optic device components.

Cost of Sales

During the three months ended March 31, 2024, we recognized $5,175 in Cost of Sales, and $0 in Cost of Sales during the three months ended March 31, 2023.

Operating Expenses

	For the Three Months Ending	For the Three Months Ending	Change from Prior Three	Percent Change from Prior Three
	March 31, 2024	March 31, 2023	Month Period	Month Period

Research and development	4,620,662	$3,799,707	$820,955	22%
General and administrative	1,255,450	1,360,170	(104,720)	-8%
	$5,876,112	$5,159,877	$716,235	14%

Research and development expenses increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increases in prototype device development expenses, research and development salary expenses, laboratory and wafer fabrication materials and supplies expenses, research and development travel expenses, research and development rent expenses, and internal and external testing expenses, offset by a decrease in research and development non-cash stock option amortization expenses.

•	Prototype device development expenses increased by $748,769 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Research and development salary expenses increased by $587,140 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Laboratory and wafer fabrication materials and supplies expenses increased by $99,700 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Research and development travel expenses increased by $64,952 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Research and development rent expenses increased by $59,008 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Internal and external testing expenses increased by $32,333 in the three months ended March 31, 2024, compared to the same period in 2023.
•	These increases were offset by a $813,592 decrease in research and development non-cash stock option amortization expenses in the three months ended March 31, 2024, compared to the same period in 2023.

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

General and administrative expenses decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to increases in general and administrative salary expenses, depreciation expense, consulting fees, auditing fees, general and administrative recruiting fees, software expenses, investor expenses, and general and administrative rent expenses, offset by decreases in general and administrative non-cash stock option amortization and legal fees.

•	General and administrative salary expenses increased by $131,538 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $70,915 in the three months ended March 31, 2024, compared to the same period in 2023.
•	General and administrative consulting fees increased by $55,475 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Auditing expenses increased by $47,800 in the three months ended March 31, 2024, compared to the same period in 2023.
•	General and administrative recruiting fees increased by $40,817 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Software expenses increased by $25,159 in the three months ended March 31, 2024, compared to the same period in 2023.
•	Investor expenses increased by $20,911 in the three months ended March 31, 2024, compared to the same period in 2023.
•	General and administrative rent expenses increased by $14,609 in the three months ended March 31, 2024, compared to the same period in 2023.
•	These increases were offset by a $365,038 decrease in general and administrative non-cash stock option amortization and a $175,528 decrease in legal expenses in the three months ended March 31, 2024, compared to the same period in 2023.

Other Income (Expense)

	For the Three Months Ending	For the Three Months Ending	Change from Prior Three	Percent Change from Prior Three
	March 31, 2024	March 31, 2023	Month Period	Month Period

Other Income (Expense)	$170,959	$(316,141)	$487,100	154%

Other income increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a $284,718 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $211,174 increase in interest income on money market account.

Net Loss

	For the Three Months Ending	For the Three Months Ending	Change from Prior Three	Percent Change from Prior Three
	March 31, 2024	March 31, 2023	Month Period	Month Period

Net Loss	$5,679,911	$5,476,018	$203,893	4%

Net loss was $5,679,911 and $5,476,018 for the three months ended March 31, 2024 and 2023, respectively, for an increase of $203,893 due primarily to increases in prototype device development expenses, salary expenses, laboratory and wafer fabrication materials and supplies expenses, rent expenses, depreciation expense, travel expenses, consulting and auditing fees, recruiting fees, internal and external testing expenses, software expenses, and investor relations expenses. These increases were offset by decreases in non-cash stock option amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, and legal fees, and an increase in interest income on money market account.

Liquidity and Capital Resources

Sources and Uses of Cash

Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park,  an institutional investor,  pursuant to purchase agreements with Lincoln Park (the institutional investor) and proceeds from sale of common stock by Roth Capital pursuant to the at the market sale agreement with the investment banking company as described in Note 10 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options and warrants.

On July 2, 2021, the Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021. On October 4, 2021, our Company entered into the 2021 purchase agreement with Lincoln Park to sell up to $33 million of common stock over a 36-month period. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park have been issued as of December 31, 2023. On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park to sell up to $30 million of common stock over a 36-month period, with $7.7 million remaining on the 2023 Purchase Agreement as of the date of this filing. On December 9, 2022, our Company entered into the at the market sale agreement with Roth Capital, as sales agent, whereby pursuant to the at the market sale agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $33.1 million remains available to our Company pursuant to the at the market sale agreement.

During the three months ended March 31, 2024, the Company received $5,152,350 in proceeds pursuant to the 2023 purchase agreement with Lincoln Park, $330,453 in proceeds pursuant to the at the market sale agreement with Roth Capital, and $194,850 in proceeds pursuant to the exercise of options and warrants. During the year ended December 31, 2023, the Company received $19,993,359 in proceeds pursuant to the 2021 purchase agreement and 2023 purchase agreement with Lincoln Park, $1,515,878 in proceeds pursuant to the at the market sale agreement with Roth Capital, $1,013,924 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement of which $39,875 is recorded as deferred revenue as of December 31, 2023.

During the three months ended March 31, 2024, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, laboratory and wafer fabrication materials and supplies expenses, and third-party service providers. During the year ended December 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,840,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2023 purchase agreement and any future purchase agreements with Lincoln Park, the at the market sale agreement with Roth Capital, the exercise of options and warrants and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through August 2025 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the three months ended March 31, 2024

Net cash used in operating activities was $4,772,208 for the three months ended March 31, 2024, primarily attributable to the net loss of $5,679,911 adjusted by $626,512 in options issued for services, $64,199 amortization of deferred compensation, $76,977 in common stock issued for services, $386,498 in depreciation expenses and patent amortization expenses, $47,011 amortization of right of use asset, $3,166 loss on disposal of property, plant and equipment, ($26,384) in accounts receivable, $540,932 in prepaid expenses and other current assets and ($811,208) in accounts payable, accrued bonuses, accrued expenses, deferred revenue and other liabilities.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $828,474 for the three months ended March 31, 2024, consisting of $53,097 in cost for intangibles and $775,377 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $5,677,653 for the three months ended March 31, 2024 and consisted of $194,850 in proceeds from exercise of options and warrants, $5,152,350 in proceeds from sale of common stock to an institutional investor and $330,453 in proceeds from at the market sale of common stock by an investment banking company.

On March 31, 2024, our cash and cash equivalents totaled $31,509,058, our assets totaled $41,737,807, our liabilities totaled $4,538,563 and we had stockholders’ equity of $37,199,244.

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

Net cash provided by financing activities was $5,525,127 for the three months ended March 31, 2023 and consisted of $25,750 in proceeds from exercise of options and warrants and $5,499,377 in proceeds from sale of common stock to an institutional investor.

On March 31, 2023, our cash and cash equivalents totaled $26,168,214, our assets totaled $30,810,139, our liabilities totaled $976,973 and we had stockholders’ equity of $29,833,166.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2024. See Note 8 to the financial statements herein for a discussion of our contractual commitments.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of these significant accounting policies. The Company’s significant accounting policies have not materially changed since that report was filed.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2024, we had $31.5 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At March 31, 2024, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on March 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1	Legal Proceedings

No material legal proceedings.

Item 1A	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $5.6 million for the three months ended March 31, 2024 and a net loss of $21.0 million for the year ended December 31, 2023 and $17.2 million for the year ended December 31, 2022. As of March 31, 2024, we had an accumulated deficit of $133.6 million. We anticipate that we will continue to incur operating losses through at least 2024.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through August 2025; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the 2023 purchase agreement with Lincoln Park and the at the market sale agreement with Roth Capital we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $7.7 million that is available to our Company pursuant to the 2023 purchase agreement with Lincoln Park, and $33.1 million that is available to our Company pursuant to the at the market sale agreement with Roth Capital.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in our 2023 Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we sold the following securities without registering the securities under the Securities Act:

Date	Security
January 18, 2024	Common Stock — 19,000 shares of Common Stock at $0.75 per share pursuant to a warrant exercise.

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

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Date: May 10, 2024

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: May 10, 2024

