Form 10-Q
period 2024-06-30
Lightwave Logic, Inc.
filed 2024-08-09
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of August 9, 2024 was 120,716,365.

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

ii

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,195,815	$31,432,087
Accounts Receivable	8,065	30,376
Prepaid expenses and other current assets	760,891	1,237,621
TOTAL CURRENT ASSETS	29,964,771	32,700,084

PROPERTY AND EQUIPMENT - NET	5,811,905	4,990,790

OTHER ASSETS
Intangible assets - net	1,278,700	1,254,501
Operating Lease - Right of Use - Building	2,743,457	2,838,210
TOTAL OTHER ASSETS	4,022,157	4,092,711

TOTAL ASSETS	$39,798,833	$41,783,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$917,970	$1,447,596
Accrued bonuses and accrued expenses	216,778	599,430
Accounts payable and accrued expenses - related parties	152,260	313,483
Deferred revenue	31,541	39,875
Deferred lease liability	17,408	38,297
Operating lease liability	155,946	144,120
TOTAL CURRENT LIABILITIES	1,491,903	2,582,801

LONG TERM LIABILITIES
Operating lease liability	2,685,037	2,766,970
TOTAL LONG TERM LIABILITIES	2,685,037	2,766,970

TOTAL LIABILITIES	4,176,940	5,349,771

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 120,706,365 and 118,137,309 issued and outstanding at June 30, 2024 and December 31, 2023	120,707	118,137
Additional paid-in-capital	175,608,888	164,619,363
Deferred compensation	(536,714)	(432,293)
Accumulated deficit	(139,570,988)	(127,871,393)

TOTAL STOCKHOLDERS' EQUITY	35,621,893	36,433,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,798,833	$41,783,585

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDING JUNE, 2024 AND 2023

(UNAUDITED)

.

	For the Three	For the Three	For the Six	For the Six
	Months Ending	Months Ending	Months Ending	Months Ending
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

NET SALES	$19,355	$—	$49,772	$—

COST AND EXPENSE
Cost of sales	—	—	5,175	—
Research and development	4,362,258	4,166,110	8,982,920	7,965,817
General and administrative	1,896,672	1,174,590	3,152,122	2,534,761
TOTAL COST AND EXPENSE	6,258,930	5,340,700	12,140,217	10,500,578

LOSS FROM OPERATIONS	(6,239,575)	(5,340,700)	(12,090,445)	(10,500,578)

OTHER INCOME (EXPENSE)
Interest income	251,730	103,685	505,066	156,973
Commitment fee	(28,982)	(220,732)	(105,959)	(582,426)
Loss on disposal of property and equipment	—	—	(3,166)	—
Other expense	(2,857)	—	(5,091)	(7,734)

NET LOSS	$(6,019,684)	$(5,457,747)	$(11,699,595)	$(10,933,765)

LOSS PER SHARE
Basic	$(0.05)	$(0.05)	$(0.10)	$(0.10)
Diluted	$(0.05)	$(0.05)	$(0.10)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	120,179,570	114,857,638	119,552,430	114,089,465
Diluted	120,179,570	114,857,638	119,552,430	114,089,465

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

SIX-MONTH PERIOD ENDED JUNE 30, 2024

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	1,950,000	1,950	7,493,650	—	—	7,495,600
Common stock issued for commitment shares	25,431	26	105,934	—	—	105,960
Common stock sales at the market by investment banking company	127,150	127	499,756	—	—	499,883
Exercise of options	355,000	355	230,645	—	—	231,000
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	2,337,460	—	—	2,337,460
Restricted stock awards issued for future services	92,475	93	307,849	(307,942)	—	—
Deferred compensation	—	—	—	203,521	—	203,521
Net loss for the six months ending June 30, 2024	—	—	—	—	(11,699,595)	(11,699,595)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$175,608,888	$(536,714)	$(139,570,988)	$35,621,893

SIX-MONTH PERIOD ENDED JUNE 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	2,575,400	2,575	14,947,834	—	—	14,950,409
Common stock issued for commitment shares	95,630	96	582,330	—	—	582,426
Common stock sales at the market by investment banking company	75,000	75	643,454	—	—	643,529
Exercise of options	306,285	306	305,995	—	—	306,301
Exercise of warrants	150,000	150	150,350	—	—	150,500
Options issued for services	—	—	3,389,804	—	—	3,389,804
Restricted stock awards issued for future services	99,616	100	519,896	(519,996)	—	—
Deferred compensation	—	—	—	133,854	—	133,854
Net loss for the six months ending June 30, 2023	—	—	—	—	(10,933,765)	(10,933,765)

BALANCE AT JUNE 30, 2023 (UNAUDITED)	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE-MONTH PERIOD ENDED JUNE 30, 2024

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2024 (UNAUDITED)	119,795,941	119,796	170,998,846	(368,094	(133,551,304)	37,199,244

Common stock issued to institutional investor	700,000	700	2,342,550	—	—	2,343,250
Common stock issued for commitment shares	7,949	8	28,975	—	—	28,983
Common stock sales at the market by investment banking company	50,000	50	169,380	—	—	169,430
Exercise of options	60,000	60	50,340	—	—	50,400
Exercise of warrants	—	—	—	—	—	—
Options issued for services	—	—	1,710,948	—	—	1,710,948
Restricted stock awards issued for future services	92,475	93	307,849	(307,942	—	—
Deferred compensation	—	—	—	139,322	—	139,322
Net loss for the three months ending June 30, 2024	—	—	—	—	(6,019,684)	(6,019,684)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$175,608,888	$(536,714	$(139,570,988)	$35,621,893

THREE-MONTH PERIOD ENDED JUNE 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT MARCH 31, 2023 (UNAUDITED)	114,103,523	$114,104	$142,608,263	$(579,822)	$(112,309,379)	$29,833,166

Common stock issued to institutional investor	1,554,945	1,555	9,449,477	—	—	9,451,032
Common stock issued for commitment shares	29,971	30	220,702	—	—	220,732
Common stock sales at the market by investment banking company	75,000	75	643,454	—	—	643,529
Exercise of options	296,285	296	299,005	—	—	299,301
Exercise of warrants	125,000	125	131,625	—	—	131,750
Options issued for services	—	—	1,593,962	—	—	1,593,962
Deferred compensation	—	—	—	60,356	—	60,356
Net loss for the three months ending June 30, 2023	—	—	—	—	(5,457,747)	(5,457,747)

BALANCE AT JUNE 30, 2023 (UNAUDITED)	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,699,595)	$(10,933,765)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	2,337,460	3,389,804
Amortization of deferred compensation	203,521	133,854
Common stock issued for commitment shares	105,960	582,426
Depreciation and amortization of patents	804,737	531,046
Amortization of right of use asset	94,753	92,812
Loss on disposal of property and equipment	3,166	581
(Increase) decrease in assets
Accounts receivable	22,311	—
Prepaid expenses and other current assets	476,730	(162,748)
(Decrease) increase in liabilities
Accounts payable	(529,626)	(369,688)
Accrued bonuses, accrued expenses and other liabilities	(382,652)	(325,386)
Accounts payable and accrued expenses-related parties	(161,223)	115,879
Deferred revenue	(8,334)	50,000
Deferred lease liability	(20,889)	(20,889)
Operating lease liability	(70,107)	(87,934)

Net cash used in operating activities	(8,823,788)	(7,004,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(67,445)	(177,245)
Purchase of property and equipment	(1,585,772)	(978,560)
Repayment of loan	—	642,120
Sale of property and equipment	—	590

Net cash used in investing activities	(1,653,217)	(513,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	245,250	456,801
Issuance of common stock, institutional investor	7,495,600	14,950,409
Common stock sales at the market by investment banking company	499,883	643,529

Net cash provided by financing activities	8,240,733	16,050,739

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,236,272)	8,533,636

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	31,432,087	24,102,151

CASH AND CASH EQUIVALENTS - END OF PERIOD	$29,195,815	$32,635,787

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report. The interim operating results for the three and six months ending June 30, 2024 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

 NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of June 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2023 financial statement in order to conform to the 2024 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,840,000 of expenditures per month over the next 12 months. Our current cash position enables us to finance our operations through October 2025. On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $0 in July and August 2024 and the remaining available amount of $6,358,348 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). There were no sales of shares of the Company’s common stock pursuant to the sales agreement in June and July 2024. The remaining available amount of $32,921,834 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three and six months ended June 30, 2024, we recognized $19,355 and $36,022 in revenue, respectively, related to this agreement. Our cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

NOTE 3 – REVENUE

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (Topic 606). The standard establishes the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

During 2024, the Company performed device processing work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ending December 31, 2023. $31,541 of this amount is recorded in current liabilities on the Company’s balance sheet as of June 30, 2024. For the three and six months ended June 30, 2024, the Company recognized $19,355 and $36,022, respectively, in revenue related to this agreement.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $0 and $13,750 for the three and six months ended June 30, 2024, respectively.

Contract balances are as follows:

	June 30, 2024	December 31, 2023

Accounts receivable, net	$8,065	$30,376
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term liability deferred revenue	$31,541	$39,875

Significant changes in the contract balances for the period ended June 30, 2024 are as follows:

	Six Months Ended June 30, 2024
	Assets	Liabilities
Balance at December 31, 2023	$30,376	$(39,875)
Revenue recognized that was previously included in deferred revenue	—	8,334
Decreases/increases due to cash received	(63,884)	—
Billed receivables recorded	33,508	—
Transferred to receivables from unbilled receivables	(19,624)	—
Unbilled receivables recorded	27,689	—
Balance at June 30, 2024	$8,065	$(31,541)

A rollforward of contract balances is not disclosed for the period ended June 30, 2024 since there were no contracts as of December 31, 2022.

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2024	December 31, 2023

Insurance	$389,267	$237,791
License	202,076	241,936
Investor relations	60,140	6,313
Prototype devices	54,763	161,267
Rent	36,525	36,525
Other	18,120	53,373
Materials fabrication	—	475,936
Deposit for equipment	—	20,000
Lease incentive receivable	—	4,480
	$760,891	$1,237,621

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2024	December 31, 2023

Office equipment	$154,500	$146,196
Lab equipment	10,311,859	8,937,847
Furniture	74,119	74,119
Leasehold improvements	415,691	396,111
Software	125,943	111,077
	11,082,112	9,665,350
Less: Accumulated depreciation	5,270,207	4,674,560

	$5,811,905	$4,990,790

Depreciation expense for the three months ending June 30, 2024 and 2023 was $395,928 and $236,419, respectively. Depreciation expense for the six months ending June 30, 2024 and 2023 was $761,491 and $492,344, respectively. During the three months ending June 30, 2024, the Company retired fully depreciated property and equipment with the cost of $5,869. During the six months ending June 30, 2024, the Company retired property and equipment with a cost of $169,010 and accumulated depreciation of $165,844 for a loss of $3,166. During the three and six months ending June 30, 2023, the Company sold equipment for proceeds of $590 and a loss of $581.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

Patents consists of the following:

	June 30, 2024	December 31, 2023

Patents	$1,981,196	$1,913,751
Less: Accumulated amortization	702,496	659,250

	$1,278,700	$1,254,501

Amortization expense for the three months ending June 30, 2024 and 2023 was $22,311 and $19,351, respectively. Amortization expense for the six months ending June 30, 2024 and 2023 was $43,246 and $38,702, respectively. There were no patent costs written off for the three and six months ending June 30, 2024 and 2023.

NOTE 8 – COMMITMENTS

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. During January 2022, the term was extended for an additional twenty-four (24) months. This extension did not require a lease modification as the additional option period was included in the original computation as of January 1, 2019. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term. As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease.  On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord.  The consideration of $260,000 was received on November 1, 2017. $17,408 of this amount is recorded on the Company’s balance sheet as deferred lease liability as of June 30, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322. As of June 30, 2024, the operating lease right-of-use asset and operating lease liability amounted to $2,743,457 and $2,840,983, respectively.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

The Company is obligated under the Amended Lease for office, chemistry, clean room and research and development space. The aggregate minimum future lease payments under the Amended Lease, including the extended term are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2024	$188,644
2025	387,666
2026	399,199
2027	411,174
2028	423,612
Thereafter	2,357,571
4,167,866
Less discounted interest	(1,326,883)

TOTAL	$2,840,983

Rent expense totaling $75,510 and $25,170 is included in research and development and general and administrative expenses, respectively, for the three months ended June 30, 2024. Rent expense totaling $151,021 and $50,340 is included in research and development and general and administrative expenses, respectively, for the six months ended June 30, 2024. Rent expense totaling $39,414 and $13,138 is included in research and development and general and administrative expenses, respectively, for the three months ended June 30, 2023. Rent expense totaling $75,556 and $25,185 is included in research and development and general and administrative expenses, respectively, for the six months ended June 30, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2024 and 2023 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2024, the Company had no unrecognized tax benefits, or any tax related interest or penalties. There were no changes in the Company’s unrecognized tax benefits during the three and six-month period ended June 30, 2024. The Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391 fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through June 30, 2024, the institutional investor purchased 4,820,455 shares of common stock for proceeds of $23,641,652 and the Company issued 80,210 shares of common stock as additional commitment fee, valued at $461,986, fair value, leaving 21,571 in reserve for additional commitment fees. During the three-month period ending June 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 700,000 shares of common stock for proceeds of $2,343,250 and the Company issued 7,949 shares of common stock as additional commitment fee, valued at $28,983 fair value. During July and August 2024, pursuant to the purchase agreement, the institutional investor didn’t purchase any shares of the Company’s common stock.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent will be entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the three-month period ending June 30, 2024, pursuant to the sales agreement, the investment banking company sold 50,000 shares of the Company’s common stock for proceeds of $169,430 after a payment of the commission in the amount of $5,240 to the investment banking company. During the six-month period ending June 30, 2024, pursuant to the sales agreement, the investment banking company sold 127,150 shares of the Company’s common stock for proceeds of $499,883 after a payment of the commission in the amount of $15,461 to the investment banking company. During July and August 2024, pursuant to the sales agreement, the investment banking company did not sell any shares of the Company’s common stock.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2024, options to purchase 2,063,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of June 30, 2024, options to purchase 6,905,057 shares of common stock have been issued and are outstanding and 221,649 restricted shares of common stock are issued. As of June 30, 2024, 4,167,059 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2024: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, risk-free interest rate between 3.91% to 4.28% and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of June 30, 2024, there was $3,777,227 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2027.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Share-based compensation was recognized as follows:

	For the Six	For the Six
	Months Ending	Months Ending
	June 30, 2024	June 30, 2023

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	2,337,460	3,389,804
2016 Equity Incentive Plan restricted stock awards	203,521	133,854
Warrants	—	—

Total share-based compensation	$2,540,981	$3,523,658

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2024:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2023	8,809,807	$0.51 - $16.81	$2.76

Granted	1,041,000	$3.46 - $5.00	$4.75
Forfeited	(8,750)	$7.12 - $7.25	$7.23
Exercised	(374,000)	$0.57 - $1.15	$0.66

Outstanding, June 30, 2024	9,468,057	$0.51 - $16.81	$3.06

Exercisable, June 30, 2024	8,255,683	$0.51 - $16.81	$2.80

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2024 was $11,508,333. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $2.99 for the Company’s common stock on June 30, 2024. During the six-month period ending June 30, 2024, 355,000 options were exercised for proceeds of $231,000 and 19,000 warrants were exercised for proceeds of $14,250.

Non-Qualified Stock Options and Warrants Outstanding

Range of Exercise Prices	Number Outstanding Currently Exercisable at June 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	8,255,683	5.5 Years	$2.80

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

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

On June 18, 2024, the Compensation Committee of the Board of Directors approved grants totaling 92,475 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $3.33 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vest in total 15,455 shares on June 18, 2024, with the remaining vesting in 10 equal quarterly installments in total of 7,702 shares beginning July 1, 2024.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the six-month period ending June 30, 2024 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Non-vested, beginning of period	78,452	$5.71

Granted	92,475	3.33
Vested	(33,341)	4.40
Cancelled and forfeited	—	—

Non-vested, end of period	137,586	$4.43

Restricted stock awards are being amortized to expense over the vesting period. As of June 30, 2024 and 2023, the unamortized value of the RSAs was $536,714 and $231,803, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2024 AND 2023

NOTE 12 – RELATED PARTY

At June 30, 2024 the Company had directors’ fees accrual in the amount of $51,250, accruals for accounting service fees to related party of $29,824, legal accrual to related party of $25,000, accrual for consulting fees to related party of $22,500, travel and office expense reimbursement accruals of officers in the amount of $17,686, and consulting expense accruals of advisory committee members in the amount of $6,000. At December 31, 2023 the Company had a legal accrual to a related party of $115,160, accounting service fee accrual and expense reimbursement to related parties of $102,351, fees and travel expense accruals to directors in the amount of $53,776, fees, consulting expense and travel expense accruals of advisory board members in the amount of $33,746, and travel and office expense accruals of officers in the amount of $8,450.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ending June 30, 2024 and 2023, a contribution of $34,324 and $17,882, respectively, was charged to expense for all eligible non-executive participants. For the six months ending June 30, 2024 and 2023, a contribution of $59,092 and $32,858, respectively, was charged to expense for all eligible non-executive participants.

NOTE 14 – SUBSEQUENT EVENTS

On July 26, 2024, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on August 5, 2024.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components. We have seen increased interest in our materials during 2023, which has continued into 2024 and we are in discussions on future license agreements.

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

Our Company has a fabrication facility in Colorado to apply standard fabrication processes to our electro-optic polymers which create modulator devices. While our internal fabrication facility is capable of manufacturing modulator devices, we have partnered with commercial silicon-based fabrication companies that are called foundries who can scale our technology with volume quickly and efficiently. The process recipe for fabrication plants or foundries is called a ‘process development kit’ or PDK. We are currently working with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries. One of the metrics for successful implementation of PDK is to receive working modulator chips. Our work with the foundries is being focused with the Polymer Plus™ and the Polymer Slot™ polymer modulators. We are currently receiving 200mm silicon wafers with our Polymer Slot™ modulator designs from AMF, a silicon photonics foundry based in Singapore.

Business Strategy

Our first revenue stream was obtained from our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners that include Tier 1 players in the fiber optic communications industry. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components.

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

An article by Dr. Michael Lebby that was recently published in broadband communities (BBC) magazine in early February 2023 discusses the virtues of polymer-based technologies as part of an industry technology roadmap. The article is entitled ‘The internet is the brick wall Nostradamus did not see coming.” In this article cost/performance metrics are discussed that show the trend to higher and higher data rates using PIC platforms that include very high speed, low power modulator devices.

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

During the second quarter of 2019, our Company promoted its polymers at CoInnovate in May and the World Technology Mapping Forum in June. CoInnovate is a meeting of semiconductor industry experts. The World Technology Mapping Forum is a group authoring a photonics roadmap out to 2040.

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

On September 22, 2022, we announced the achievement of a world-record demonstration of a 250GHz super high bandwidth electro-optical-electrical (EOE) link through a collaboration with ETH Zurich. The link was demonstrated by ETH Zurich and uses Polariton's high-speed plasmonic modulators containing Lightwave's proprietary Perkinamine™ chromophores and ETH Zurich's high-speed graphene photodetectors. The link contained a plasmonic modulator using electro-optic polymer material as well as a novel metamaterial enhanced graphene photodetector featuring a 200 nm spectral window and a setup-limited1; bandwidth of 500 GHz. The EOE link achieved a world record and unprecedented 250 GHz 3dB bandwidth2. This is an optical link that utilizes devices with extremely high bandwidths, and the plasmonic demonstration shows that hybrid technologies such as our electro-optic polymers and graphene together form an important technology platform for volume scalability using large silicon foundries for mass commercialization. The groundbreaking results were presented by Stephan Koepfli as part of a peer-reviewed post-deadline paper presented at the prestigious 2022 European Conference on Optical Communications (ECOC) in Basel, Switzerland on September 22, 2022.

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

On December 13, 2022, we provided a world-class figure-of merit performance for modulators using electro-optical polymers and a plasmonic device design in conjunction with Polariton Technologies. Building from the world record performance and demonstration of a 250 GHz super high bandwidth electro-optical-electrical (EOE) link that was presented at the 2022 European Conference on Optical Communications (ECOC) 3 through a collaboration with ETH Zurich, these latest figure of merit results show the potential for extreme power savings for optical network equipment and demonstrated clearly that polymer-based technology platforms are positioned well for general implementation. These results were achieved using Polariton's electro-optic polymer-based plasmonic devices with Lightwave's electro-optic materials, with a bandwidth greater than 250 GHz. While these high-speed results have been reported previously, here Lightwave Logic reported for the first time that the voltage-length product Figure of Merit (FoM) for this modulator is just 60 Vum, which is approximately 10X better than the performance of the optical semiconductor modulators that are incumbent in the optical network and internet today. This figure of merit will allow ultra-low voltage operation and, enabled by Polariton's plasmonic modulator, the ability to carry significantly more data per modulator while consuming much less power. The net positive effect on system level equipment is expected not only to be significant, but perhaps more importantly, also a strong driver of a ''green photonics" platform. These results position our Company extremely well for next generation ultra-high-capacity interconnects for the hyper-scale market. The combination of electro-optic polymers and plasmonics is becoming an ideal sunrise technology platform to address the 'Achilles heel' of the data industry: high power consumption. As the industry contemplates the implementation of PAM4 200G lanes for 2023 and 2024, these optical devices already have shown capability for at least 2X these lane speeds.

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

On May 21, 2024, we announced our collaboration with Advanced Micro Foundry (AMF), a leading Silicon Photonics volume foundry, to develop state-of art polymer slot modulators utilizing AMF's silicon photonics platform. These modulators have been shown to achieve a record low drive voltage below 1V and data rates of 200Gbps PAM4. This performance will enable a new generation of 800 Gb/s and 1.6T Gb/s pluggable transceivers to address fast growing requirements for optical connectivity for large generative AI computing clusters. Lightwave Logic and AMF have collaborated over the past year to develop the electro optic polymer slot modulators utilizing AMF's standard manufacturing process flow on 200-mm wafers. This successful demonstration marked a significant milestone in integrated photonics, blending Silicon photonics with polymer materials. Building on this demonstration, both parties are aiming to enhance the modulators to ensure these advanced components are readily accessible to product companies on a manufacturing scale. This accomplishment puts our Company in a very strong position to ramp volume both for our polymers as well as 200-mm silicon wafer volume with AMF. It also opens exciting opportunities to develop novel solutions for commercial-grade-compatible EO polymer modulators seamlessly integrated with AMF's standard processes.

On August 1, 2024, we appointed Yves LeMaitre to our Board of Directors. Mr. LeMaitre brings over 30 years of executive experience in technology, corporate strategy and marketing to the Board of Directors. He currently serves as a Strategic Board Advisor to Trumpf Photonic Components, a global technology company specializing in the development of lasers for optics, and as a strategic advisor to the Optical, RF & Micro-Electronics division of Sanmina AMT. Mr. LeMaitre most recently served as CEO of Astrobeam.Space, where he launched the startup's development of next-generation of laser beam steering for satellite to satellite communication. Previously, Mr. LeMaitre was the Head of the Optical Coherent Division of IPG Photonics, where he advised and oversaw the division's divestiture to Lumentum. Prior to that, he was the SVP of Luna Innovations' North America Business Operation (following the company's acquisition of RIO Lasers where he served as President). Previously, he spent 10 years in varying roles of increasing responsibility through multiple acquisitions with Oclaro (later acquired by Lumentum), ultimately achieving the roles of Chief Strategy Officer at Lumentum.  During his time at OCLARO, he played a key role in positioning OCLARO as a leader in the optical connectivity business, driving the growth of Indium Phosphide lasers in the datacenter (now Generative AI front-end networks) segments. He holds a degree from Télécom Paris and a "Maitrise" Degree in Computer Science and Mathematics from Nantes Université in France.

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

Results of Operations

Comparison of three months ended June 30, 2024 to three months ended June 30, 2023

Revenues

During the three months ended June 30, 2024, we recognized $19,355 of licensing and royalty revenue. As a development stage company, during the three months ended June 30, 2023, we had no revenues. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners, and commercialization. The Company expects to continue obtaining a revenue stream from technology licensing agreements, to obtain additional revenue streams from technology transfer agreements and direct sale of its own electro-optic device components.

Cost of Sales

During the three months ended June 30, 2024 and June 30, 2023 we recognized $0 in Cost of Sales.

Operating Expenses

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2024	June 30, 2023	Period	Month Period

Research and development	$4,362,258	$4,166,110	$196,148	5%
General and administrative	1,896,672	1,174,590	722,082	61%
	$6,258,930	$5,340,700	$918,230	17%

Research and development expenses increased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to increases in research and development salary expenses, research and development equipment depreciation expense, laboratory and wafer fabrication materials and supplies expenses, research and development rent expenses, property tax expenses, repair expenses, and research and development equipment rental expenses, offset by a decrease in prototype device development expenses, research and development employee relocation expenses, research and development non-cash stock option amortization expenses, and research and development recruiting fees.

•	Research and development salary expenses increased by $303,501 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Research and development equipment depreciation expense increased by $131,173 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Laboratory and wafer fabrication materials and supplies expenses increased by $108,513 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Research and development rent expenses increased by $56,072 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Research and development property tax expenses increased by $50,743 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Research and development repair expenses increased by $20,922 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Research and development equipment rental expenses increased by $18,563 in the three months ended June 30, 2024, compared to the same period in 2023.
•	These increases were offset by a $195,297 decrease in prototype device development expenses, a $178,626 decrease in research and development employee relocation expenses, a $69,509 decrease in research and development non-cash stock option amortization expenses, and a $62,412 decrease in research and development recruiting fees in the three months ended June 30, 2024 compared to the same period in 2023.

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

General and administrative expenses increased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to increases in general and administrative non-cash stock option amortization expenses, general and administrative salary expenses, consulting fees, sales and marketing expenses, legal fees, depreciation expense, general and administrative rent expenses, and general and administrative travel expenses, offset by decreases in auditing and accounting fees.

•	General and administrative non-cash stock option amortization expenses increased by $265,459 in the three months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative salary expenses increased by $181,022 in the three months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative consulting fees increased by $100,611 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Sales and marketing expenses increased by $51,360 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Legal fees increased by $42,817 in the three months ended June 30, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $28,336 in the three months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative rent expenses increased by $17,602 in the three months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative travel expenses increased by $17,593 in the three months ended June 30, 2024, compared to the same period in 2023.
•	These increases were offset by a $40,778 decrease in auditing expenses and a $23,106 decrease in accounting fees in the three months ended June 30, 2024, compared to the same period in 2023.

Other Income (Expense)

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2024	June 30, 2023	Period	Month Period

Other Income/(Expense)	$219,891	$(117,047)	$336,938	288%

Other income increased for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a $148,044 increase in interest income on money market account and a $191,749 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

			Change from	Percent
	For the Three	For the Three	Prior Three	Change from
	Months Ending	Months Ending	Month	Prior Three
	June 30, 2024	June 30, 2023	Period	Month Period

Net Loss	$6,019,684	$5,457,747	$561,937	10%

Net loss was $6,019,684 and $5,457,747 for the three months ended June 30, 2024 and 2023, respectively, for an increase of $561,937 due primarily to increases in salary expenses, non-cash stock option amortization expenses, depreciation expense, laboratory and wafer fabrication materials and supplies expenses, consulting fees, rent expenses, property taxes, sales and marketing expenses and legal fees. These increases were offset by decreases in prototype device development expenses, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, employee relocation expenses, recruiting fees, auditing expenses and accounting fees, and an increase in interest income on money market account.

Comparison of six months ended June 30, 2024 to six months ended June 30, 2023

Revenues

During the six months ended June 30, 2024, we recognized $36,022 of licensing and royalty revenue. As a development stage company, during the six months ended June 30, 2023, we had no revenues.

Cost of Sales

During the six months ended June 30, 2024, we recognized $5,175 in Cost of Sales, and $0 in Cost of Sales during the six months ended June 30, 2023.

Operating Expenses

			Change from	Percent
	For the Six	For the Six	Prior Six	Change from
	Months Ending	Months Ending	Month	Prior Six
	June 30, 2024	June 30, 2023	Period	Month Period

Research and development	8,982,920	$7,965,817	$1,017,103	13%
General and administrative	3,152,122	2,534,761	617,361	24%
	$12,135,042	$10,500,578	$1,634,464	16%

Research and development expenses increased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increases in research and development salary expenses, prototype device development expenses, laboratory and wafer fabrication materials and supplies expenses, depreciation expense, research and development rent expenses, research and development travel expenses, property taxes, repair expenses and equipment rental expenses, offset by a decrease in research and development non-cash stock option amortization expenses, research and development employee relocation expenses, and research and development recruiting fees.

•	Research and development salary expenses increased by $890,641 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Prototype device development expenses increased by $553,472 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Laboratory and wafer fabrication materials and supplies expenses increased by $208,213 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $169,896 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Research and development rent expenses increased by $115,080 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Research and development travel expenses increased by $68,985 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Property tax expenses increased by $63,692 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Research and development repair expenses increased by $35,424 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Research and development equipment rental expenses increased by $34,597 in the six months ended June 30, 2024, compared to the same period in 2023.
•	These increases were offset by a $883,101 decrease in research and development non-cash stock option amortization expenses, a $178,626 decrease in research and development employee relocation expenses and a $141,119 decrease in research and development recruiting fees in the six months ended June 30, 2024, compared to the same period in 2023.

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

General and administrative expenses increased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to increases in general and administrative salary expenses, consulting fees, depreciation expense, general and administrative recruiting fees, sales and marketing expenses and software expenses, offset by decreases in legal fees and general and administrative non-cash stock option amortization expenses.

•	General and administrative salary expenses increased by $312,560 in the six months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative consulting fees increased by $156,086 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $99,250 in the six months ended June 30, 2024, compared to the same period in 2023.
•	General and administrative recruiting fees increased by $53,817 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Sales and marketing expenses increased by $51,360 in the six months ended June 30, 2024, compared to the same period in 2023.
•	Software expenses increased by $39,465 in the six months ended June 30, 2024, compared to the same period in 2023.
•	These increases were offset by a $132,711 decrease in legal expenses and a $99,579 decrease in general and administrative non-cash stock option amortization in the six months ended June 30, 2024, compared to the same period in 2023.

Other Income (Expense)

	For the Six Months Ending June 30, 2024	For the Six Months Ending June 30, 2023	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Other Income/(Expense)	$390,850	$(433,187)	$824,037	190%

Other income increased for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a $476,466 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $359,218 increase in interest income on money market account.

Net Loss

	For the Six Months Ending June 30, 2024	For the Six Months Ending June 30, 2023	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Net Loss	$11,699,595	$10,933,765	$765,830	7%

Net loss was $11,699,595 and $10,933,765 for the six months ended June 30, 2024 and 2023, respectively, for an increase of $765,830 due primarily to increases in salary expenses, prototype device development expenses, depreciation expense, laboratory and wafer fabrication materials and supplies expenses, consulting fees, rent expense, travel expenses, and property tax expenses. These increases were offset by decreases in non-cash stock option amortization, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, employee relocation expenses, legal expense, and recruiting fees and an increase in interest income on money market account.

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

 On July 2, 2021, the Company filed a $100 million universal shelf registration statement (the “2021 shelf registration statement”) which became effective on July 9, 2021. On October 4, 2021, our Company entered into the 2021 purchase agreement with Lincoln Park to sell up to $33 million of common stock over a 36-month period. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park have been issued as of December 31, 2023. On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park to sell up to $30 million of common stock over a 36-month period, with $6.4 million remaining on the 2023 Purchase Agreement as of the date of this filing. On December 9, 2022, our Company entered into the at the market sale agreement with Roth Capital, as sales agent, whereby pursuant to the at the market sale agreement, our Company may offer and sell up to $35,000,000 in shares of our common stock, from time to time through Roth Capital. As of the date of this filing $32.9 million remains available to our Company pursuant to the at the market sale agreement. The 2021 shelf registration statement expired in July 2024 and on July 26, 2024, and the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on August 5, 2024 (the “2024 shelf registration statement”). The unsold securities relating to the 2023 purchase agreement with Lincoln Park and the at the market sale agreement with Roth Capital were carried over from the 2021 Shelf Registration to the 2024 Shelf Registration.

During the six months ended June 30, 2024, the Company received $7,495,600 in proceeds pursuant to the 2023 purchase agreement with Lincoln Park, $499,883 in proceeds pursuant to the at the market sale agreement with Roth Capital, and $245,250 in proceeds pursuant to the exercise of options and warrants and $63,884 in cash collections from customer contracts, of which $50,000 related to the proceeds received under a material supply and license agreement and $13,884 – to the proceeds received for a contract for processing work on the devices supplied by a customer. During the year ended December 31, 2023, the Company received $19,993,359 in proceeds pursuant to the 2021 purchase agreement and 2023 purchase agreement with Lincoln Park, $1,515,878 in proceeds pursuant to the at the market sale agreement with Roth Capital, $1,013,924 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement of which $39,875 is recorded as deferred revenue as of December 31, 2023.

During the six months ended June 30, 2024, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, laboratory and wafer fabrication materials and supplies expenses, and third-party service providers. During the year ended December 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

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

We expect the proceeds received pursuant to the 2023 purchase agreement and any future purchase agreements with Lincoln Park, the at the market sale agreement with Roth Capital, the exercise of options and warrants and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through October 2025 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

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

Analysis of Cash Flows

For the six months ended June 30, 2024

Net cash used in operating activities was $8,823,788 for the six months ended June 30, 2024, primarily attributable to the net loss of $11,699,595 adjusted by $2,337,460 in options issued for services, $203,521 amortization of deferred compensation, $105,960 in common stock issued for services, $804,737 in depreciation expenses and patent amortization expenses, $94,753 amortization of right of use asset, $3,166 loss on disposal of property and equipment, $22,311 in accounts receivable, $476,730 in prepaid expenses and other current assets and ($1,172,831) in accounts payable, accrued bonuses, accrued expenses, deferred revenue and other liabilities.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used in investing activities was $1,653,217 for the six months ended June 30, 2024, consisting of $67,445 in cost for intangibles and $1,585,772 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $8,240,733 for the six months ended June 30, 2024 and consisted of $245,250 in proceeds from exercise of options and warrants, $7,495,600 in proceeds from resale of common stock to an institutional investor and $499,883 in proceeds from at the market sale of common stock by an investment banking company.

On June 30, 2024, our cash and cash equivalents totaled $29,195,815, our assets totaled $39,798,833, our liabilities totaled $4,176,940 and we had stockholders’ equity of $35,621,893.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2024. See Note 8 to the financial statements herein for a discussion of our contractual commitments.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

 At June 30, 2024, we had $29.2 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At June 30, 2024, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on June 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June, 2024 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No material legal proceedings.

Item 1A.	Risk Factors

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $11.7 million for the six months ended June 30, 2024 and a net loss of $21.0 million for the year ended December 31, 2023 and $17.2 million for the year ended December 31, 2022. As of June 30, 2024, we had an accumulated deficit of $139.6 million. We anticipate that we will continue to incur operating losses through at least 2024.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through October 2025; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the 2023 purchase agreement with Lincoln Park and the at the market sale agreement with Roth Capital we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $6.4 million that is available to our Company pursuant to the 2023 purchase agreement with Lincoln Park, and $32.9 million that is available to our Company pursuant to the at the market sale agreement with Roth Capital.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Second Amended and Restated Bylaws – June 18, 2024	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.1	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.2	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.3	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.4	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.5	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.6	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.7	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.8	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.9	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.10	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2023
10.11	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.12	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Michael S. Lebby
Michael S. Lebby,
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: August 9, 2024