Form 10-Q
period 2024-09-30
Lightwave Logic, Inc.
filed 2024-11-12
CIK 1325964

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2024 was 122,372,981.

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

 ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

UNAUDITED

	September 30, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,882,467	$31,432,087
Accounts Receivable	26,814	30,376
Prepaid expenses and other current assets	562,084	1,237,621
TOTAL CURRENT ASSETS	27,471,365	32,700,084

PROPERTY AND EQUIPMENT - NET	5,774,568	4,990,790

OTHER ASSETS
Intangible assets - net	1,295,293	1,254,501
Operating Lease - Right of Use - Building	2,694,971	2,838,210
TOTAL OTHER ASSETS	3,990,264	4,092,711

TOTAL ASSETS	$37,236,197	$41,783,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$449,750	$1,447,596
Accrued bonuses and accrued expenses	299,436	599,430
Accounts payable and accrued expenses - related parties	176,745	313,483
Contract liability	27,375	39,875
Deferred lease liability	6,964	38,297
Operating lease liability	162,054	144,120
TOTAL CURRENT LIABILITIES	1,122,324	2,582,801

LONG TERM LIABILITIES
Operating lease liability	2,642,303	2,766,970
TOTAL LONG TERM LIABILITIES	2,642,303	2,766,970

TOTAL LIABILITIES	3,764,627	5,349,771

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 121,471,478 and 118,137,309 issued and outstanding at September 30, 2024 and December 31, 2023	121,471	118,137
Additional paid-in-capital	178,728,926	164,619,363
Deferred compensation	(506,926)	(432,293)
Accumulated deficit	(144,871,901)	(127,871,393)

TOTAL STOCKHOLDERS' EQUITY	33,471,570	36,433,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,236,197	$41,783,585

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

NET SALES	$22,916	$—	$72,688	$—

COST AND EXPENSE
Cost of sales	1,236	—	6,411	—
Research and development	3,828,301	4,040,941	12,811,221	12,006,758
General and administrative	1,490,481	1,345,335	4,642,603	3,879,515
TOTAL COST AND EXPENSE	5,320,018	5,386,276	17,460,235	15,886,273

LOSS FROM OPERATIONS	(5,297,102)	(5,386,276)	(17,387,547)	(15,886,273)

OTHER INCOME (EXPENSE)
Interest income	222,404	246,987	727,470	403,960
Commitment fee	(15,875)	(25,302)	(121,834)	(607,728)
Loss on disposal of property and equipment and intangible assets	(210,274)	—	(213,440)	(581)
Other expense	(66)	—	(5,157)	(7,734)

NET LOSS	$(5,300,913)	$(5,164,591)	$(17,000,508)	$(16,098,356)

LOSS PER SHARE
Basic	$(0.04)	$(0.04)	$(0.14)	$(0.14)
Diluted	$(0.04)	$(0.04)	$(0.14)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	120,901,708	116,491,837	120,005,472	114,899,056
Diluted	120,901,708	116,491,837	120,005,472	114,899,056

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2024

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	2,600,000	2,600	9,173,300	—	—	9,175,900
Common stock issued for commitment shares	31,132	31	121,802	—	—	121,833
Common stock sales at the market by investment banking company	202,150	202	714,699	—	—	714,901
Exercise of options	365,000	365	237,835	—	—	238,200
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	3,468,243	—	—	3,468,243
Restricted stock awards issued for future services	116,887	117	379,453	(379,570)	—	—
Deferred compensation	—	—	—	304,937	—	304,937
Net loss for the nine months ended September 30, 2024	—	—	—	—	(17,000,508)	(17,000,508)

BALANCE AT SEPTEMBER 30, 2024	121,471,478	$121,471	$178,728,926	$(506,926)	$(144,871,901)	$33,471,570

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	2,750,400	2,750	16,061,159	—	—	16,063,909
Common stock issued for commitment shares	99,407	100	607,628	—	—	607,728
Common stock sales at the market by investment banking company	172,115	172	1,378,302	—	—	1,378,474
Exercise of options	504,408	504	466,820	—	—	467,324
Exercise of warrants	169,000	169	164,581	—	—	164,750
Options issued for services	—	—	5,085,114	—	—	5,085,114
Restricted stock awards issued for future services	105,854	106	561,560	(561,666)	—	—
Deferred compensation	—	—	—	198,253	—	198,253
Net loss for the nine months ended September 30, 2023	—	—	—	—	(16,098,356)	(16,098,356)

BALANCE AT SEPTEMBER 30, 2023	116,683,977	$116,684	$158,731,989	$(496,737)	$(122,931,717)	$35,420,219

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2024

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2024	120,706,365	$120,707	$175,608,888	$(536,714)	$(139,570,988)	$35,621,893

Common stock issued to institutional investor	650,000	650	1,679,650	—	—	1,680,300
Common stock issued for commitment shares	5,701	5	15,868	—	—	15,873
Common stock sales at the market by investment banking company	75,000	75	214,943	—	—	215,018
Exercise of options	10,000	10	7,190	—	—	7,200
Exercise of warrants	—	—	—	—	—	—
Options issued for services	—	—	1,130,783	—	—	1,130,783
Restricted stock awards issued for future services	24,412	24	71,604	(71,628)	—	—
Deferred compensation	—	—	—	101,416	—	101,416
Net loss for the three months ended September 30, 2024	—	—	—	—	(5,300,913)	(5,300,913)

BALANCE AT SEPTEMBER 30, 2024	121,471,478	$121,471	$178,728,926	$(506,926)	$(144,871,901)	$33,471,570

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT JUNE 30, 2023	116,184,724	$116,185	$154,946,488	$(519,466)	$(117,767,126)	$36,776,081

Common stock issued to institutional investor	175,000	175	1,113,325	—	—	1,113,500
Common stock issued for commitment shares	3,777	4	25,298	—	—	25,302
Common stock sales at the market by investment banking company	97,115	97	734,848	—	—	734,945
Exercise of options	198,123	198	160,825	—	—	161,023
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	1,695,310	—	—	1,695,310
Restricted stock awards issued for future services	6,238	6	41,664	(41,670)	—	—
Deferred compensation	—	—	—	64,399	—	64,399
Net loss for the three months ended September 30, 2023	—	—	—	—	(5,164,591)	(5,164,591)

BALANCE AT SEPTEMBER 30, 2023	116,683,977	$116,684	$158,731,989	$(496,737)	$(122,931,717)	$35,420,219

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,000,508)	$(16,098,356)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	3,468,243	5,085,114
Amortization of deferred compensation	304,937	198,253
Common stock issued for commitment shares	121,833	607,728
Depreciation and amortization of patents	1,240,639	797,500
Amortization of right of use asset	143,239	138,502
Loss on disposal of property and equipment and intangible assets	213,440	581
Decrease in assets
Accounts receivable	3,562	—
Prepaid expenses and other current assets	675,537	87,058
(Decrease) increase in liabilities
Accounts payable	(997,846)	(362,151)
Accrued bonuses, accrued expenses and other liabilities	(299,994)	(259,146)
Accounts payable and accrued expenses-related parties	(136,738)	(8,557)
Contract liability	(12,500)	50,000
Deferred lease liability	(31,333)	(31,334)
Operating lease liability	(106,733)	(118,990)

Net cash used in operating activities	(12,414,222)	(9,913,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(343,233)	(215,061)
Purchase of property and equipment	(1,935,416)	(1,813,813)
Repayment of loan	—	642,120
Sale of property and equipment	—	590

Net cash used in investing activities	(2,278,649)	(1,386,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	252,450	632,074
Issuance of common stock, institutional investor	9,175,900	16,063,909
Common stock sales at the market by investment banking company	714,901	1,378,474

Net cash provided by financing activities	10,143,251	18,074,457

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,549,620)	6,774,495

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	31,432,087	24,102,151

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,882,467	$30,876,646

Supplemental Disclosure of Non-cash investing and financing activities:
Amended Operating Lease - Right of Use - Building and Operating lease liability		$2,703,527

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 29, 2024 (the “2023 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2023 Annual Report. The interim operating results for the three and nine months ending September 30, 2024 may not be indicative of operating results expected for the full year.

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

Revenue Recognition and Deferred Revenue

The Company’s primary revenue stream is from the technology license and material supply agreements the terms of which are jointly agreed upon with the Company’s customers. Under these agreements, the Company conveys to the customers the rights and benefits to the Company’s patented electro-optic polymer materials by providing the licensee a supply of its proprietary polymers for use in the licensee’s manufacturing of photonic devices (the “Licensed Product”) as well as non-exclusive, royalty-bearing license to intellectual property rights in the Company’s patented polymer technology. The Company receives license and royalty payments under such commercial agreements, some of which are nonrefundable upfront payments for license fees. These advances are initially recorded as deferred revenue on the Company’s balance sheets. The Company believes that the licenses provided and materials transferred under such agreements are not distinct from each other for financial reporting purposes and as such, they are accounted for as a single performance obligation. Advance payments for license fees and minimum annual royalties are recognized on a pro-rata basis over the related contract term. Royalties from licensee’s sale of the Licensed Product that exceed the minimum annual royalty are recognized when cumulative royalties exceed the minimum royalty. Milestone license fees are recognized when the licensee reaches the milestone of selling a contractually specified number of units of the Licensed Product.

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

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2024 and for the period then ended, there are no recently adopted accounting standards that have a material effect on the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the 2023 financial statement in order to conform to the 2024 financial statement presentation.

NOTE 2 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of its research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements. The Company expects that it will incur approximately $1,687,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through February 2026. On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $1,916,730 in October and November 2024 and the remaining available amount of $2,761,318 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). Pursuant to the sales agreement, the Company received $817,455 in October and November 2024. The remaining available amount of $31,857,377 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three and nine months ended September 30, 2024, the Company recognized $22,916 and $58,938 in revenue, respectively, related to this agreement. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from the commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

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

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ending December 31, 2023. $27,375 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheet as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company recognized $22,916 and $58,938, respectively, in revenue related to this agreement.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $0 and $13,750 for the three and nine months ended September 30, 2024, respectively.

Contract balances are as follows:

	September 30, 2024	December 31, 2023

Accounts receivable, net	$26,814	$30,376
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$27,375	$39,875

Significant changes in the contract balances for the period ended September 30, 2024 are as follows:

	Nine Months Ended September 30, 2024
	Assets	Liabilities
Balance at December 31, 2023	$30,376	$(39,875)
Revenue recognized that was previously included in contract liability	—	12,500
Decreases/increases due to cash received	(63,884)	—
Billed receivables recorded	63,884	—
Transferred to receivables from unbilled receivables	(50,000)	—
Unbilled receivables recorded	46,438	—
Balance at September 30, 2024	$26,814	$(27,375)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2024	December 31, 2023

Insurance	$272,543	$237,791
License	157,957	241,936
Rent	36,525	36,525
Other	33,350	53,373
Investor relations	32,227	6,313
Prototype devices	29,482	161,267
Materials fabrication	—	475,936
Deposit for equipment	—	20,000
Lease incentive receivable	—	4,480
	$562,084	$1,237,621

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2024	December 31, 2023

Office equipment	$161,982	$146,196
Lab equipment	10,630,853	8,937,847
Furniture	74,119	74,119
Leasehold improvements	431,425	396,111
Software	133,377	111,077
	11,431,756	9,665,350
Less: Accumulated depreciation	5,657,188	4,674,560

	$5,774,568	$4,990,790

Depreciation expense for the three months ended September 30, 2024 and 2023 was $386,981 and $242,454, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023 was $1,148,472 and $734,798, respectively. During the three months ended September 30, 2024, the Company didn’t retire any property and equipment. During the nine months ended September 30, 2024, the Company retired property and equipment with a cost of $169,010 and accumulated depreciation of $165,844 for a loss of $3,166. During the nine months ended September 30, 2023, the Company sold equipment for proceeds of $590 and a loss of $581.

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

Patents consist of the following:

	September 30, 2024	December 31, 2023

Patents	$2,039,808	$1,913,751
Less: Accumulated amortization	744,515	659,250

	$1,295,293	$1,254,501

Amortization expense for the three months ended September 30, 2024 and 2023 was $48,921 and $24,000, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $92,167 and $62,703, respectively. During the three and nine months ended September 30, 2024, the Company retired certain expired patent applications and patents with a cost of $217,176 and accumulated amortization of $6,902 for a loss of $210,274. There were no patent costs written off for the three and nine months ended September 30, 2023.

NOTE 8 – LEASES

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease is sixty- one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. In January 2022, the term was extended for an additional twenty-four (24) months. This extension did not require a lease modification as the additional option period was included in the original computation as of January 1, 2019. Base rent for the first year of the lease term is approximately $168,824, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  As specified in the lease, the Company paid the landlord (i) all base rent for the period November 1, 2017 and ending on October 31, 2019, in the sum of $347,045; and (ii) the estimated amount of tenant’s proportionate share of operating expenses for the same period in the sum of $186,293. Commencing on November 1, 2019, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The lease also provides that (i) on November 1, 2019 landlord shall pay the Company for the cost of the cosmetic improvements in the amount of $3.00 per rentable square foot of the premises, and (ii) on or prior to November 1, 2019, the Company shall deposit with Landlord the sum of $36,525 as a security deposit which shall be held by landlord to secure the Company’s obligations under the lease.  On October 30, 2017, the Company entered into an agreement with the tenant leasing the premise from the landlord (“Original Lessee”) whereby the Original Lessee agreed to pay the Company the sum of $260,000 in consideration of the Company entering into the lease and landlord agreeing to the early termination of the Original Lessee’s lease agreement with landlord.  The consideration of $260,000 was received on November 1, 2017. $6,964 of this amount is recorded on the Company’s balance sheet as deferred lease liability as of September 30, 2024.

NOTE 8 – LEASES (CONTINUED)

As a result of adoption of the ASU 2016-02 – “Leases” (Topic 842), the Company has capitalized the present value of the minimum lease payments commencing November 1, 2019, including the additional option period using an estimated incremental borrowing rate of 6.5%. The minimum lease payments do not include common area annual expenses which are considered to be non-lease components.

As of January 1, 2019 the operating lease right-of-use asset and operating lease liability amounted to $885,094 with no cumulative-effect adjustment to the opening balance of retained earnings/accumulated deficit.

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322. As of September 30, 2024, the operating lease right-of-use asset and operating lease liability amounted to $2,694,971 and $2,804,357, respectively.

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

Undiscounted future minimum lease payments under the Amended Lease as of September 30, 2024, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2024	$94,322
2025	387,666
2026	399,199
2027	411,174
2028	423,612
Thereafter	2,357,571
4,073,544
Less discounted interest	(1,269,187)

TOTAL	$2,804,357

Rent expense totaling $75,511 and $25,171 is included in research and development and general and administrative expenses, respectively, for the three months ended September 30, 2024. Rent expense totaling $85,104 and $28,368 is included in research and development and general and administrative expenses, respectively, for the three months ended September 30, 2023. Rent expense totaling $226,532 and $75,511 is included in research and development and general and administrative expenses, respectively, for the nine months ended September 30, 2024. Rent expense totaling $160,660 and $53,553 is included in research and development and general and administrative expenses, respectively, for the nine months ended September 30, 2023.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2024 and 2023 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of September 30, 2024, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three and nine-month period ended September 30, 2024. The Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities. Net operating loss (NOL) carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by the statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the company may be subject to examination for prior NOLs generated as such NOLs are utilized.

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

Common Stock, Options and Warrants

On July 2, 2021, the Company filed a $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on July 9, 2021 and expired on July 8, 2024.

On July 26, 2024, the Company filed a new $100,000,000 universal shelf registration statement with the U.S. Securities and Exchange Commission which became effective on August 5, 2024.

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

On October 4, 2021, the Company entered into a purchase agreement with the institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174 fair value, and 60,623 shares of common stock were reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through June 30, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531 fair value. All of the registered shares under the purchase agreement have been issued as of December 31, 2023.

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391 fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through September 30, 2024, the institutional investor purchased 5,470,455 shares of common stock for proceeds of $25,321,952 and the Company issued 85,911 shares of common stock as additional commitment fee, valued at $477,859 fair value, leaving 15,870 in reserve for additional commitment fees. During the three-month and nine-month periods ended September 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 650,000 and 2,600,000 shares of common stock for proceeds of $1,680,300 and $9,175,900, and the Company issued 5,701 and 31,132 shares of common stock as additional commitment fee, valued at $15,873 and $121,833 fair value, respectively. During October and November 2024, pursuant to the purchase agreement, the institutional investor purchased 650,000 shares of common stock for proceeds of $1,916,730 and the Company issued 6,503 shares of common stock as additional commitment fee, valued at $22,245 fair value, leaving 9,367 in reserve for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at the market offering”. The sales agent will be entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. During the three-month period ended September 30, 2024, pursuant to the sales agreement, the investment banking company sold 75,000 shares of the Company’s common stock for proceeds of $215,018 after a payment of the commission in the amount of $6,651 to the investment banking company. During the nine-month period ended September 30, 2024, pursuant to the sales agreement, the investment banking company sold 202,150 shares of the Company’s common stock for proceeds of $714,901 after a payment of the commission in the amount of $22,112 to the investment banking company. During October and November 2024, pursuant to the sales agreement, the investment banking company sold 235,000 shares of the Company’s common stock for proceeds of $817,455 after a payment of the commission in the amount of $25,283 to the investment banking company.

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

Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2024, options to purchase 2,058,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of September 30, 2024, options to purchase 6,979,519 shares of common stock have been issued and are outstanding and 246,061 restricted shares of common stock are issued. As of September 30, 2024, 4,063,185 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2024 and 2023: no dividend yield in all years, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, for 2024 and 73.7% to 77.2% for 2023, risk-free interest rate between 3.73% to 4.28% for 2024 and 3.37% to 4.27% for 2023, and expected option life of 10 years. Prior to May 2018, the expected life is based on the estimated average of the life of options using the “simplified” method, as prescribed in FASB ASC 718, due to insufficient historical exercise activity during recent years. Starting in May 2018, the expected life is based on the legal contractual life of options.

As of September 30, 2024, there was $2,808,467 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2027. As of September 30, 2023, there was $3,866,879 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2026.

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Share-based compensation was recognized as follows:

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	3,468,243	5,085,114
2016 Equity Incentive Plan restricted stock awards	304,937	198,253
Warrants	—	—

Total share-based compensation	$3,773,180	$5,283,367

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2024:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2023	8,809,807	$0.51 - $16.81	$2.76

Granted	1,141,500	$3.03 - $5.00	$4.72
Forfeited	(29,788)	$4.28 - $7.25	$5.18
Exercised	(384,000)	$0.57 - $1.15	$0.66

Outstanding, September 30, 2024	9,537,519	$0.51 - $16.81	$3.08

Exercisable, September 30, 2024	8,596,375	$0.51 - $16.81	$2.89

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2024 was $10,209,133. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $2.76 for the Company’s common stock on September 30, 2024. During the nine-month period ended September 30, 2024, 365,000 options were exercised for proceeds of $238,200 and 19,000 warrants were exercised for proceeds of $14,250.

Non-Qualified Stock Options and Warrants Outstanding

Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	8,596,375	5.3 Years	$2.89

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

On August 1, 2023, the Compensation Committee of the Board of Directors approved a grant totaling 6,238 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $6.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSA was granted under the 2016 Plan. 218 shares from this grant vested on August 1, with the remaining vesting in 28 equal monthly installments in total of 215 shares beginning September 1, 2023.

On June 18, 2024, the Compensation Committee of the Board of Directors approved grants totaling 92,475 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $3.33 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vested in total 15,455 shares on June 18, 2024, with the remaining vesting in 10 equal quarterly installments in total of 7,702 shares beginning July 1, 2024.

On August 1, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 12,924 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $3.16 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSA was granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vests in 9 equal quarterly installments of 1,436 shares beginning September 1, 2024.

On September 4, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 11,488 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $2.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Consolidated Statement of Comprehensive Loss. Such RSA was granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vests in 8 equal quarterly installments of 1,436 shares beginning October 1, 2024.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the nine-month period ended September 30, 2024 is as follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share

Non-vested, beginning of period	78,452	$5.71

Granted	116,887	3.25
Vested	(51,422)	4.37
Cancelled and forfeited	—	—

Non-vested, end of period	143,917	$4.19

Restricted stock awards are being amortized to expense over the vesting period. As of September 30, 2024 and 2023, the unamortized value of the RSAs was $506,925 and $496,736, respectively.

NOTE 12 – RELATED PARTY

At September 30, 2024 the Company had legal accrual to related party of $77,659, directors’ fees accrual in the amount of $58,750, accrual for consulting fees to related party of $22,500, and travel and office expense reimbursement accruals of officers and directors in the amount of $17,836. At December 31, 2023 the Company had a legal accrual to a related party of $115,160, accounting service fee accrual and expense reimbursement to related parties of $102,351, fees and travel expense accruals to directors in the amount of $53,776, fees, consulting expense and travel expense accruals of advisory board members in the amount of $33,746, and travel and office expense accruals of officers in the amount of $8,450.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. For the three months ended September 30, 2024 and 2023, a contribution of $36,432 and $18,554, respectively, was charged to expense for all eligible non-executive participants. For the nine months ended September 30, 2024 and 2023, a contribution of $95,524 and $51,413, respectively, was charged to expense for all eligible non-executive participants.

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

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated higher speed and lower power consumption in packaged devices, and during 2023, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on testing and demonstrating the simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem. In 2023 we worked with silicon-based foundry partners to help scale in volume our polymer modulator devices and we received working modulator chips from these foundries. We have advanced and matured our interactions with our foundry partners and we continue to receive working modulator chips for prototyping. Silicon-based foundries are large semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing. Using 200mm silicon wafers, we showed packaged polymer modulators operating with open (clean) eye diagrams at 100GBaud PAM4 (or 200Gbps PAM4) at voltage drive levels at 1V at the 2024 Optical Fiber Conference in San Diego, California in March 2024 (“OFC 2024"). OFC is a leading international conference bringing together the complete value chain of fiber communications, datacentric, and telecommunications industrial players. We also showed polymer modulators with voltage drive levels that were below 1V. Driving voltage levels of around 1V is important as it allows our polymer modulators to be driven directly from CMOS ICs (as opposed to dedicated driver integrated circuit chips). This performance is ideal to enable 4 lanes at 200Gbps per lane pluggable transceivers that can operate at an aggregate data rate of 800Gbps. Since the invited talk at OFC 2024, several Tier 1 pluggable transceiver companies have both reviewed our technical results and viewed operating packaged polymer slot modulators at 200Gbps PAM4 with drive voltages at 1V. Further, we have recently demonstrated drive levels below 0.5V which represents the highest performance commercially designed Electro-Optic polymer modulators to date. The impact of driving optical modulators significantly below 1V is significant not only from the impact of directly driving modulators from electronic ICs to save driver costs, but more importantly, savings in power consumption for the module system, which is a key issue for datacenter operators today.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic device and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic device components. We have seen increased interest in our materials during 2023, which has continued into 2024 and we are in discussions on future license agreements. Additionally, during 2024, our Company performed device processing work for a customer.

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

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems, and systems that we will develop or enable our partners to fully commercialize. Examples of our partners include electro-optic device manufacturers, contract manufacturers, original equipment manufacturers, foundries, packaging and assembly manufacturers etc. Our Company contemplates future applications in market verticals that may address the needs of semiconductor companies, optical network companies, Web 2.0/3.0 media companies, high performance computing companies, telecommunications companies, aerospace companies, automotive companies, as well as for example, government agencies and defense entities.

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

We showed bandwidths of polymer-based modulator devices at a major international conference (ECOC – European Conference on Optical Communications 2018) with bandwidths that exceeded 100GHz. We noted that to achieve 100Gbaud, the polymer-based modulator only needs to achieve 80GHz bandwidth. During ECOC 2019, we showed environmental stability. We continue to develop our polymer materials and device designs to optimize additional metrics. We are now optimizing the device parameters for very low voltage operation. At the ECOC 2022 conference we demonstrated two different world record performances using polymer slot-based modulators. In an invited presentation at OFC 2024 in San Diego, we presented data that showed our packaged polymer slot modulators operating with open (clean) eye diagrams at 100GBaud PAM4 (or 200Gbps PAM4) at voltage drive levels at 1V. We also showed polymer modulators with voltage drive levels that were below 1V. Driving voltage levels of around 1V is important as it allows our polymer modulators to be driven directly from CMOS ICs (as opposed to dedicated driver integrated circuit chips). We have recently demonstrated drive levels below 0.5V, which represents the highest performance commercially designed Electro-Optic polymer modulators to date. The impact of very low drive voltages directly affects savings in power consumption for the module system, which is a key issue for datacenter operators today.

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

Some of the things needed to achieve the scaling performance of polymers in integrated photonics platforms is within sight today:

1.	Increased r33 (which leads to very low Vpi in modulator devices) and we are currently optimizing our polymers for this. With Vpi levels of 1V or less will enable direct from associated electronics and potentially save network architects the cost of individual driver ICs. Recent materials have demonstrated significant increases in r33 performance of our polymers.

2.	Increase temperature stability so that the polymers can operate at broader temperature ranges effective, where we have made significant progress over the past few years, and this continues to improve with recent polymers.

3.	Low optical loss in waveguides and active/passive devices for improved optical budget metrics which is currently an ongoing development program at our Company.

4.	Higher levels of hermeticity for lower cost packaging of optical sub-assemblies within a transceiver module, where our advanced designs are being implemented into polymer-based packages that utilize atomic layer deposition (ALD) that is being developed in-house.

 Scalability in terms of cost reduction and high-volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing capacity using silicon-based foundries. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and with other optical devices. Our P2IC™ platform seeks to address device integration.

Scalability in terms of cost reduction and high-volume manufacturing can be enhanced by:

1.	Leverage of commercial silicon photonics manufacturing using commercial silicon-based foundries running 200mm silicon wafers. Our Polymer Plus™ platform seeks to be additive to standard silicon photonics circuits.

2.	Reduction of optical packaging costs by integration at the chip level of multiple modulators and with other optical devices. Our P2IC™ platform seeks to address device integration.

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
LWLG
Competitors
Electro-optic efficiency (r33)
LWLG
Glass Transition Temperature (Tg)
Absorbance (λmax)
Competitor
Voltage (Vπ)
Decomposition Temperature (Td)
Photostability

Electro-optic material designed for reliability, stability, and overall operational performance

NB: These are qualitative analyses only: i.e. on a scale of 1-10, how "good" is the material in terms of the particular parameter.

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

Tracking r_{33} improvements

LIGHTWAVELOGIC

Box plot of Perkinamine®

pre-2018
2018
2019
2020
2021
2022
2023
2024
220
180
140
100
60
20
r_{33} at 1310 nm (pm/V)
r_{33}
Color by:
Year
2017
2018
2019
2020
2021
2022
2023
2024
Reference points:
Average

r_{33} improved 5X over past 7 years; and nowvery stable in testing

© Lightwave Logic, Inc. Confidential Information – Not for public release

17

The above graphic shows the increasing trend of improved electro-optic chromophores that have been developed by the Company. The graphic details improvements in r33, a measure of electro-optic efficiency of Perkinamine® electro-optic material. The r33 has improved using a box plot, approximately over 5X during the past 7 years, and is now very stable in testing.

Tracking thermal stability improvements

LIGHTWAVELOGIC

Box plot of Perkinamine®
pre-2018
2018
2019
2020
2021
2022
2023
2024
280
260
240
220
200
180
Decomposition temperature (°C)
T_d
Color by:
Year
2017
2018
2019
2020
2021
2022
2023
2024
Reference points:
Average

Super performance of material thermal stability in last 3 years (measured by T_d)

© Lightwave Logic, Inc. Confidential Information – Not for public release

18

The above graphic shows the increasing trend of improved electro-optic chromophores that have been developed by the Company in respect to decomposition temperature. The graphic details improvements in Td showing through the box plot extremely tight and improved material thermal stability over the past 3 years, and excellent results over the past year.

Tracking Glass Transition Temperature (T_g)

LIGHTWAVELOGIC

Box plot of Perkinamine®
pre-2018
2018
2019
2020
2021
2022
2023
2024
Glass transition temperature (°C)
180
170
160
150
140
130
120
Tg
Color by:
Year
2017
2018
2019
2020
2021
2022
2023
2024
Reference points:
Average

Tight control of materials with extremely high T_g above 170C

© Lightwave Logic, Inc. Confidential Information – Not for public release

19

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

Recent Significant Events and Milestones Achieved

During February and March 2018, we moved our Newark, Delaware synthetic laboratory and our Longmont, Colorado optical testing laboratory and corporate headquarters to office, laboratory and research and development space located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 22,420 square feet Englewood facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories. The Englewood facility streamlines all our Company’s research and development workflow for greater operational efficiencies.

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

On June 27, 2022, our Company's common stock was added to the Russell 3000® Index. We expect that the awareness of being included in one of the most widely followed benchmarks will not only benefit our existing shareholders but will lead to a broader base of institutional investors. The annual Russell index reconstitution captures the 4,000 largest US stocks as of May 6, ranking them by total market capitalization. Our membership in the US all-cap Russell 3000® Index, which remains in place for one year, means automatic inclusion in the small-cap Russell 2000® Index as well as the appropriate growth and value style indexes.

On June 30, 2022, we announced that our CEO, Dr. Michael Lebby, was again invited to co-chair the Photonic Integrated Circuits (PIC) International Conference that took place June 28-29, 2022, in Brussels, Belgium. At the conference, Dr. Lebby led an invited talk entitled, “Enabling lower power consumption optical networking using high speed, low power polymer modulators”, focusing on the issue of reducing power consumption in datacenters and optical networks. He also contributed to a panel session, “Hybrid PICs technology challenges and solutions,” on the need for hybrid integration addressing the volume production of 3D and 2.5 integrated electronic and photonic integrated circuits (PICs) based on the utilization of large silicon foundries. This included a discussion on the use of silicon photonics with hybrid technologies such as electro-optic polymers, polymer based plasmonics, silicon nitride and III-V laser sources.

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

On April 1, 2024, we announced the issuance of patent 11,921,401 by the United States Patent and Trademark Office (USPTO) – entitled ‘Nonlinear Optical Chromophores Having a Diamondoid Group Attached Thereto, Methods of Preparing the Same, and Uses Thereof’ issued on March 5, 2024, which has been shown to significantly improve the overall stability and performance of our Company’s EO chromophores. This materials-based chemical-engineered invention advances the overall performance of our Company’s EO chromophores and their use in high-speed, low power and commercial-grade EO polymer modulators that operate at 200Gbps with drive voltage levels of 1V. The proprietary chromophores are designed with Diamondoid molecular groups that are attached to the chromophore. Results show that when these chromophores are dispersed in a host polymer matrix, the EO materials result in improved macroscopic EO properties, increased poling efficiency, increased loading as well as increased stability of these materials after poling. The impact of the technology disclosed is significant in that it will increase the overall robustness of polymer materials that are utilized in optical modulator devices. Further, the materials can be easily utilized in silicon foundries for high-volume manufacturing processes. We believe this invention will help us bring in more commercial license deals for our EO polymers, especially as we work with high-volume manufacturing silicon foundries and 200mm silicon wafers. Additionally, we consider this material as a key component for next generation 800Gbps and 1600Gbps pluggable optical transceiver modules that support the rise of generative AI and upgrading of datacenter hardware equipment.

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

On September 4, 2024, we appointed Thomas M. Connelly, Jr. to our Board of Directors. Mr. Connelly’s exceptional industry knowledge and deep experience in the polymers business will be an outstanding resource to the Lightwave Logic management team and he is uniquely qualified to help our Company as we expand our business focus for our EO polymer platform. Mr. Connelly has served as CEO of the American Chemical Society, one of the largest scientific societies with 170,000 members worldwide, and as Chief Innovation Officer of DuPont, where he was a member of its Office of the Chief Executive. Among his responsibilities in chemicals and materials over 35+ years at DuPont were its Performance Polymers and Packaging & Industrial Polymers businesses. He also served as its Chief Science and Technology Officer, with responsibility across business units in the U.S., Europe and Asia. He joined DuPont in 1977, and played key roles in Delrin®, Kevlar®, Sorona® and Teflon®. Dr. Connelly holds degrees in chemical engineering (highest honors) and economics from Princeton University, and as a Winston Churchill Scholar he received a PhD in chemical engineering from the University of Cambridge. As a member of the National Academy of Engineering and its committees, he has been chair of the National Academies of Sciences, Engineering, and Medicine's committee for the Division on Earth and Life Studies. In addition, he has held advisory roles to the U.S. government and Republic of Singapore.

On September 24, 2024, we announced our receipt of the 2024 Industry Award for Most Innovative Hybrid PIC/Optical Integration Platform from the European Conference on Optical Communications (ECOC), a premier industry exhibition held in Frankfurt, Germany from September 22-26, 2024. The ECOC Exhibition Awards highlight exceptional achievements in advancing the business of optical communications, transport, networking, fiber-based products, photonic integration circuits and related developments. The awards, granted by a technical committee of industry peers and industrial corporations, indicate market recognition and cover 2 broad value-chain categories: Optical materials, components, packages, modules etc.; and Optical Systems, networks, standards, architecture etc. This award serves as a highlight amidst our ongoing engagement with a wide spectrum of companies discussing device designs to materials supply and licensing agreements for our EO polymer materials with OEMs and tier-1 multinational corporations. ECOC is one of the leading global industry conferences on optical communications, adding to the recognition for this particular innovation award, which provides further market validation of our technology and provides industry peer confirmation of the inherent benefits of our platform. This is the second time we received this award.

On September 24, 2024, we announced a collaboration with Polariton Technologies to demonstrate a packaged device with over 110 GHz super high bandwidth packaged electro-optic polymer modulators using Polariton's plasmonic modulator device design that contains Lightwave's proprietary Perkanamine™ chromophores at the European Conference on Optical Communications (ECOC) held in Frankfurt, Germany from September 22-26, 2024. The packaged device contains a plasmonic modulator using electro-optic polymer material and platform chips have demonstrated 400 Gbps, which is the current specification that datacenters are looking for in optical transceiver modules. This collaboration forms an important technology platform for scalability using large silicon foundries for mass commercialization with 200mm silicon wafers. The combination of electro-optic polymers and plasmonics can support datacenters around the world which are responding to high power consumption and the burgeoning demand for higher speed data transmission from artificial intelligence, machine learning, and other cloud-based services. This device enables ultra-high bandwidths, which are extremely well suited for next generation internet and optical networking transceivers that require 200Gbps per lane today, and 400Gbps per lane soon.

As we move forward to diligently meet our commercial goals, we continue to work closely with our packaging and foundry partners for 112Gbaud prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. Depending on electrical encoding schemes such as PAM4, or PAM8, or wavelength optical multiplexing, these Gigabaud rates roughly translate to 200Gbps and 300Gbps per lane and are the key speed rates for emerging 800Gbps to future possible 1200Gbps applications. Our partnership with silicon-based foundries will allow us to scale commercial volumes of electro-optic polymer modulator devices using large silicon wafers, and we are currently working to have our fabrication processes accepted into foundry PDKs (process development kits). These are the recipes that foundries use to manufacture devices in their fabrication plants.

We are currently engaging with Tier 1 transceiver component manufacturers who since the demonstration of 200Gbps at less than 1V, and more recently less than 0.5V, have shown increased interest in our polymer platform. These manufacturers are datacenter based and are planning to upgrade their product portfolio with faster and lower power modulators and are based in USA, Europe as well as the Far East. Our polymer modulators represent a route that these transceiver manufacturers can upgrade their silicon photonics platform to datacenter performance levels that are being driven in part by G-AI.

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

 Results of Operations

Comparison of three months ended September 30, 2024 to three months ended September 30, 2023

Revenues

During the three months ended September 30, 2024, we recognized $22,916 of licensing and royalty revenue. As a development stage company, during the three months ended September 30, 2023, we had no revenues. The Company is in various stages of photonic device and materials development and evaluation with potential customers and strategic partners, and commercialization. The Company expects to continue obtaining a revenue stream from technology licensing agreements, to obtain additional revenue streams from technology transfer agreements and direct sale of its own electro-optic device components.

Cost of Sales

During the three months ended September 30, 2024 and September 30, 2023 we recognized $1,236 and $0 in Cost of Sales, respectively.

Operating Expenses

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$3,828,301	$4,040,941	$(212,640)	-5%
General and administrative	1,490,481	1,345,335	145,146	11%
	$5,318,782	$5,386,276	$(67,494)	-1%

Research and development expenses decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to decreases in research and development non-cash stock option amortization expenses, prototype device development and wafer fabrication expenses, and laboratory and wafer fabrication materials and supplies expenses, offset by increases in research and development salary expenses, research and development equipment depreciation expense, research and development travel expense, and software expense.

•	Research and development non-cash stock option amortization expense decreased by $382,832 in the three months ended September 30, 2024, compared to the same period in 2023.

•	Prototype device development and wafer fabrication expenses decreased by $226,262 in the three months ended September 30, 2024, compared to the same period in 2023.

•	Laboratory and wafer fabrication materials and supplies expenses decreased by $68,090 in the three months ended September 30, 2024, compared to the same period in 2023.

•	These decreases were offset by a $243,124 increase in research and development salary expense, $134,612 increase in research and development equipment depreciation expense, $69,939 increase in research and development travel expenses, and a $34,109 increase in research and development software expenses in the three months ended September 30, 2024, compared to the same period in 2023.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase because of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to increases in general and administrative salary expenses and legal fees, offset by decreases in general and administrative non-cash stock option amortization expenses, accounting fees and office expenses.

•	General and administrative salary expenses increased by $196,796 in the three months ended September 30, 2024, compared to the same period in 2023.

•	Legal fees increased by $147,576 in the three months ended September 30, 2024, compared to the same period in 2023.

•	These increases were offset by a $144,675 decrease in general and administrative non-cash stock option amortization expenses, a $29,900 decrease in accounting fees, and a $26,726 decrease in office expenses.

Other Income (Expense)

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	Prior Three Month Period	Change from Prior Three Month Period

Other Income (Expense)	$(3,811)	$221,685	$(225,496)	-102%

Other income decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to the recognition of a $210,274 loss on retirement of certain expired patent applications and patents, and a $24,582 decrease in interest income on money market account, offset by a $9,428 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Net Loss

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$5,300,913	$5,164,591	$136,322	3%

Net loss was $5,300,913 and $5,164,591 for the three months ended September 30, 2024 and 2023, respectively, for an increase of $136,322 due primarily to increases in salary expenses, recognition of loss on retirement of certain expired patent applications and patents, increases in legal fees, depreciation of research and development equipment, and travel expenses, and a decrease in interest income on money market account, offset by decreases in non-cash stock option amortization expenses, prototype device development and wafer fabrication expenses, laboratory and wafer fabrication materials and supplies expenses, accounting fees, office expenses, and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement.

Results of Operations

Comparison of nine months ended September 30, 2024 to nine months ended September 30, 2023

Revenues

During the nine months ended September 30, 2024, we recognized $58,938 of licensing and royalty revenue and $13,750 revenue for the device processing work on the device supplied by a customer. As a development stage company, during the nine months ended September 30, 2023, we had no revenues.

Cost of Sales

During the nine months ended September 30, 2024, we recognized $6,411 in Cost of Sales, and $0 in Cost of Sales during the nine months ended September 30, 2023.

Operating Expenses

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Research and development	$12,811,221	$12,006,758	$804,463	7%
General and administrative	4,642,603	3,879,515	763,088	20%
	$17,453,824	$15,886,273	$1,567,551	10%

Research and development expenses increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increases in research and development salary expenses, prototype device development and wafer fabrication expenses, research and development equipment depreciation expense, laboratory and wafer fabrication materials and supplies expenses, research and development travel expenses, rent expenses, property tax expenses, software expenses, research and development repair expenses, and research and development consulting expenses, offset by decreases in research and development non-cash stock option amortization expenses, research and development employee relocation expenses, and research and development recruiting fees in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development salary expenses increased by $1,133,765 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Prototype device development and wafer fabrication expenses increased by $327,210 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Depreciation expense increased by $304,509 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Laboratory and wafer fabrication materials and supplies expenses increased by $140,123 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development travel expenses increased by $138,924 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development rent expenses increased by $90,483 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Property tax expenses increased by $80,937 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development software expenses increased by $46,768 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development repair expenses increased by $38,643 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Research and development consulting expenses increased by $32,281 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	These increases were offset by a $1,265,933 decrease in research and development non-cash stock option amortization expenses, a $178,626 decrease in research and development employee relocation expenses, and a $172,803 decrease in research and development recruiting fees in the nine months ended September 30, 2024, compared to the same period in 2023.

We expect to continue to incur substantial research and development expense developing and commercializing our photonic devices, and electro-optic materials platform. These expenses will increase because of accelerated development effort to support commercialization of our non-linear optical polymer materials technology; to build photonic device prototypes; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increases in general and administrative salary expenses, consulting fees, depreciation expense, sales and marketing expenses, general and administrative recruiting fees, travel expenses, rent expenses, directors’ fees, and software expenses, offset by decreases general and administrative non-cash stock option amortization expenses, and accounting expenses

•	General and administrative salary expenses increased by $509,356 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	General and administrative consulting fees increased by $166,286 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Depreciation expense increased by $109,164 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Sales and marketing expenses increased by $51,360 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	General and administrative recruiting fees increased by $48,817 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Travel expenses increased by $35,822 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Rent expenses increased by $24,012 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Directors’ fees increased by $22,500 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	Software expenses increased by $21,847 in the nine months ended September 30, 2024, compared to the same period in 2023.

•	These increases were offset by a $244,254 decrease in general and administrative non-cash stock option amortization expense and a $45,294 decrease in accounting fees in the nine months ended September 30, 2024, compared to the same period in 2023.

Other Income (Expense)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Other Income (Expense)	$387,039	$(212,083)	$599,122	282%

Other income increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a $485,894 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, a $334,636 increase in interest income on money market account, and a recognition of a $210,274 loss on retirement of certain expired patent applications and patents.

Net Loss

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Net Loss	$17,000,508	$16,098,356	$902,152	6%

Net loss was $17,000,508 and $16,098,356 for the nine months ended September 30, 2024 and 2023, respectively, for an increase of $902,152 due primarily to increases in salary expenses, depreciation expense, prototype device development and wafer fabrication expenses, recognition of loss on retirement of certain expired patent applications and patents, increases in consulting fees, travel expenses, laboratory and wafer fabrication materials and supplies expenses, rent expense, property tax expenses, software expenses, sales and marketing expenses, repair expenses, and directors’ fees. These increases were offset by decreases in non-cash stock option amortization expense, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, employee relocation expenses, recruiting fees, and accounting fees, and an increase in interest income on money market account.

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

On July 2, 2021, our Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021 and expired on July 8, 2024. On July 26, 2024, the Company filed a new $100 million universal shelf registration statement which became effective on August 5, 2024. On October 4, 2021, our Company entered into the 2021 purchase agreement with Lincoln Park to sell up to $33 million of registered common stock over a 36-month period. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park have been issued as of December 31, 2023. On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $2.8 million remain on the 2023 Purchase Agreement. On December 9, 2022, our Company entered into the at the market sale agreement with Roth Capital, as sales agent, whereby pursuant to the at the market sale agreement, our Company may offer and sell up to $35,000,000 in shares of our registered common stock, from time to time through Roth Capital. As of the date of this filing, $31.9 million remains available to our Company pursuant to the at the market sale agreement.

During the nine months ended September 30, 2024, the Company received $9,175,900 in proceeds pursuant to the 2023 purchase agreement with Lincoln Park, $714,901 in proceeds pursuant to the at the market sale agreement with Roth Capital, $252,450 in proceeds pursuant to the exercise of options and warrants and $63,884 in cash collections from customer contracts, of which $50,000 related to the proceeds received under a material supply and license agreement and $13,884 – to the proceeds received for a contact for processing work on the devices supplied by a customer. During the year ended December 31, 2023, the Company received $19,993,359 in proceeds pursuant to the 2021 purchase agreement and 2023 purchase agreement with Lincoln Park, $1,515,878 in proceeds pursuant to the at the market sale agreement with Roth Capital, $1,013,924 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement of which $39,875 is recorded as deferred revenue as of December 31, 2023.

During the nine months ended September 30, 2024, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, laboratory and wafer fabrication materials and supplies expenses, and third-party service providers. During the year ended December 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements.  We expect that we will incur approximately $1,687,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2023 purchase agreement and any future purchase agreements with Lincoln Park, the at the market sale agreement with Roth Capital, the exercise of options and warrants and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through February 2026 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service.

We expect that our cash used in operations will continue to increase during 2024 and beyond because of the following planned activities:

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

There are no trading volume requirements or restrictions under the 2023 purchase agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us but is obligated to make purchases from us as we direct in accordance with the 2023 purchase agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages under the 2023 purchase agreement.

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

Analysis of Cash Flows

For the nine months ended September 30, 2024

Net cash used in operating activities was $12,414,222 for the nine months ended September 30, 2024, primarily attributable to the net loss of $17,000,508 adjusted by $3,468,243 in stock options issued for services, $304,937 amortization of deferred compensation, $121,833 in common stock issued for commitment shares, $1,240,639 in depreciation expenses and patent amortization expenses, $143,239 amortization of right of use asset, $213,440 loss on disposal of property and equipment and retirement of certain expired patent applications and patents, $3,562 in accounts receivable, $675,537 in prepaid expenses and other current assets and ($1,585,144) in accounts payable, accrued bonuses, accrued expenses, deferred revenue and other liabilities.  Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used in investing activities was $2,278,649 for the nine months ended September 30, 2024, consisting of $343,233 in cost for intangibles and $1,935,416 in net asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $10,143,251 for the nine months ended September 30, 2024, and consisted of $252,450 in proceeds from exercise of options and warrants, $9,175,900 in proceeds from resale of common stock to an institutional investor and $714,901 in proceeds from at the market sale of common stock by an investment banking company.

On September 30, 2024, our cash and cash equivalents totaled $26,882,467, our assets totaled $37,236,197, our liabilities totaled $3,764,627 and we had stockholders’ equity of $33,471,570.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2024. See Note 8 to the financial statements herein for a discussion of our contractual commitments.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2023, contains a discussion of these significant accounting policies. The Company’s significant accounting policies have not materially changed since that report was filed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

 At September 30, 2024, we had $26.8 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At September 30, 2024, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on September 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and potential products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $17.0 million for the nine months ended September 30, 2024, and a net loss of $21.0 million for the year ended December 31, 2023 and $17.2 million for the year ended December 31, 2022. As of September 30, 2024, we had an accumulated deficit of $144.8 million. We anticipate that we will continue to incur operating losses through at least 2024.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through February 2026; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to the 2023 purchase agreement with Lincoln Park and the at the market sale agreement with Roth Capital we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $2.8 million that is available to our Company pursuant to the 2023 purchase agreement with Lincoln Park, and $31.9 million that is available to our Company pursuant to the at the market sale agreement with Roth Capital.

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

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Date: November 12, 2024

By:	/s/ James S. Marcelli
James S. Marcelli,
President, Chief Operating Officer
(Principal Financial Officer)

Date: November 12, 2024

