Form 10-K
period 2024-12-31
Lightwave Logic, Inc.
filed 2025-03-18
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $358,611,406 as of June 30, 2024.

As of March 18, 2025, there were 124,799,620 shares outstanding of the registrant’s common stock, $.001 par value.

Documents incorporated by reference. Portions of the registrant’s Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2024.

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

Overview

Lightwave Logic, Inc. is a technology platform company leveraging its proprietary engineered electro-optic (EO) polymers, named Perkinamine® to transmit data at higher speeds with less power in a small form factor. The Company’s high activity and high stability organic polymers allow it to create next-generation photonic EO devices that convert data from electrical signals into light/optical signals for applications in telecommunications, and for data transmission potentially used to support generative AI.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated the electro-optic polymers potential for higher speed and lower power consumption in packaged devices, and during 2024, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on: a) working with potential and existing customers to integrate our proprietary materials into our customers’ specific PIC and device architecture; b) testing and demonstrating the superior performance, simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem; and c) providing our potential and existing customers with the proper Process Development Kits (PDKs) to enable the efficient and fast integration of our materials into their own design and manufacturing plans. Silicon-based foundries are semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on polymer materials development, 2) Patent licensing and 3) Technology transfer to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters. In addition, we are exploring other applications that include automotive/LIDAR, sensing, displays, storage, aerospace and defense, satellites, quantum computing etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous across multiple market verticals over and above the optical fiber optic communications markets.

Artificial Intelligence (AI) has been integrating deeper within our daily activities with applications to make us more efficient and possibly smarter. The impact on the internet is huge, and the internet is based on an optical network that utilizes data centers to route and switch traffic or information to and from destinations. Data centers are being upgraded today in a fashion that the industry has not seen before with significant investments of capital. The expected demands of increased traffic, information, and data driven by AI is changing the way the internet is being operated. AI is now creating new and interesting market opportunities to upgrade the internet. Three of these opportunities are important today: density, speed, and low power and these are very well aligned with our high performance electro-optic polymers modulator platform. We are designing high performance polymer modulator optical engines to support the rise and growth of AI as it generates more information that will travel through the internet and optical network. While we are not directly an AI company designing electronic processors, we do see immediate benefits of enabling higher levels of information to cross the internet using our optical polymer modulator platform.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of new materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic materials. We have seen increased interest in our materials during 2024, driven by the need for higher speed connections to scale the AI-enabled network infrastructure and we are in discussions on future license agreements. In December 2024, we made the decision to focus our commercial and R&D efforts on the EO Polymer materials development and manufacturing. Although we continue to develop full Photonic Integrated Circuits and packaged device designs as part of our internal technology and process development roadmap, we are not actively promoting the sale of such PICs and/or packaged devices to external customers, but rather EO Polymer materials supply and license agreements.

Materials Development

Our Company designs and synthesizes organic chromophores for use in its own proprietary electro-optic polymer systems and photonic device designs. A polymer system is not solely a material but also encompasses various technical enhancements necessary for its implementation. These include host polymers, poling methodologies, and molecular spacer systems that are customized to achieve specific optical properties. Our organic electro-optic polymer systems compounds are mixed into solution form that allows for thin film application. Our proprietary electro-optic polymers are designed at the molecular level for potentially superior performance, stability, and cost-efficiency. We believe our proprietary and unique polymers have the potential to replace more expensive, higher power consuming, slower-performance materials such as semiconductor-based modulator devices that are used in fiber-optic communication networks today.

Our patented and patent pending molecular architectures are based on a well-understood chemical and quantum mechanical occurrence known as aromaticity. Aromaticity provides a high degree of molecular stability that enables our core molecular structures to maintain stability under a broad range of operating conditions.

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems, and systems that we will develop or enable our partners to fully commercialize. Examples of our partners include: electro-optic PIC and device design and manufacturing companies, contract manufacturers, original equipment manufacturers, foundries, packaging and assembly manufacturers etc. Our Company contemplates future applications in market verticals that may address the needs of semiconductor companies, optical network companies, Web 2.0/3.0 media companies, high performance computing companies, telecommunications companies, aerospace companies, automotive companies, as well as for example, government agencies and defense entities.

Device Design and Development

Electro-optic Modulators

Our Company designs its own proprietary materials for electro-optical modulation devices. Electro-optical modulators convert data from electric signals into optical signals that can then be transmitted over high-speed fiber-optic cables. Our modulators are electro-optic, meaning they work because the optical properties of the polymers are affected by electric fields applied by means of electrodes. Modulators are key components that are used in fiber optic telecommunications, data communications, and data centers networks etc., to convey the high data flows that have been driven by applications such as pictures, video streaming, movies etc., that are being transmitted through the Internet. Electro-optical modulators are expected to continue to be an essential element as the appetite and hunger for data increases every year as well as the drive towards lower power consumption, and smaller footprint (size).

Current semiconductor photonic technology today is struggling to reach faster device speeds. Our modulator devices, enabled by our electro-optic polymer material systems, work at extremely high frequencies (wide bandwidths) and possess inherent advantages over current crystalline electro-optic material contained in most modulator devices such as bulk lithium niobate (LiNbO3), indium phosphide (InP), silicon (Si), and gallium arsenide (GaAs). Our advanced electro-optic polymer platform is creating a new class of modulators that can be easily integrated into various PIC platforms and can address higher data rates in a lower cost, lower power consuming manner, smaller footprint (size) with much simpler data encoding techniques. Our electro-optic polymer material will boost the performance of standard PIC platforms such as silicon photonics and indium phosphide.

Our electro-optic polymers can be integrated with other materials platforms because they can be applied as a thin film coating in a fabrication clean room such as may be found in semiconductor foundries using standard clean room tooling. These approaches enable our device platforms to not only be competitive but fully integrated with foundries. Our polymers are unique in that they are stable enough to seamlessly integrate into existing CMOS, Indium Phosphide (InP), Gallium Arsenide (GaAs), and other semiconductor manufacturing lines. Of relevance are the integrated silicon photonics platforms that combine optical and electronic functions. These include a miniaturized modulator for ultra-small footprint applications in which we term the Polymer Slot™. This design is based on a slot modulator fabricated into semiconductor wafers that can include either silicon or indium phosphide.

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

Electro-optic modulators - Electro-optic (E/O) modulators are electro-optic devices that perform electric-to-optic conversions within the infrastructure of the internet. Data centers may also benefit from this technology through devices that could significantly increase bandwidth and speed while decreasing costs. Polymer E/O modulators can be designed and fabricated with multiple structures. The waveguides allow the light to be efficiently coupled into and out of the modulators, and provide a basis for integrating modulators together.

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

Our Business Opportunity

Lightwave Logic, Inc. is developing our advanced electro-optical polymer material systems. Current legacy technology is based on inorganic crystalline materials, which has allowed for the proliferation of data over fiber optic cables. However, there are inherent molecular deficiencies that have prevented this technology from scaling down in price and up in functionality, especially in terms of $/Gbps. This is primarily due to a closed valence structure that does not allow for the molecular improvements. The valence or valency of an element is a measure of its combining power with other atoms when it forms chemical compounds or molecules. Also, the physical properties of a crystal do not allow for its implementation into highly miniaturize slot structures that are in simple terms the pathways that light travels through in the device.

Organic polymer materials have free electrons that allow for limitless potential to combine with other molecular structures, which allows for multiple options and combinations to improving performance characteristics. Importantly, because they can be applied to optical structures in thin-film liquid form, it is possible to imbue electro-optic ability to highly miniaturized slot structures. Organic polymer materials are also more economic to manufacture in comparison to growing exotic crystals that are prone to contamination and further must be sliced into thin wafers. Our Company believes that the combination of less expensive manufacturing cost, ease of application, and better scalability, together with a lower cost of ownership due to lower heat dissipation (requiring less cooling), will create enormous demand for our polymer material through supply agreements as well as polymer-based products.

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

Over the last several years, our Company has made various scientific breakthroughs that have allowed for the synthesis of proprietary organic polymer materials that can withstand extremely high process temperatures that exceed 175°C. Additionally, these materials have demonstrated photochemical stability in devices, even after being subjected to high intensity light for over 5,000 hours. These materials also exhibited stable electro-optic performance after being continuously aged at 85°C for over 12,000 hours. This exposure duration far exceeds industry standard stress conditions. These devices have performed with 3dB bandwidths that exceed 70GHz.

We are now further optimizing our electro-optic (EO) polymer materials platform to meet additional specifications that are beginning to be required by the fiber communications industry for applications such as networks running at data rates of 800Gbps and 1600Gbps and 3200Gbps in the future. Our technology platform has the capability and potential to address 4 or more channels of 400Gbps utilizing PAM4 encoding schemes, thus creating a roadmap of increased performance for the industry. Furthermore, we are collaborating with industry partners to optimize device designs and packaging. We have already made extensive progress with our polymer materials on this front, and now we are integrating our robust polymer materials onto an integrated photonics platform.

While our initial focus is to address data communications and telecommunications network applications along with cloud computing/data center needs, we believe that in the future we will have additional opportunities over and above AI to address other applications such as: chip-to-chip and backplane optical interconnects, photovoltaic cells, medical applications, satellite reconnaissance, navigation systems, radar applications, optical filters, spatial light modulators; and all-optical switches.

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

Our Electro-Optic Photonic P2IC™ Device Approach

Our electro-optic device designs are built around our proprietary organic polymer material systems that we believe will enable better performance than the current embedded legacy technology built around inorganic materials. We also believe that the inherent flexibility of being able to apply our organic polymer materials in liquid thin-film form will accelerate the move toward ultra-miniaturization of Polymer Photonic Integrated Circuits (P2IC™) by increasing the number of photonic circuits on a single chip. Polymer photonics is the application of polymers on to a platform such as silicon where there are both active and passive photonic component designs. In polymer photonics, polymer devices such as modulators, waveguides, and multiplexers can be fabricated on to a silicon platform that acts as a package as well as a base for mounting lasers (which are needed to source the light). We continue to invest in R&D and process development to help accelerate the adoption of our polymer materials by potential customers into their own PIC platforms, typically based on silicon photonics.

Our initial device, though highly miniaturized, utilizes conventional design and fabrication techniques in the industry. Our future device designs will utilize silicon photonics (SiPh) technology, which can support highly miniaturized slot waveguides structures etched in large format (200mm), low cost, and less expensive silicon wafers coated with our organic electro-optic polymers. The low-cost structure compares well to compound semiconductor technologies such as GaAs (Gallium arsenide) and InP (Indium Phosphide), which suffer from small format wafers that do not allow the economies of scale in high volume fabrication plants. The degree of miniaturization possible of the slot modulator using SiPh is not technically feasible to accomplish with inorganic crystalline materials. Although this may not always remain the case, presently there are nearly insurmountable technical difficulties that are inherent to a crystalline molecule. We now have the capability to model, simulate and design photonic integrated circuits (PICs) in-house.

Our Intellectual Property

Our research and development efforts over the last 10+ years have yielded our Company an extensive patent portfolio as well as critical trade secrets, unpatented technology and proprietary knowledge related to our optical polymer materials. Our intellectual property portfolio has expanded significantly over the few years. We have actively filed technical utility patents and are currently in the process of readying a number of other inventions for formal filings in 2025 and 2026. We expect to continue innovating our technology platform over the next decade. We had additional patents issued or published over the past year indicating that our technology is being recognized as being unique.

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

In total, our patent portfolio currently consists of 77 granted patents that include 46 from the US, 2 from Canada, 3 from the United Kingdom, 18 from the EU, 1 from Japan, 6 from China (including Hong Kong), and 1 from Australia.

Our materials patent portfolio has also strengthened significantly with the filing of additional new patent applications on our core Perkinamine® molecular compounds as well as recent, innovative inventions that are expected to protect our P2IC polymer PIC platform from potential competition.

Included in our patent portfolio are the following nonlinear optic chromophore designs:

•	Stable Free Radical Chromophores, processes for preparing the same
•	Stable Free Radical Chromophores, processes for preparing the same
•	Tricyclic Spacer Systems for Nonlinear Optical Devices
•	Anti-Aromatic Chromophore Architectures
•	Heterocyclical Anti-Aromatic Chromophore Architectures
•	Heterocyclical Chromophore Architectures
•	Heterocyclical Chromophore Architectures with Novel Electronic Acceptor Systems
•	Multi-fiber/port hermetic capsule sealed by metallization and method

•	Device Design Fabrication Methods
•	Modulators and Waveguides
•	Hermetic Capsulation

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

Since the acquisition, our Company has made substantially progress in the utilization of ALD to hermetically seal polymers for modulator applications.

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

On September 24, 2024, we announced a collaboration with Polariton Technologies to demonstrate a packaged device with over 110 GHz super high bandwidth packaged electro-optic polymer modulators using Polariton's plasmonic modulator device design that contains Lightwave's proprietary Perkinamine® chromophores at the European Conference on Optical Communications (ECOC) held in Frankfurt, Germany from September 22-26, 2024. The packaged device contains a plasmonic modulator using electro-optic polymer material and platform chips have demonstrated 400 Gbps, which is the current specification that datacenters are looking for in optical transceiver modules. This collaboration forms an important technology platform for scalability using large silicon foundries for mass commercialization with 200mm silicon wafers. The combination of electro-optic polymers and plasmonics can support datacenters around the world which are responding to high power consumption and the burgeoning demand for higher speed data transmission from artificial intelligence, machine learning, and other cloud-based services. This device enables ultra-high bandwidths, which are extremely well suited for next generation internet and optical networking transceivers that require 200Gbps per lane today, and 400Gbps per lane soon.

On December 11, 2024, we strengthened our Company's management team to reinforce our competitive position and accelerate product and commercial strategic initiatives, including capitalizing on high-growth opportunities across the AI and datacenter networking sector, expediting commercialization for our proprietary electro-optic materials, and opening new markets and applications for our advanced polymer-based solutions. We named optical communications industry veteran Yves LeMaitre as our Chief Executive Officer and former CEO and Chairman Thomas E. Zelibor as our President. Ronald Bucchi, lead independent director, was appointed as our new non-executive independent Chairman, and James S. Marcelli, principal financial officer, was named as our Chief Financial Officer and continues to serve as Chief Operating Officer. Dr. Michael Lebby retired as Chairman and Chief Executive Officer of Lightwave Logic, effective December 10, 2024.

On March 10, 2025, we announced the advancement of our technical collaboration with Polariton Technologies, a technology leader of high-speed EO components for the communication market, and our transition from being a material supplier to collaborating on market development through end-user engagement and technical cooperation. Lightwave Logic and Polariton will work together to jointly develop technical solutions to enable the faster adoption and integration of combined plasmonics and polymer-based products, with semiconductor fabrication plants, outsourced assembly, and test operations. In addition to manufacturing transmitter PICs with inherent superior electro-optic performance, both teams will be working together on an extensive qualification and reliability program, high-speed RF and optical testing and back-end manufacturing process integration.

As we move forward to diligently meet our goals, we continue to work closely with our packaging and foundry partners for 200Gbps and 400Gbps/lane device designs and prototypes, and we are advancing our reliability and characterization efforts to support our prototyping. Our partnership with silicon-based foundries will allow us to scale commercial volumes of electro-optic polymer modulator devices using large silicon wafers, and we are currently working to have our fabrication processes accepted into foundry PDKs (process development kits). These are the recipes that foundries use to manufacture devices in their fabrication plants.

We are actively engaged with test equipment manufacturers of the most advanced test equipment to test our state-of-the-art polymer devices. We continue to engage with multiple industry bodies to promote our roadmap. We continue to fine tune our business model with target markets, customers, and technical specifications. Our business model includes the licensing of our strong IP and Patent portfolio, as well as technology transfer to entities such as foundries. Discussions with prospective customers are validating that our materials are ideally suited for the datacenter, AI connectivity and telecommunications markets. Details and feedback of what these prospective customers are seeking from a prototype are delivered to our technical team.

The Global Photonic Device Market and Our Target Markets

Our initial target market is the AI focused datacenter eco-system that is exponentially expanding to address the need for accurate Large Language Models – LLMs - for a variety of applications. To address these requirements, datacenters have grown in number and scope to include hundreds of thousands of servers, switches and associated equipment per datacenter to address the computing needs required for LLMs – a process often known as “scaling up and scaling out”. The number of “hyperscale” datacenters are expected to continue to increase in number both in the US, but also in the rest of the world.

Figure 1: Number of Data Center Sites (by Size)

Source: “How Many Data Centers Are There and Where Are They being Built”, Yih-Khai Wong, ABI Research, July 16, 2024

A “single” hyperscale datacenter may consist of multiple large warehouse-size buildings on a campus or even several locations distributed around a metropolitan area. Regardless of the design, these datacenters will require transmitting and receiving vast amounts of data - not only around a single data center building – but often also between buildings in distributed data center architecture. The connectivity required between servers, switches and related electronics within a single datacenter building is often shorter than 500 meters, with a growing requirement for opto-electronics for connecting equipment that may be in facilities that are up to 10km apart. The ideal method for addressing these links has been – and will continue to be - single mode fiber cabling. Correspondingly, the minimum “speeds” or bandwidth required for transmitting data on these connections is expected to be 800Gigabits/second – a speed that eventually be supplanted with 1.6Terabit/second and 3.2 Terabit/second connections, (2 times and 4 times faster than 800Gibaits/second), as shown in Figure 2. Each connection speed will require either 4 or 8 modulators which results in a multimillion unit opportunity on a yearly basis.

Figure 2: Number of Opto-Electronic Connectivity Requirements (by “speed”)

Source: “Optical Communications market Forecast”, Lightcounting, October, 2024

The combined growth in number of datacenters and speed requirements has generated considerable discussion of the need for reduction in the growth of energy demands needed for operations. Our polymers will enable low power modulators that will be required for the opto-electronics utilized for interconnecting the switches and servers deployed at these required speeds on this cabling infrastructure.

Figure 3: Datacenter Power Consumption Forecast

Source: “Investing in the Rising Data Center Economy”, McKinsey, January 17, 2023

Business Strategy

Our first revenue stream was obtained from our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Our Company is also in various stages of materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic Perkinamine® chromophore material.

Specifically, our business strategy provides that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the production and direct sale of our own electro-optic materials. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic device market. In order to meet this objective, we intend to continue to:

•	Further the development of proprietary organic electro-optic polymer material systems.
•	Partner with PIC or packaged device design and manufacturing companies to further the development of PDKs for our polymer material.
•	Develop proprietary intellectual property.
•	Grow our commercial device design and development capabilities.
•	Partner with silicon-based foundries who can scale volume quickly and integrate our materials into their infrastructure.
•	Grow our product reliability and quality assurance capabilities.
•	Grow our optoelectronic and RF testing capabilities.
•	Grow our commercial material manufacturing capabilities.
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform.
•	Add high-level personnel with industrial and manufacturing experience in key areas of our materials and process development programs.

Create Organic Polymer-Enabled Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to enable the creation by our customers of a portfolio of commercial electro-optic polymer product devices with applications for various markets, including telecommunications, data communications and data centers.

We expect our -polymer material to be used initially in modulator products that will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes. Our devices are highly linear and can also enable the performance required to take advantage of more advanced complex encoding schemes if required.

Our Research and Development Process

Our research and development process consists of the following steps:

•	We develop novel polymer materials utilizing our patented and patent pending technology to meet certain performance specifications. We then develop methods to synthesize larger quantities of such material.
•	We conduct a full battery of tests at the completion of the synthesis of each new polymer material to evaluate its characteristics. We also create development strategies to optimize materials to meet specifications for specific applications. We model and simulate each new polymer material so that we can further understand how to optimize the material for device operation.
•	We integrate data from the material characterization and test results to fabricate sample devices for internal use. We analyze device-testing results to refine and improve fabrication processes and methods. In addition, we investigate alternative material and design variations to possibly create more efficient fabrication processes.
•	We create an initial device design using simulation software. Following device fabrication, we run a series of optical and electronic tests on the device.
•	We are developing PDKs with commercial silicon-based foundries so that our technology can transfer seamlessly to larger silicon wafer fabrication plants, and scale in volume quickly.

We have and expect to continue to make significant operating and capital expenditures for research and development. Our research and development expenses were $16,806,548 and $15,903,689, for the years ended December 31, 2024, and 2023, respectively.

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

Our Competition

Competitors

The markets we are targeting for our electro-optic polymer technology are intensely competitive. While there are no major multi-national companies that compete directly with us on electro-polymers, there are other companies that do manufacture optical modulators based on alternative material platforms such as Indium Phosphide, Silicon or Silicon Nitride and Lithium Niobate. These companies that have incumbent optical modulators using semiconductors include: Lumentum, Broadcom, Marvell, Cisco, Intel, Ciena, Fujitsu, and Coherent. These companies are heavily invested in the production of crystalline-based semiconductor electro-optic modulator technologies, as well as the development of novel manufacturing techniques and modulator designs.

Smaller companies that compete with us on optical modulators using new and novel technologies include: Hyperlite (who are developing thin film lithium niobate (TFLN), NLM Photonics (organic hybrid polymer) and Lumiphase (who are developing Barium Titanate or BTO).

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

We believe the principal competitive factors in our target markets are:

•	The ability to develop and commercialize highly stable optical polymer-based materials and optical devices in commercial quantities.
•	The ability to obtain appropriate patent and proprietary rights protection.
•	The ability to create commercial silicon-based PDKs for our electro-optic polymers.
•	Lower cost, high production yield for these products.
•	The ability to enable integration and implement advanced technologies.
•	Strong sales and marketing, and distribution channels for access to products.

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

Employees and Human Capital

We currently have 31 full-time employees, and we retain several independent contractors on an as-needed basis. Based on our current development plan we expect to add 4 additional full-time employees in 2025.

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

Diversity and Inclusion

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

Available Information

We maintain a website at www.lightwavelogic.com. We make available on our website under “Investors” – “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Leadership” – “Governance Documents”, free of charge, our Audit Committee Charter, Compensation Committee Charter, Nominating And Corporate Governance Committee Charter, Operations Committee Charter and Code of Ethics and Business Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $22,535,041 for the year ended December 31, 2024, and $21,038,032 for the year ended December 31, 2023. We anticipate that we will continue to incur operating losses through at least 2025.

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

The likelihood of our success must be considered in light of the risks frequently encountered by early-stage companies, especially those formed to develop and market new technologies. These risks include our potential inability to:

•	Establish significant product sales and marketing capabilities;
•	Establish and maintain significant markets for our products and future products;
•	Identify, attract, retain and motivate qualified personnel;
•	Continue to develop and upgrade our technologies to keep pace with changes in technology and the growth of markets using polymer-based materials;
•	Develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships; and
•	Maintain our reputation and build trust with customers.

Our failure to effectively manage our growth and effectively transition from our focus on research and development activities to commercial operations could harm our business.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through April 2026; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the purchase agreement for up to $30 million we entered into with Lincoln Park on February 28, 2023 (the “2023 Purchase Agreement”); (ii) the purchase agreement for up to $30 million we entered into with Lincoln Park on March 17, 2025 (the “2025 Purchase Agreement"); and (iii) the sales agreement for up to $35 million we entered into with Roth Capital Partners, LLC (“Roth Capital”) on December 9, 2022 (the “Roth Sales Agreement”); we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $0 million and $30 million pursuant to the 2023 Purchase Agreement and 2025 Purchase Agreement with Lincoln Park, subject to the conditions set forth therein, respectively, and $31.5 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

We are initially targeting applications in fiber optic data communications and telecommunications markets, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters. In addition, we are exploring other applications that include automotive/LIDAR, sensing, displays, storage, aerospace and defense, satellites, quantum computing etc., for our polymer technology platform. We expect to continue to develop products for these markets and to seek to identify new markets. These markets change rapidly, and we cannot assure you that they will grow or that we will be able to accurately forecast market demand, or lack thereof, in time to respond appropriately. Our investment of resources to develop products for these markets may either be insufficient to meet actual demand or result in expenses that are excessive in light of actual sales volumes. Failure to predict growth and demand accurately in new markets may cause us to suffer substantial losses. In addition, as we enter new markets, there is a significant risk that:

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

We are initially targeting applications in fiber optic data communications and telecommunications markets, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters. In addition, we are exploring other applications that include automotive/LIDAR, sensing, displays, storage, aerospace and defense, satellites, quantum computing etc., for our polymer technology platform. Our ability to generate significant revenues depends significantly on the extent to which potential customers and other potential industry partners develop, promote and sell systems that incorporate our products, which, of course, we cannot control. Any failure by potential customers and other potential industry partners to successfully develop and market systems that incorporate our products could adversely affect our sales. The extent to which potential customers and other industry partners develop, promote and sell systems incorporating our products is based on a number of factors that are largely beyond our ability to control.

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

Our future growth will suffer if we do not achieve sufficient market acceptance of our organic nonlinear optical materials.

We expect our patented and patent-pending optical materials along with trade secrets and licensed materials, to be the core of and the enabling technology for future generations of optical devices, modules, sub-systems and systems that we will develop or out-license to electro-optic device manufacturers. Most of our materials are still in the development stage, and we do not know when a market for our materials will develop, if at all. Our success depends, in part, upon our ability to gain market acceptance of our organic nonlinear optical materials. To be accepted, our materials must meet the technical and performance requirements of our potential customers. OEMs, suppliers or government agencies may not accept polymer-based materials. In addition, even if we achieve some degree of market acceptance for our materials in one industry, we may not achieve market acceptance in other industries that we are targeting. Also, certain large corporations may be predisposed against doing business with a company of our limited size and operating history.

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

Another of our significant target markets is the fiber optic data communications market, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters, which may be subject to heavy competition from other PIC based technologies such as silicon photonics and Indium Phosphide. As the demands for high performance, low cost ($/Gbps) is implemented into next generation architectures, polymer modulators and polymer based PIC products may be subject to significant competition. Furthermore, there is a potential that technologies such as silicon photonics and Indium Phosphide might reach the metric of $1/Gbps at 800Gbps before ours. Customers may then be less willing to purchase new technology such as ours or invest in new technology development such as ours for next generation systems.

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

The markets that we are targeting for our proprietary electro-optic polymer systems and photonic devices are intensely competitive. Most of our present and potential competitors have or may have substantially greater research and product development capabilities, financial, scientific, marketing, manufacturing and human resources, name recognition and experience than we have. As a result, these competitors may:

•	succeed in developing materials and product integration expertise that is equal to or superior to our offerings or that will achieve greater market acceptance than our offerings and future offerings;
•	devote greater resources to developing, marketing or selling their products;
•	respond more quickly to new or emerging technologies or scientific advances and changes in customer requirements, which could render our technologies obsolete;
•	introduce products that make the continued development of our materials and future materials uneconomical;
•	obtain patents that block or otherwise inhibit our ability to develop and commercialize our materials and future materials;
•	withstand price competition more successfully than we can;
•	establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers.

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

Our future success depends to a significant extent on the continued service of our key management personnel, particularly Yves LeMaitre, our Chief Executive Officer, Thomas E. Zelibor, our President and James S. Marcelli our Chief Financial Officer, Chief Operating Officer, and Secretary. Accordingly, the loss of the services of any of these persons would adversely affect our business and our ability to continue to commercialize our products, and impede the attainment of our business objectives.

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

If we fail to develop and maintain the quality of our manufacturing integration and design processes, our operating results would be harmed.

The manufacture and integration of our materials for devices is a multi-stage process that requires the use of high-quality materials and advanced manufacturing technologies and design. Also, polymer-related device development and manufacturing, whether performed by a silicon photonics design house or elsewhere, must occur in a highly controlled, clean environment to minimize particles and other yield and quality-limiting contaminants. In spite of stringent quality controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of a product in a lot to be defective. If we are not able to develop and continue to improve our manufacturing design processes, if stringent quality controls are not maintained, or if contamination problems arise, our operating results would be harmed.

The complexity of our organic nonlinear optical materials may lead to errors, defects and bugs, which could result in the necessity to redesign materials and could negatively impact our reputation with customers.

Organic nonlinear optical materials as complex as those we market and intend to market might contain errors, defects and bugs when first introduced or as new versions are released. Delivery and integration of materials with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of our materials or result in a costly recall and could damage our reputation and adversely affect our ability to sell our materials. If our organic nonlinear optical materials experience defects, we may need to undertake a redevelopment of the materials, a process that may result in significant additional expenses.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and the rules and regulations of The NASDAQ Stock Market. We expect that compliance with these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

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

As of December 31, 2024, we have outstanding options and warrants to purchase an aggregate of 8,848,908 shares of our common stock at exercise prices ranging from $0.51 to 16.81 per share with a weighted average exercise price of $3.00 per share. The exercise of options and warrants at prices below the market price of our common stock could adversely affect the price of shares of our common stock. Additional dilution may result from the issuance of shares of our capital stock in connection with any collaboration (although none are contemplated at this time) or in connection with other financing efforts, including pursuant to the 2025 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital. Any issuance of our common stock that is not made solely to then-existing stockholders proportionate to their interests, such as in the case of a stock dividend or stock split, will result in dilution to each stockholder by reducing his, her or its percentage ownership of the total outstanding shares. Moreover, if we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, stockholders may experience further dilution. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series.

The trading price of our common stock has been, and may continue to be, volatile, and the value of our common stock may decline. This volatility, as well as general market conditions, may cause our stock price to fluctuate greatly and even potentially expose us to litigation.

Our common stock may be subject to continued volatility. During the past 52 weeks, the share price for our common stock ranged from a low of $1.00 to a high of $4.82. We cannot assure you that the market price for our common stock will be less volatile or will remain at its current level. A decrease in the market price for our shares could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors, many of which are beyond our control, including:

•	our Company’s ability to execute on its business plan;
•	the status of particular development programs and the timing of performance under specific development agreements;
•	actual or anticipated demand for our products and future products and technologies;
•	amount and timing of our costs related to our development and marketing efforts or other initiatives and expansion of our operations;
•	changes in anticipated commercial deployment of certain products and financial results;
•	our ability to enter into, renegotiate or renew key agreements or strategic relationships;
•	our ability to develop expanded product production facilities, along with silicon-based foundry and other outside contractor relationships;
•	issuance of new or updated research or reports by securities analysts;
•	the use by investors or analysts of third-party data regarding our business that may not reflect our operations;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	large trades, block trades or short selling of our common stock;
•	actual or anticipated changes in our competitive position relative to our industry competitors;
•	announcements or implementation by our competitors of technological innovations or new products;
•	changes in laws or regulations applicable to our products or industry;
•	additions or departures of key personnel;
•	capital-raising activities or commitments;
•	product shortages requiring suppliers to allocate minimum quantities;
•	the commencement or conclusion of legal proceedings that involve us;
•	costs related to possible future acquisitions of technologies or businesses;
•	economic conditions specific to our industry, as well as general economic and market conditions; or
•	other events or factors, including those resulting from civil unrest, war, foreign invasions, terrorism, or public health crises or responses to such events.

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

If our existing stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants or pursuant to the 2025 Purchase Agreement with Lincoln Park, and the Roth Sales Agreement with Roth Capital, the market price of our common stock could decline. Sales of a substantial number of shares of our common stock may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. We may become involved in securities class action litigation that could divert management’s attention and harm our business.

Our common stock will be subject to potential delisting if we do not maintain the listing requirements of the Nasdaq Capital Market.

Our common stock commenced trading on The NASDAQ Capital Market on September 1, 2021. We cannot assure you that an active trading market for our common stock will continue to be sustained. Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for stockholders to dispose of our securities and more difficult to obtain accurate price quotations on our securities. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock and/or other securities are not traded on a national securities exchange.

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

Our principal executive office and research and development facility is located at 369 Inverness Parkway, Suite 350, Englewood, Colorado. The 23,104 square feet facility includes fully functional 1,000 square feet of class 1,000 cleanroom, 500 square feet of class 10,000 cleanroom, chemistry laboratories, and analytic laboratories, and serves as our office, laboratory and research and development space. Our total annual base rent during 2024 is expected to be approximately $387,666.

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

Holders of Common Stock

On March 18, 2025, we had approximately 67 holders of our common stock, not including persons who hold our common stock in nominee or "street name” accounts through brokers or banks.

Dividend Policy

Our Company has never paid a cash dividend and has no present plans to pay cash dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2024.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,499,859	$3.17	3,480,845
Equity compensation plans not approved by security holders (2)	400,000	$0.60	—
Total	9,899,859	$3.07	3,480,845

1.	Reflects shares of common stock to be issued pursuant to our 2016 Equity Incentive Plan and our 2007 Employee Stock Plan, both of which are for the benefit of our directors, officers, employees and consultants. We have reserved 13,000,000 shares of common stock for such persons pursuant to our 2016 Equity Incentive Plan. We terminated our 2007 Employee Stock Plan in June 2016 and no additional awards are made under that plan.

2.	Comprised of common stock purchase warrants we issued for services.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (a) the NASDAQ Composite Index and (b) Solactive EPIC Core Photonics USD Index NTR, over the same period. This graph assumes the investment of $100 on December 31, 2019 in our common stock, the NASDAQ Composite Index and the Solactive EPIC Core Photonics USD Index NTR and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on December 31, 2019 of $0.70 per share as the initial value of our common stock.

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

Recent Sales of Unregistered Securities

During the period covered by this report, our Company has sold the following securities without registering the securities under the Securities Act:

Date	Security
January 2024	Common Stock — 19,000 shares of Common Stock at $0.75 per share pursuant to a warrant exercise.
December 2024	Common Stock — 100,000 shares of Common Stock at $0.77 per share pursuant to a warrant exercise.

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

Overview

Lightwave Logic, Inc. is a technology platform company leveraging its proprietary engineered electro-optic (EO) polymers to transmit data at higher speeds with less power in a small form factor. The Company’s high activity and high stability organic polymers allow it to create next-generation photonic EO devices that convert data from electrical signals into light/optical signals for applications in telecommunications, and for data transmission potentially used to support generative AI.

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated the electro-optic polymers potential for higher speed and lower power consumption in packaged devices, and during 2024, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on a) working with potential and existing customers to integrate our proprietary materials into our customers’ specific PIC and device architecture. b) testing and demonstrating the superior performance, simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem c) providing our potential and existing customers with the proper Process Development Kits (PDKs) to enable the efficient and fast integration of our materials into their own design and manufacturing plans. In 2024 we continued to work with silicon-based foundry partners to help scale in volume our polymer modulator devices and we received working modulator chips from these foundries. We have advanced and matured our interactions with our foundry partners and we continue to receive working modulator chips for prototyping. Silicon-based foundries are semiconductor fabrication plants developed for the electronics IC business, that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing.

Our extremely strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on polymer materials development, 2) Patent licensing and 3) Technology transfer to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters. In addition, we are exploring other applications that include automotive/LIDAR, sensing, displays, storage, aerospace and defense, etc., for our polymer technology platform. Our goal is to have our unique polymer technology platform become ubiquitous across multiple market verticals over and above the optical fiber optic communications markets.

Artificial Intelligence (AI) has been integrating deeper within our daily activities with applications to make us more efficient and possibly smarter. The impact on the internet is huge, and the internet is based on an optical network that utilizes data centers to route and switch traffic or information to and from destinations. Data centers are being upgraded today in a fashion that the industry has not seen before with significant investments of capital. The expected demands of increased traffic, information, and data driven by AI is changing the way the internet is being operated. AI is now creating new and interesting market opportunities to upgrade the internet. Three of these opportunities are important today: density, speed, and low power and these are very well aligned with our high performance electro-optic polymers modulator platform. We are designing high performance polymer modulator optical engines to support the rise and growth of AI as it generates more information that will travel through the internet and optical network. While we are not directly an AI company designing electronic processors, we do see immediate benefits of enabling higher levels of information to cross the internet using our optical polymer modulator platform.

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of photonic proprietary device designs and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and sale of our electro-optic proprietary device designs.

Business Strategy

Our first revenue stream was obtained from our entry into a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). Our Company is also in various stages of photonic device designs and materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and sale of our proprietary electro-optic devices.

Specifically, our business strategy provides that our revenue stream will be derived from one or some combination of the following: (i) technology licensing for specific product application; (ii) joint venture relationships with significant industry leaders; and (iii) the sale of our own proprietary electro-optic device designs. Our objective is to be a leading provider of proprietary technology and know-how in the electro-optic materials and devices. In order to meet this objective, we intend to continue to:

•	Further the development of proprietary organic electro-optic polymer material systems
•	Develop photonic device designs based on our P2IC™ technology
•	Develop proprietary intellectual property
•	Grow our device design development capabilities
•	Partner with silicon-based foundries who can scale volume quickly
•	Grow our product reliability and quality assurance capabilities
•	Grow our optoelectronic packaging and testing capabilities
•	Grow our commercial material manufacturing capabilities
•	Maintain/develop strategic relationships with major telecommunications and data communications companies to further the awareness and commercialization of our technology platform
•	Add high-level personnel with industrial and manufacturing experience in key areas of our materials and device development

Create Organic Polymesr-Enabling design and production of Electro-Optic Modulators

We intend to utilize our proprietary optical polymer technology to create an initial portfolio of commercial electro-optic polymer product devices designs with applications for various markets, including telecommunications, data communications and data centers. These product devices will be part of our proprietary photonics integrated circuit (PIC) technology platform.

Capital Requirements

We commenced commercial operations in May 2023, and we do not generate sufficient revenues to pay for our operating expenses. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of year ended December 31, 2024 to year ended December 31, 2023

Revenues

During the year ended December 31, 2024, we recognized $81,855 of licensing and royalty revenue and $13,750 of revenue for the device processing work on the device supplied by a customer. During the year ended December 31, 2023, we recognized $40,502 of licensing and royalty revenue.

Cost of sales

During the year ended December 31, 2024, we recognized $7,395 in cost of sales. During the year ended December 31, 2023, we recognized $2,513 in cost of sales.

Operating expenses

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Change from Prior Year	Percent Change from Prior Year

Research and development	16,806,548	$15,903,689	$902,859	6%
General and administrative	6,370,805	5,359,565	1,011,240	19%
	$23,177,353	$21,263,254	$1,914,099	9%

Research and development expenses increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in research and development salary and benefits expenses, research and development equipment depreciation expense, prototype device development and wafer fabrication expenses, research and development travel expenses, rent expenses, property tax expenses, research and development consulting expenses, software expenses, and laboratory and wafer fabrication materials and supplies expenses, offset by decreases in research and development non-cash stock option amortization expenses, research and development recruiting fees, and research and development employee relocation expenses in the year ended December 31, 2024, compared to the same period in 2023.

•	Research and development salary and benefits expenses increased by $1,472,979 in the year ended December 31, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $424,232 in the year ended December 31, 2024, compared to the same period in 2023.
•	Prototype device development and wafer fabrication expenses increased by $341,555 in the year ended December 31, 2024, compared to the same period in 2023.
•	Research and development travel expenses increased by $107,351 in the year ended December 31, 2024, compared to the same period in 2023.
•	Research and development rent expenses increased by $99,898 in the year ended December 31, 2024, compared to the same period in 2023.
•	Property tax expenses increased by $98,181 in the year ended December 31, 2024, compared to the same period in 2023.
•	Research and development consulting expenses increased by $65,261 in the year ended December 31, 2024, compared to the same period in 2023.
•	Research and development software expenses increased by $64,318 in the year ended December 31, 2024, compared to the same period in 2023.
•	Laboratory and wafer fabrication materials and supplies expenses increased by $59,090 in the year ended December 31, 2024, compared to the same period in 2023.
•	These increases were offset by a $1,571,632 decrease in research and development non-cash stock option amortization expenses, a $216,115 decrease in research and development recruiting fees, and a $108,305 decrease in research and development employee relocation expenses in the year ended December 31, 2024, compared to the same period in 2023.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase as a result of accelerated development effort to support commercialization of our non-linear optical polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases in general and administrative salary and benefits expenses, consulting fees, depreciation expense, investor relations expenses, and sales and marketing expenses, offset by decreases general and administrative non-cash stock option amortization expenses, and accounting expenses.

•	General and administrative salary and benefits expenses increased by $866,829 in the year ended December 31, 2024, compared to the same period in 2023.
•	General and administrative consulting fees increased by $215,707 in the year ended December 31, 2024, compared to the same period in 2023.
•	Depreciation expense increased by $103,624 in the year ended December 31, 2024, compared to the same period in 2023.
•	Investor relations expenses increased by $54,259 in the year ended December 31, 2024, compared to the same period in 2023.
•	Sales and marketing expenses increased by $52,623 in the year ended December 31, 2024, compared to the same period in 2023.
•	These increases were offset by a $263,822 decrease in general and administrative non-cash stock option amortization expense and a $183,722 decrease in accounting fees in the year ended December 31, 2024, compared to the same period in 2023.

Other Income

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Change from Prior Year	Percent Change from Prior Year

Other Income	$554,102	$187,233	$366,869	196%

Other income increased for the year ended December 31, 2024, as compared to year ended December 31, 2023, primarily due to a $519,368 decrease in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, a $280,433 increase in interest income on money market account, and a recognition of a $210,274 loss on retirement of certain expired patent applications and patents.

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

Net Loss

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Change from Prior Year	Percent Change from Prior Year

Net Loss	$22,535,041	$21,038,032	$1,497,009	7%

Net loss was $22,535,041 and $21,038,032 for the year ended December 31, 2024 and 2023, respectively, for an increase of $1,497,009 due primarily to increases in salary and benefits expenses, depreciation expense, prototype device development and wafer fabrication expenses, and consulting fees, recognition of loss on retirement of certain expired patent applications and patents, travel expenses, rent expense, property tax expenses, software expenses, laboratory and wafer fabrication materials and supplies expenses, investor relations expenses, and sales and marketing expenses. These increases were offset by decreases in non-cash stock option amortization expense, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, recruiting fees, accounting fees, and employee relocation expenses, and an increase in interest income on money market account.

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

Liquidity and Capital Resources

 Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park (institutional investor) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital (investment banking company) pursuant to the at the market sale agreement with Roth Capital as described in Note 10 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options and warrants.

On July 2, 2021, our Company filed a $100 million universal shelf registration statement which became effective on July 9, 2021, and expired on July 8, 2024. On July 26, 2024, the Company filed a new $100 million universal shelf registration statement which became effective on August 5, 2024. On October 4, 2021, our Company entered into the 2021 purchase agreement with Lincoln Park to sell up to $33 million of registered common stock over a 36-month period. All of the registered shares under the October 4, 2021 purchase agreement with Lincoln Park have been issued as of December 31, 2023. On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $0 remains on the 2023 Purchase Agreement. On March 17, 2025, our Company entered into the 2025 Purchase Agreement with Lincoln Park to sell up to $30 million of registered common stock over a 36-month period, subject to the conditions set forth therein. As of the date of this filing, $30 million remains on the 2025 Purchase Agreement. On December 9, 2022, our Company entered into the at the market sale agreement with Roth Capital, as sales agent, whereby pursuant to the at the market sale agreement, our Company may offer and sell up to $35 million in shares of our registered common stock, from time to time through Roth Capital. As of the date of this filing, $31.5 million remains available to our Company pursuant to the at the market sale agreement.

During the year ended December 31, 2024, the Company received $12,366,965 in proceeds pursuant to the 2023 Purchase Agreement with Lincoln Park, $1,779,976 in proceeds pursuant to the at the market sale agreement with Roth Capital, $337,350 in proceeds pursuant to the exercise of options and warrants and $63,884 in cash collections from customer contracts, of which $50,000 related to the proceeds received under a material supply and license agreement and $13,884 – to the proceeds received for a contact for processing work on the devices supplied by a customer. During the year ended December 31, 2023, the Company received $19,993,359 in proceeds pursuant to the 2021 purchase agreement and 2023 Purchase Agreement with Lincoln Park, $1,515,878 in proceeds pursuant to the at the market sale agreement with Roth Capital, $1,013,924 in proceeds pursuant to the exercise of options and warrants and $50,000 in a proceed received under a material supply and license agreement of which $39,875 is recorded as a contract liability as of December 31, 2023.

During the year ended December 31, 2024, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, laboratory and wafer fabrication materials and supplies expenses, and third-party service providers. During the year ended December 31, 2023, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell products incorporating our polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,727,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2023 and the 2025 Lincoln Park purchase agreements and, the at the market sale agreement with Roth Capital, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through April 2026 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2025 and beyond because of the following planned activities:

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

2023 and 2025 Purchase Agreements with Lincoln Park

On February 28, 2023, our Company entered into the 2023 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain conditions) from time to time over a 36-month period. On March 17, 2025, our Company entered into the 2025 Purchase Agreement with Lincoln Park, pursuant to which Lincoln Park agreed to purchase from us up to $30 million of our common stock (subject to certain conditions) from time to time over a 36-month period. Pursuant to the 2025 Purchase Agreement, subject to the conditions set forth therein, Lincoln Park is obligated to make purchases as the Company directs in accordance with the 2025 Purchase Agreement, which may be terminated by the Company at any time, without cost or penalty. Sales of shares will be made in specified amounts and at prices that are based upon a look back formula for market prices of our common stock immediately preceding the sales to Lincoln Park.

There are no trading volume requirements or restrictions on the 2025 Purchase Agreement, and we will control the timing and amount of any sales of our common stock to Lincoln Park. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the 2025 Purchase Agreement. We can also accelerate the amount of common stock to be purchased under certain circumstances. There are no limitations on the use of proceeds, financial or business covenants, restrictions on future financings (other than restrictions on the Company’s ability to enter into a similar type of agreement or equity line of credit during the term, excluding an at-the-market transaction with a registered broker-dealer), rights of first refusal, participation rights, penalties or liquidated damages in the 2025 Purchase Agreement.

At the Market Sale Agreement – Roth Capital

On December 9, 2022, we entered into the at the market sale agreement with Roth Capital, as sales agent. Pursuant to the at the market sale agreement, our Company may offer and sell up to $35 million in shares of our common stock, from time to time through Roth Capital. Upon delivery of a placement notice based on our Company’s instructions and subject to the terms and conditions of the at the market sale agreement, Roth Capital may sell the shares by methods deemed to be an "at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of our Company. We are not obligated to make any sales of shares under this agreement. The Company or Roth Capital may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Roth Capital will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We have agreed to pay Roth Capital commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the at the market sale agreement.

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

We cannot assure you that we will meet the conditions of the 2025 Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock, and we cannot assure you that we will be able to sell any shares under or fully utilize the at the market sale agreement with Roth Capital. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations, which could result in our Company reducing some capital expenditures or reducing staff and discretionary costs.

Analysis of Cash Flows

For the year ended December 31, 2024

Net cash used in operating activities was $15,550,515 for the year ended December 31, 2024, primarily attributable to the net loss of $22,535,041 adjusted by $4,440,003 in options issued for services, $446,628 amortization of deferred compensation, $154,210 in common stock issued for services, $1,682,760 in depreciation expenses and patent amortization expenses, $192,487 amortization of right of use asset, $213,440 loss on disposal of property and equipment and retirement of certain expired patent applications and patents, $(15,189) in accounts receivable, $835,880 in prepaid expenses and other current assets, and ($965,693) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $2,697,899 for the year ended December 31, 2024, consisting of $430,501 in cost for intangibles and $2,267,398 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $14,484,291 for the year ended December 31, 2024, and consisted of $337,350 in proceeds from exercise of options and warrants, $12,366,965 in proceeds from resale of common stock to an institutional investor and $1,779,976 in proceeds from at the market sale of common stock by an investment banking company.

On December 31, 2024, our cash and cash equivalents totaled $27,667,964, our assets totaled $37,807,983, our liabilities totaled $4,384,078 and we had stockholders’ equity of $33,423,905.

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

Contractual Obligations

See “Note 8–Leases” of the notes to the financial statements contained elsewhere within this Annual Report on Form 10-K for a discussion of our operating lease for office and laboratory space.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2024, we had $27.6 million in cash and cash equivalents. For the purposes of this Item 7A. we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on "Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At December 31, 2024, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on December 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our Company evaluated the effectiveness and design and operation of its disclosure controls and procedures. Our Company’s disclosure controls and procedures are the controls and other procedures that we designed to ensure that our Company records, processes, summarizes, and reports in a timely manner the information that it must disclose in reports that our Company files with or submits to the Securities and Exchange Commission. Our principal executive officer and principal financial officer reviewed and participated in this evaluation. Based on this evaluation, our Company made the determination that its disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Attestation Report of the Registered Public Accounting Firm

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

Item 9B.	Other Information

(a)	Lincoln Park Purchase Agreement

On March 17, 2025, Lightwave Logic, Inc. (the “Company”), entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park” or “Investor”) (each, a “Party”, and together, the “Parties”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to $30,000,000 of shares (the “Purchase Shares”) of its common stock, par value $0.001 per share (the “Common Stock”).

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”).

Beginning one business day following the date of satisfaction of certain conditions set forth in the Purchase Agreement (the “Commencement Date”) and over the thirty-six (36) month term following the Commencement Date, the Company has the right, but not the obligation, on any business day selected by the Company (each, a “Purchase Date”), to require Lincoln Park to purchase up to 250,000 shares of Common Stock (the “Regular Purchase Share Limit”) (each such purchase, a “Regular Purchase”). Lincoln Park’s committed obligation under each Regular Purchase shall not exceed $3,000,000 (subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement), provided that the Parties may mutually agree at any time to increase the Regular Purchase Share Limit. The Company shall have the right to submit multiple Regular Purchase notices to the Investor as often as every business day, provided that the Company has not failed to deliver shares for the most recent prior Regular Purchase.

The purchase price per share for each such Regular Purchase (the “Purchase Price”) shall be equal to the lesser of: (i) the lowest sale price of the Common Stock during the Purchase Date and (ii) the average of the three (3) lowest closing sale prices of the Common Stock during the ten (10) business days immediately preceding such Purchase Date.

In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full, the Company in its sole discretion may require Lincoln Park on each Purchase Date to purchase on the following business day (each, an “Accelerated Purchase Date”) up to the lesser of: (i) three (3) times the number of shares purchased pursuant to such Regular Purchase and (ii) 30% of the trading volume on Nasdaq during all or, if certain trading volume or market price thresholds specified in the Purchase Agreement are crossed on the applicable Accelerated Purchase Date, the portion of the normal trading hours on the applicable Accelerated Purchase Date prior to such time that any one of such thresholds is crossed, which period of time on the applicable Accelerated Purchase Date (each such purchase, an “Accelerated Purchase”).

The purchase price per share for each such Accelerated Purchase shall be equal to the lesser of: (i) the closing sale price on the Accelerated Purchase Date or (ii) 96.5% of the Accelerated Purchase Date’s volume weighted average price (the “Accelerated Purchase Price”). The Parties may mutually agree to increase the number of shares of Common Stock sold to the Investor pursuant to any Accelerated Purchase.

The Company may also direct Lincoln Park, on any business day on which an Accelerated Purchase has been completed and all of the shares to be purchased thereunder have been properly delivered to Lincoln Park in accordance with the Purchase Agreement, to make additional purchases upon the same terms as an Accelerated Purchase, (an “Additional Accelerated Purchase”). The Company may direct multiple Additional Accelerated Purchases in a day provided that delivery of shares has been completed with respect to any prior Regular and Accelerated Purchases that Lincoln Park has purchased.

The purchase price of Regular Purchases, Accelerated Purchases and Additional Accelerated Purchases and the minimum closing sale price for a Regular Purchase will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring during the business days used to compute the purchase price. The aggregate number of shares that the Company can sell to Lincoln Park under the Purchase Agreement may in no case exceed 24,910,904 shares (subject to adjustment as described above), which is equal to approximately 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) stockholder approval is obtained to issue shares above the Exchange Cap, in which the Exchange Cap will no longer apply, or (ii) the average price of all applicable sales of Common Stock to Lincoln Park under the Purchase Agreement equals or exceeds $1.06 per share (subject to adjustment as described above) (which represents the lower of (A) the official closing price of the Common Stock on Nasdaq immediately preceding the signing of the Purchase Agreement and (B) the average official closing price of the Common Stock on Nasdaq for the five consecutive trading days ending on the trading day immediately preceding the date of the Purchase Agreement). In any event, the Purchase Agreement specifically provides that the Company may not issue or sell any shares of Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of Nasdaq.

The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park, would result in Lincoln Park beneficially owning more than 4.99% of its outstanding shares of Common Stock, or at the option of Lincoln Park following the satisfaction of certain conditions, 9.99% of the outstanding shares of Common Stock.

On March 17, 2025, we issued 245,098 shares of Common Stock to Lincoln Park as an initial fee for its commitment to purchase shares of our common stock under the Purchase Agreement (the “Initial Commitment Shares”). We may issue up to 490,196 additional shares of Common Stock pro-rata in connection with the sale of Purchase Shares (the “Additional Commitment Shares” and together with the Initial Commitment Shares, the “Commitment Shares”).

The Purchase Agreement contains customary representations, warranties, covenants, Suspension Events (as defined in the Purchase Agreement), closing conditions, indemnification and termination provisions. During any Suspension Event specified in the Purchase Agreement, we may not initiate any sales to Lincoln Park until such Suspension Event is cured. Lincoln Park does not have the right to terminate the Purchase Agreement upon the occurrence of a Suspension Event. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or the Registration Rights Agreement, other than the Company’s agreement not to enter into any Variable Rate Transactions (as defined in the Purchase Agreement) with any third party, subject to certain exceptions set forth in the Purchase Agreement, over the thirty-six (36) month term following the date of the Purchase Agreement (irrespective of any earlier termination of the Purchase Agreement in accordance with the terms therein).

The Purchase Agreement may be terminated by the Company at any time after the Commencement Date, at its sole discretion, without any cost or penalty, by giving one business day notice to Lincoln Park to terminate the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Common Stock.

The foregoing is a summary description of certain terms of the Purchase Agreement and the Registration Rights Agreement and, by its nature, is incomplete. Copies of the Purchase Agreement and the Registration Rights Agreement are filed as Exhibits 10.33 and 10.34 attached hereto. The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to such exhibits. The Purchase Agreement and Registration Rights Agreement contain customary representations and warranties, covenants and indemnification provisions that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of such agreements and in the context of the specific relationship between the parties thereto. The provisions of the Purchase Agreement and the Registration Rights Agreement, including any representations and warranties contained therein, are not for the benefit of any party other than the parties thereto and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s annual, quarterly and current reports it may file with the Securities and Exchange Commission.

The information contained in this Item 9B shall not constitute an offer to sell or the solicitation of an offer to buy the shares of the Company’s Common Shares discussed herein, nor shall there be any offer, solicitation or sale of the shares in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

(b)	Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required under this Item will be contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2024, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Second Amended and Restated Bylaws – June 18, 2024	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on June 25, 2024
4.1	Description of Registrant’s Securities	Filed herewith
10.1	Employee Agreement - Yves Lemaitre	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 13, 2024.
10.2	Employee Agreement - Thomas Zelibor	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 13, 2024
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.6	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.7	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.8	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.9	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.10	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.11	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.12	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.13	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.14	Form of Director Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.15	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.16	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018

Exhibit No.	Description of Exhibit	Location
10.17	Operations Committee Charter	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on August 15, 2016
10.18	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.19	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 31, 2021

10.20	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.21	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.22	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 20, 2016
10.23	2016 Equity Incentive Plan Amendment	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.24	2016 Equity Incentive Plan Amendment No. 2	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 14, 2023
10.25	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.26	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.27	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.28	Form of Restricted Stock Award Agreement -Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2022
10.29	Lease Agreement dated October 26, 2017	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.30	First Amendment to the October 26, 2017 Lease Agreement dated November 22, 2022	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.31	Purchase Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.32	Registration Rights Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.33	Purchase Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Filed herewith
10.34	Registration Rights Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Filed herewith
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
16.1	Letter from Morison Cogen LLP to the Securities and Exchange Commission dated October 4, 2024	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2024
19.1	Insider Trading Policy	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024
21.1	Subsidiaries of the Registrant	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024

Exhibit No.	Description of Exhibit	Location
23.1	Consent of Independent Registered Public Accounting Firm - Stephano Slack LLC	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed herewith
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished
97.1	Compensation Clawback Policy	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: March 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yves LeMaitre	Chief Executive Officer, Principal Executive Officer, Director	March 18, 2025
Yves LeMaitre

/s/ James S. Marcelli	Chief Financial Officer, Chief Operating Officer, Principal Financial/Accounting Officer, Secretary, Director	March 18, 2025
James S. Marcelli

/s/ Ronald A. Bucchi	Director, Chair of the Board of Directors	March 18, 2025
Ronald A. Bucchi

/s/ Siraj Nour El-Ahmadi	Director	March 18, 2025
Siraj Nour El-Ahmadi

/s/ Craig Ciesla	Director	March 18, 2025
Craig Ciesla

/s/ Laila Partridge	Director	March 18, 2025
Laila Partridge

/s/ Thomas M. Connelly, Jr.	Director	March 18, 2025
Thomas M. Connelly, Jr.

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheet of Lightwave Logic, Inc. (the Company) as of December 31, 2024, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

(Continued)

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

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lightwave Logic, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheet of Lightwave Logic, Inc. (the Company) as of December 31, 2023, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2005 to 2024.

Blue Bell, Pennsylvania

February 29, 2024

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,667,964	$31,432,087
Accounts Receivable	45,565	30,376
Prepaid expenses and other current assets	401,741	1,237,621
TOTAL CURRENT ASSETS	28,115,270	32,700,084

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $6,037,723 and $4,674,560	5,691,545	4,990,790

OTHER ASSETS
Intangible assets - net of accumulated amortization of $771,631 and $659,250	1,355,445	1,254,501
Operating Lease - Right of Use - Building	2,645,723	2,838,210
TOTAL OTHER ASSETS	4,001,168	4,092,711

TOTAL ASSETS	$37,807,983	$41,783,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$515,955	$1,447,596
Accrued bonuses and accrued expenses	877,165	599,430
Accounts payable and accrued expenses - related parties	200,779	313,483
Contract liability	23,208	39,875
Deferred lease liability	—	38,297
Operating lease liability	168,289	144,120
TOTAL CURRENT LIABILITIES	1,785,396	2,582,801

LONG TERM LIABILITIES
Operating lease liability	2,598,682	2,766,970
TOTAL LONG TERM LIABILITIES	2,598,682	2,766,970

TOTAL LIABILITIES	4,384,078	5,349,771

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 123,301,653 and 118,137,309 issued and outstanding at December 31, 2024 and December 31, 2023	123,302	118,137
Additional paid-in-capital	184,363,772	164,619,363
Deferred compensation	(656,735)	(432,293)
Accumulated deficit	(150,406,434)	(127,871,393)

TOTAL STOCKHOLDERS' EQUITY	33,423,905	36,433,814

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,807,983	$41,783,585

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023

NET SALES	$95,605	$40,502

COST AND EXPENSE
Cost of sales	7,395	2,513
Research and development	16,806,548	15,903,689
General and administrative	6,370,805	5,359,565
TOTAL COST AND EXPENSE	23,184,748	21,265,767

LOSS FROM OPERATIONS	(23,089,143)	(21,225,265)

OTHER INCOME (EXPENSE)
Interest income	926,854	657,546
Commitment fee	(154,210)	(673,578)
(Loss) gain on disposal of property and equipment and intangible assets	(213,440)	215,509
Other (expense)	(5,102)	(12,244)

NET LOSS	$(22,535,041)	$(21,038,032)

LOSS PER SHARE
Basic	$(0.19)	$(0.18)
Diluted	$(0.19)	$(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	120,599,885	115,467,300
Diluted	120,599,885	115,467,300

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	3,850,000	3,850	12,363,115	—	—	12,366,965
Common stock issued for commitment shares	41,956	42	154,168	—	—	154,210
Common stock sales at the market by investment banking company	551,501	552	1,779,424	—	—	1,779,976
Exercise of options	375,000	375	245,725	—	—	246,100
Exercise of warrants	119,000	119	91,131	—	—	91,250
Options issued for services	—	—	4,440,003	—	—	4,440,003
Restricted stock awards issued for future services	226,887	227	670,843	(671,070)	—	—
Deferred compensation	—	—	—	446,628	—	446,628
Net loss for the year ended December 31, 2024	—	—	—	—	(22,535,041)	(22,535,041)

BALANCE AT DECEMBER 31, 2024	123,301,653	$123,302	$184,363,772	$(656,735)	$(150,406,434)	$33,423,905

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2022	112,882,793	$112,883	$134,406,825	$(133,324)	$(106,833,361)	$27,553,023

Common stock issued to institutional investor	3,650,400	3,650	19,989,709	—	—	19,993,359
Common stock issued for commitment shares	112,739	113	673,465	—	—	673,578
Common stock sales at the market by investment banking company	202,115	202	1,515,676	—	—	1,515,878
Exercise of options	914,408	914	776,760	—	—	777,674
Exercise of warrants	269,000	269	235,981	—	—	236,250
Options issued for services	—	—	6,459,387	—	—	6,459,387
Restricted stock awards issued for future services	105,854	106	561,560	(561,666)	—	—
Deferred compensation	—	—	—	262,697	—	262,697
Net loss for the year ended December 31, 2023	—	—	—	—	(21,038,032)	(21,038,032)

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,535,041)	$(21,038,032)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	4,440,003	6,459,387
Amortization of deferred compensation	446,628	262,697
Common stock issued for commitment shares	154,210	673,578
Depreciation and amortization of patents	1,682,760	1,119,141
Amortization of right of use asset	192,487	184,835
Loss (gain) on disposal of property and equipment and intangible assets	213,440	(215,509)
Decrease (increase) in assets
Accounts receivable	(15,189)	(30,376)
Prepaid expenses and other current assets	835,880	(587,540)
(Decrease) increase in liabilities
Accounts payable	(931,641)	655,925
Accrued bonuses, accrued expenses and other liabilities	277,735	219,150
Accounts payable and accrued expenses-related parties	(112,704)	213,314
Contract liability	(16,667)	39,875
Deferred lease liability	(38,297)	(41,778)
Operating lease liability	(144,119)	(150,691)

Net cash used in operating activities	(15,550,515)	(12,236,024)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(430,501)	(307,687)
Purchase of property and equipment	(2,267,398)	(3,292,224)
Repayment of loan	—	642,120
Sale of property and equipment	—	590

Net cash used in investing activities	(2,697,899)	(2,957,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	337,350	1,013,924
Issuance of common stock, institutional investor	12,366,965	19,993,359
Common stock sales at the market by investment banking company	1,779,976	1,515,878

Net cash provided by financing activities	14,484,291	22,523,161

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,764,123)	7,329,936

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	31,432,087	24,102,151

CASH AND CASH EQUIVALENTS - END OF YEAR	$27,667,964	$31,432,087

Supplemental Disclosure of Non-cash investing and financing activities:
Amended Operating Lease - Right of Use - Building and Operating lease liability	$—	$2,703,527

The accompanying notes are an integral part of these financial statements.

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History and Nature of Business

Lightwave Logic, Inc is a technology platform company leveraging its proprietary engineered electro-optic (EO) polymers, named Perkinamine® to transmit data at higher speeds with less power in a small form factor. The Company’s high activity and high stability organic polymers allow it to create next-generation photonic EO devices that convert data from electrical signals into light/optical signals for applications in telecommunications, and for data transmission potentially used to support generative AI.

The Company's first revenue stream is from a technology material supply and licensing agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. Currently, the Company is in various stages of materials development and evaluation with potential customers and strategic partners. The Company expects to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of its electro-optic materials.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Concentration of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash. At December 31, 2024, the Company did have deposits with a financial institution that exceed the Federal Depository Insurance coverage.

Accounts Receivable

Accounts receivable are carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date, which is typically 30 days from the invoice date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. The allowance for credit losses was zero as of December 31, 2024 and 2023.

There was one customer who represented 100% of total accounts receivable as of December 31, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment is stated at the Company’s original cost or fair value for acquired property and equipment net of accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets, which are generally as follows: 3 years for office equipment, 3 to 5 years for lab equipment, 7 years for furniture and 3 years for software. Leasehold improvements are amortized over the lesser of remaining life of the lease or. Leasehold improvements are amortized over the lesser of remaining life of the lease or useful life of the asset, using the straight-line method. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation is relieved from the property accounts, and any gains or losses are recognized in income from continued operations.

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

Revenue Recognition and Contract Liability

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of goods or services is transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled.

To achieve this, the Company applies the five-step model:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price for the contract.
4.	Allocate the transaction price to the performance obligations.
5.	Recognize revenue as performance obligations are satisfied.

The Company’s primary revenue stream includes technology license and material supply agreements.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Contract Liability (Continued)

Technology License and Material Supply Agreements

The Company enters into technology license and material supply agreements, under which it grants customers a non-exclusive, royalty-bearing license to use its patented electro-optic polymer technology (the “Licensed Product”). The Company also supplies proprietary polymers to licensees for use in their manufacturing of photonic devices.

The Company assesses whether the license and the supply of proprietary polymers represent distinct performance obligations. Based on this assessment, the Company has determined that the license and material supply are not distinct for financial reporting purposes because they are highly interdependent. Accordingly, the Company accounts for these as a single performance obligation.

Revenue under these agreements is recognized as follows:

Upfront License Fees – Nonrefundable upfront license fees are recorded as contract liability and recognized on a pro-rata basis over the contract term.

Minimum Annual Royalties – Fixed royalty payments required under the contract are also recognized on a pro-rata basis over the contract term.

Variable Royalties – Royalties exceeding the minimum annual amount are recognized when earned, typically when the licensee’s sales exceed the minimum threshold.

Milestone Payments – Recognized only when the contractual milestone is achieved, such as when the licensee sells a specified number of units of the Licensed Product.

Contract Costs

The Company capitalizes incremental costs to obtain contracts if they are expected to be recoverable, in accordance with ASC 340-40, Other Assets and Deferred Costs – Contracts with Customers. These capitalized costs are amortized over the expected contract term in a manner consistent with the related revenue recognition.

Contract Liability

Contract liability represents amounts received in advance for performance obligations not yet satisfied, including nonrefundable upfront license fees. The Company recognizes contract liability revenue as revenue when the related performance obligations are satisfied.

Cost of Sales

Cost of sales consists of labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation", which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the shorter of the requisite service period or the actual vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the requisite service period or the actual vesting period, using the straight-line method. In June 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (the “2018 Update). The amendments in the 2018 Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Prior to the 2018 Update, Topic 718 applied only to share- based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

Leases

The Company is a lessee in operating leases primarily incurred to facilitate manufacturing, research and development, and selling, general and administrative activities. At contract inception, the Company determines if an arrangement is or contains a lease, and if so, recognizes a right-of-use asset and lease liability at the lease commencement date. For operating leases, the lease liability is measured at the present value of the unpaid lease payments at the lease commencement date, whereas for finance leases, the lease liability is initially measured at the present value of the unpaid lease payments and subsequently measured at amortized cost using the interest method. Operating lease right-of-use assets are included in other assets on the Balance Sheets. The short-term portion of operating lease liabilities is included in other current liabilities on the Balance Sheets and the long-term portion is included in long term liabilities on the Balance Sheets. As of December 31, 2024, the Company had no leases that qualified as financing arrangements.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases (Continued)

Key estimates and judgments include how the Company determines the discount rate used to discount the unpaid lease payments to present value and the lease term. The Company monitors for events or changes in circumstances that could potentially require recognizing an impairment loss.

The Company elected a short-term lease exemption practical expedient under ASU 2026-02, “Leases” (Topic 842), which allows the Company to not recognize leases with the total lease term of 12 months or less on the balance sheet.

Impairment of Long Lived and Finite-Lived Intangible Assets

Long lived assets, such as property, equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable, such as a significant decrease in market price of an asset group, a significant adverse change in legal factors or business climate that could affect the value of an asset group, or a continuous deterioration of the Company’s financial condition. Recoverability of asset groups to be held and used is measured by comparing the undiscounted future cash flows expected to be generated by the asset group to the carrying amount of the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

For the years ended December 31, 2024 and 2023, the Company did not record an impairment of its long-lived and finite-lived intangible assets.

Comprehensive Loss

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. Since the Company has no items of other comprehensive loss, comprehensive loss is equal to net loss.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 14 - Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09 – Income Taxes (Topic 740) requires disclosures related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this Update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. The Company does not expect this ASU to have material impact on its disclosures in the year of adoption.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, such as the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, included in each relevant expense caption; disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and disclosure of the total amounts of selling expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2026 and interim reporting period within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this ASU on its financial statement disclosures.

NOTE 2 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements. The Company expects that it will incur approximately $1,727,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through April 2026. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. As of the date of this filing, $30,000,000 remains available to the Company per the agreement. On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). Pursuant to the purchase agreement, the Company received $1,486,983 during the period from January 1 through March 18, 2025 and the remaining available amount of $0 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). Pursuant to the sales agreement, the Company received $116,435 during the period from January 1 through March 18, 2025 and the remaining available amount of $31,482,032 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the year ended December 31, 2024, the Company recognized $81,855 in revenue related to this agreement. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

NOTE 3 – REVENUE

The Company's first commercial agreement occurred in May 2023, in the form of a four-year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing of photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement the minimum royalty payments and milestone license fees. The License Agreement is a non-exclusive material supply and license agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 3 – REVENUE (CONTINUED)

Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments and milestone license fees.

During 2024, the Company also performed device processing work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $23,208 and $39,875 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, the Company recognized $81,855 and $40,502 in revenue related to this agreement.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $13,750 for the year ended December 31, 2024.

Contract balances are as follows:

	December 31, 2024	December 31, 2023

Accounts receivable, net	$45,565	$30,376
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$23,208	$39,875

Significant changes in the contract balances for the years ended December 31, 2024 are as follows:

	Year Ended December 31, 2024
	Assets	Liabilities
Balance at December 31, 2023	$30,376	$(39,875)
Revenue recognized that was previously included in contract liability	—	16,667
Decreases/increases due to cash received	(63,884)	—
Billed receivables recorded	109,449	—
Transferred to receivables from unbilled receivables	(95,564)	—
Unbilled receivables recorded	65,188	—
Balance at December 31, 2024	$45,565	$(23,208)

A rollforward of contract balances is not disclosed for the year ended December 31, 2023 since there were no contracts as of December 31, 2022.

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2024	December 31, 2023

Insurance	$154,945	$237,791
License	151,451	241,936
Prototype devices	44,134	161,267
Rent	36,525	36,525
Other	9,415	53,373
Investor relations	5,271	6,313
Materials fabrication	—	475,936
Deposit for equipment	—	20,000
Lease incentive receivable	—	4,480
Prepaid expenses and other current assets	$401,741	$1,237,621

NOTE 5 – LOAN RECEIVABLE

On September 7, 2022, the Company entered into a convertible loan agreement (the “Loan”) with an entity and issued a loan on September 12, 2022 in the amount of EUR 600,000 bearing interest at 7% per annum with a maturity date of March 31, 2023. The Company recorded $13,375 of interest income for the year ended December 31, 2022. The exchange rates used for the conversion of the EUR denominated loan were the December 31, 2022 reporting period end date exchange rate for the loan principal resulting in a balance of $642,120 and interest receivable resulting in a balance of $13,669 and the average exchange rate for the period ended December 31, 2022 for interest income. The loan and interest were repaid in February and March 2023. The Company recorded $11,125 of interest income for the period ended December 31, 2023 and used the average exchange rate for the conversion of the EUR denominated interest income for the period.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2024	December 31, 2023

Office equipment	$155,511	$146,196
Lab equipment	10,953,487	8,937,847
Furniture	54,493	74,119
Leasehold improvements	432,400	396,111
Software	133,377	111,077
	11,729,268	9,665,350
Less: Accumulated depreciation	6,037,723	4,674,560

	$5,691,545	$4,990,790

Depreciation expense for the years ended December 31, 2024 and 2023 was $1,563,477 and $1,035,620, respectively. During the year ended December 31, 2024, the Company retired property and equipment with a cost of $203,480 and accumulated depreciation of $200,314 for a loss of $3,166. During the year ended December 31, 2023, the Company disposed of equipment for proceeds of $590, trade-in credit of $216,090 and a gain of $215,509.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets represent legal fees and patent fees associated with the prosecution of patent applications. The Company has recorded amortization expense on patents granted, which are amortized over the remaining legal life. Maintenance patent fees are paid to a government patent authority to maintain a granted patent in force. Some countries require the payment of maintenance fees for pending patent applications. Maintenance fees paid after a patent is granted are expensed, as these are considered ongoing costs to “maintain a patent”. Maintenance fees paid prior to a patent grant date are capitalized to patent costs, as these are considered “patent application costs”. No amortization expense has been recorded on the remaining patent applications since patents on these applications have yet to be granted.

Intangible assets consist of the following:

	December 31, 2024	December 31, 2023

Patents	$2,127,076	$1,913,751
Less: Accumulated amortization	771,631	659,250

Intangible assets - net	$1,355,445	$1,254,501

Amortization expense for the years ended December 31, 2024 and 2023 was $119,283 and $83,521, respectively. During the year ended December 31, 2024, the Company retired certain expired patent applications and patents with a cost of $217,176 and accumulated amortization of $6,902 for a loss of $210,274 included in the statements of comprehensive loss in the (Loss) gain on disposal of property and equipment and intangible assets. There were no patent costs written off for the year ended December 31, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term is approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises. As of June 1, 2023, the operating lease right-of-use asset and operating lease liability amounted to $2,945,322 and $2,984,058, respectively. As of December 30, 2024, the operating lease right-of-use asset and operating lease liability amounted to $2,645,723 and $2,766,971, respectively.

For purposes of calculating operating lease liability, lease term includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. Any rent escalations, along with rent abatements, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such the Company uses the appropriate incremental borrowing rate based on information available at the lease commencement date in determining the present value of the lease payments.

Undiscounted future minimum lease payments under the Amended Lease as of December 31, 2024, by year and in aggregate, including the extended term, are as follows:

YEARS ENDED
DECEMBER 31,	AMOUNT

2025	387,666
2026	399,199
2027	411,174
2028	423,612
2029	436,300
Thereafter	1,921,271
3,979,222
Less discounted interest	(1,212,251)

TOTAL	$2,766,971

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

December 31, 2024
Weighted average remaining lease term (in years)	9.08
Weighted average discount rate	8.25%

As of December 31, 2024, current operating leases had remaining terms between 13 months and 9 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of December 31, 2024, the Company did not have any finance leases.

Operating and short-term lease costs totaling $513,428 and $102,077 are included in research and development and general and administrative expenses for the year ended December 31, 2024. Operating and short-term lease costs totaling $334,051 and $79,083 are included in research and development and general and administrative expenses for the year ended December 31, 2023.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 9 – INCOME TAXES

As discussed in Note 1, the Company utilizes the asset and liability method of accounting for income taxes in accordance with FASB ASC 740.

The income tax (benefit) provision consists of the following:

	2024	2023

Current	$—	$—
Deferred	(4,220,000)	(6,526,000)
Change in valuation allowance	4,220,000	6,526,000

Total	$—	$—

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2024		2023

	Amount	%	Amount	%

Income tax benefit at U.S. federal income tax rate	$(4,732,000)	(21)	$(4,418,000)	(21)
State tax benefit, net of federal tax effect	(763,000)	(3)	(957,000)	(5)
Federal deduction net of tax	—	—	44,000	—
Non-deductible share-based compensation	—	—	1,653,000	8
Exercised share based compensation	(280,000)	(1)	(2,850,000)	(13)
Other	1,555,000	6	2,000	—
Change in valuation allowance	4,220,000	19	6,526,000	31
	$—	—	$—	—

The components of deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023

Deferred tax asset for NOL carryforwards	$29,737,000	$29,018,000
Share-based compensation	4,901,000	3,889,000
Section 174 research and development expenses	4,932,000	—
Section 481(a) adjustment	(2,264,000)	—
Other	(281,000)	(102,000)
Valuation allowance	(37,025,000)	(32,805,000)

Total	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $37,025,000 and $32,805,000, respectively. The change in the total valuation for the year ended December 31, 2024 was an increase of $4,220,000, and for the year ended December 31, 2023 was an increase of $6,526,000. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible. Management considered projected future taxable income and tax planning strategies in making this assessment. The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 9 – INCOME TAXES (CONTINUED)

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $121,349,000, comprised of net operating losses in the amount of approximately $36,485,000 recorded in tax years beginning prior to January 1, 2018 expiring through the year ending December 31, 2038 and net operating losses recorded in tax years beginning January 1, 2018 and after in the amount of approximately $84,864,000 which are allowed for an indefinite carryforward period but may be subject to limitations.  This amount can be used to offset future taxable income of the Company.

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of ASC 740-10 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2024, the Company had no unrecognized tax benefits and no charge during 2024, and accordingly, the Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2024.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ended on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On October 4, 2021, the Company entered into a purchase agreement with an institutional investor to sell up to $33,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 30,312 shares of common stock to the institutional investor as an initial commitment fee valued at $279,174, fair value, and 60,623 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period October 4, 2021 through December 31, 2023, the institutional investor purchased 3,632,456 shares of common stock for proceeds of $33,000,000 and the Company issued 60,623 shares of common stock as additional commitment fee, valued at $694,531 fair value. During the year ended December 31, 2023, pursuant to the purchase agreement, the institutional investor purchased 779,945 shares of common stock for proceeds of $3,847,307 and the Company issued 7,069 shares of common stock as additional commitment fee, valued at $38,161 fair value. All of the registered shares under the purchase agreement have been issued as of December 31, 2023.

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement. Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391, fair value, and 101,781 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the period February 28, 2023 through December 31, 2024, the institutional investor purchased 6,720,455 shares of common stock for proceeds of $28,513,017 and the Company issued 96,735 shares of common stock as additional commitment fee, valued at $510,236 fair value, leaving 5,046 in reserve for additional commitment fees. During the year ended December 31, 2024, pursuant to the purchase agreement, the institutional investor purchased 3,850,000 shares of common stock for proceeds of $12,366,965, and the Company issued 41,956 shares of common stock as additional commitment fee, valued $154,210 fair value. During the period February 28, 2023 through December 31, 2023, the institutional investor purchased 2,870,455 shares of common stock for proceeds of $16,146,052 and the Company issued 54,779 shares of common stock as additional commitment fee, valued at $356,026 fair value. During the period from January 1, 2025 through March 18, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,035,881 shares of common stock for proceeds of $1,486,983 and the Company issued 5,046 shares of common stock as additional commitment fee, valued at $8,029 fair value, leaving zero in reserve for additional commitment fees.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION

Common Stock (Continued)

During the year ended December 31, 2024, pursuant to the sales agreement, the investment banking company sold 551,501 shares of the Company’s common stock for proceeds of $1,779,976 after a payment of the commission in the amount of $55,054 to the investment banking company. During the year ended December 31, 2023, pursuant to the sales agreement, the investment banking company sold 202,115 shares of the Company’s common stock for proceeds of $1,515,878 after a payment of the commission in the amount of $46,884 to the investment banking company. During the period from January 1, 2025 through March 18, 2025, pursuant to the sales agreement, the investment banking company sold 50,000 shares of the Company’s common stock for proceeds of $116,435 after a payment of the commission in the amount of $3,601 to the investment banking company.

Common Stock Options and Warrants

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

Effective June 24, 2016, the 2007 Plan was terminated. As of December 31, 2024, options to purchase 2,053,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. As of December 31, 2024, options to purchase 7,446,859 shares of common stock have been issued and are outstanding and 356,061 restricted shares of common stock have been granted. As of December 31, 2024, 3,480,845 shares of common stock remain available for grants under the 2016 Plan.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for 2024: no dividend yield, expected volatility, based on the Company’s historical volatility, 76.3% to 78.5%, risk-free interest rate between 3.73% to 4.47% and expected option life of 10 years, which is based on the legal contractual life of the options.

The Black-Scholes option pricing model assumptions for 2023 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 73.7% to 77.2%, risk-free interest rate between 3.37% to 4.82% and expected option life of 10 years.

As of December 31, 2024, there was $2,755,783 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2027. As of December 31, 2023, there was $3,295,335 of unrecognized compensation expense related to non-vested market-based share awards.

Share-based compensation was recognized as follows:

	2024	2023

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	4,440,003	6,459,387
2016 Equity Incentive Plan restricted stock awards	446,628	262,697
Warrants	—	—

Total share-based compensation	$4,886,631	$6,722,084

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

The following tables summarize all stock option and warrant activity of the Company during the years ended December 31, 2024 and 2023:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2022	8,073,173	$0.51 - $16.81	$1.91

Granted	1,959,667	$4.28 - $7.67	$5.24
Forfeited	(39,625)	$6.25 - $8.93	$7.12
Exercised	(1,183,408)	$0.67 - $5.22	$0.86

Outstanding, December 31, 2023	8,809,807	$0.51 - $16.81	$2.76

Granted	1,628,000	$1.96 - $5.00	$4.05
Forfeited	(43,948)	$4.28 - $7.67	$5.70
Exercised	(494,000)	$0.57 - $1.15	$0.68

Outstanding, December 31, 2024	9,899,859	$0.51 - $16.81	$3.07

Exercisable, December 31, 2024	8,848,908	$0.51 - $16.81	$3.00

The aggregate intrinsic value of options and warrants outstanding and exercisable as of December 31, 2024 was $6,418,443 and $6,400,033, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $2.10 for the Company’s common stock on December 31, 2024. During the year ending December 31, 2024, 375,000 options with the aggregate intrinsic value of $1,399,958 were exercised for proceeds of $246,100. During the year ending December 31, 2024, 119,000 warrants with the aggregate intrinsic value of $171,550 were exercised for proceeds of $91,250. During the year ending December 31, 2023, 914,408 options with the aggregate intrinsic value of $4,698,996 were exercised for proceeds of $777,674. During the year ending December 31, 2023, 269,000 warrants with the aggregate intrinsic value of $1,162,230 were exercised for proceeds of $236,250.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at December 31, 2024	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	8,848,908	5.3 Years	$3.00

Restricted Stock Awards

On March 16, 2023, the Compensation Committee of the Board of Directors approved grants totaling 99,616 Restricted Stock Awards to the Company’s four outside directors. Each RSA had a grant date fair value of $5.22 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vest in total 8,338 shares on March 16, 2023, with the remaining vesting in 33 equal monthly installments in total of 2,766 shares beginning April 1, 2023.

On August 1, 2023, the Compensation Committee of the Board of Directors approved a grant totaling 6,238 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $6.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Statement of Comprehensive Loss. Such RSA was granted under the 2016 Plan. 218 shares from this grant vested on August 1, with the remaining vesting in 28 equal monthly installments in total of 215 shares beginning September 1, 2023.

On June 18, 2024, the Compensation Committee of the Board of Directors approved grants totaling 92,475 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $3.33 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vested in total 15,455 shares on June 18, 2024, with the remaining vesting in 10 equal quarterly installments in total of 7,702 shares beginning July 1, 2024.

On August 1, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 12,924 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $3.16 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Statement of Comprehensive Loss. Such RSA was granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vests in 9 equal quarterly installments of 1,436 shares beginning September 1, 2024.

On September 4, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 11,488 Restricted Stock Awards to the Company’s outside director. Each RSA had a grant date fair value of $2.68 which shall be amortized on a straight-line basis over the vesting period into director’s compensation expenses within the Statement of Comprehensive Loss. Such RSA was granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vests in 8 equal quarterly installments of 1,436 shares beginning October 1, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

On December 10, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 110,000 Restricted Stock Awards to the two Company’s executives and an outside director for consulting services. Each RSA had a grant date fair value of $2.65 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. The RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and cliff vest on March 10, 2025 for an outside director and on June 10, 2025 for the executives.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the year ending December 31, 2024 and 2023 are as follows:

	Restricted Stock Awards
	Year Ended
	December 31, 2024		December 31, 2023

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	78,452	$5.71	13,816	$9.65

Granted	226,887	2.96	105,854	5.31
Vested	(77,847)	4.79	(41,218)	6.00
Cancelled and forfeited	—	—	—	—

Non-vested, end of period	227,492	$3.28	78,452	$5.71

Restricted stock awards are being amortized to expense over the vesting period. As of December 31, 2024 and 2023, the unamortized value of the restricted stock awards was $656,735 and $432,292, respectively.

NOTE 12 – RELATED PARTY

During the years ended December 31, 2024, and 2023, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related Party Transactions for the Year Ended December 31, 2024

•	The Company incurred $90,360 in legal fees with a related party law firm, of which $90,360 remained accrued as of December 31, 2024.
•	The Company incurred $207,269 in accounting and IT service fees and expense reimbursements to related parties, with $8,326 accrued as of December 31, 2024.
•	The Company incurred $251,194 in fees and travel expenses to directors, with $72,748 accrued as of December 31, 2024.

•	The Company incurred $438,716 in consulting fees and travel reimbursements to advisory board members, with $29,345 accrued as of December 31, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

NOTE 12 – RELATED PARTY (CONTINUED)

Related Party Transactions for the Year Ended December 31, 2023:

•	The Company incurred $175,737 in legal fees with a related party law firm, of which $115,160 remained accrued as of December 31, 2023.
•	The Company incurred $382,910 in accounting and IT service fees and expense reimbursements to related parties, with $102,351 accrued as of December 31, 2023.
•	The Company incurred $207,563 in fees and travel expenses to directors, with $62,226 accrued as of December 31, 2023.
•	The Company incurred $390,483 in consulting fees and travel reimbursements to advisory board members, with $33,746 accrued as of December 31, 2023.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals.  The Company matches 100% of each participant contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible non-executive participants charged to expense were $134,766 and $72,520 for the years ending December 31, 2024 and 2023, respectively. The plan is subject to the annual IRS elective deferral limit of $23,000 per employee for 2024 and $7,500 catch-up for 50 and over.

NOTE 14 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss:

	2024	2023

NET SALES	$95,605	$40,502

COST OF SALES	7,395	2,513

GROSS PROFIT	88,210	37,989

OPERATING EXPENSES
Research and development	16,806,548	15,903,689
General and administrative	6,370,805	5,359,565
	23,177,353	21,263,254

SEGMENT OPERATING LOSS	(23,089,143)	(21,225,265)

OTHER INCOME (EXPENSE)
Interest income	926,854	657,546
Commitment fee	(154,210)	(673,578)
(Loss) gain on disposal of property and equipment and intangible assets	(213,440)	215,509
Other (expense)	(5,102)	(12,244)

NET LOSS	$(22,535,041)	$(21,038,032)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.
•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.
•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

Since the Company has only one reportable segment, no additional segment disclosures are required beyond entity-wide disclosures presented below.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the year ended December 31, 2024, 14% of the Company's net sales were generated in the United States and 86% internationally. For the year ended December 31, 2023, 100% of the Company’s net sales were generated internationally.
•	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

Chief Operating Decision Maker (CODM)

The CODM of the Company is the Chief Executive Officer (CEO), who is responsible for evaluating financial results and making resource allocation decisions.

NOTE 15 – SUBSEQUENT EVENTS

On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period.  Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.

