Form 10-K/A
period 2024-12-31
Lightwave Logic, Inc.
filed 2025-03-28
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Stephano Slack LLC	Wayne, Pennsylvania	3523
Auditor	Location	PCAOB ID Number

EXPLANATORY NOTE

Lightwave Logic, Inc., Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 18, 2025. The purpose of this Amendment is solely to file Exhibits 1.1 and 10.35, which were inadvertently omitted from the originally filed Form 10-K.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-K or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-K. Our independent registered public accounting firm is Stephano Slack LLC - PCAOB ID Number 3523.

This Amendment is an exhibit-only filing. Except for the inclusion of Exhibits 1.1 and 10.35, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

i

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following Audited Financial Statements are filed as part of this Form 10-K Report:

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Comprehensive Loss
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(b)	The following exhibits are filed as part of this report.

Exhibit No.	Description of Exhibit	Location
1.1	Sales Agreement, dated as of December 9, 2022, by and between the Company and Roth Capital Partners, LLC	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 9, 2022
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015
3.4	Second Amended and Restated Bylaws – June 18, 2024	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on June 25, 2024
4.1	Description of Registrant’s Securities	Filed with the Form 10-K
10.1	Employee Agreement - Yves Lemaitre	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 13, 2024.
10.2	Employee Agreement - Thomas Zelibor	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on December 13, 2024
10.3	Employee Agreement - James Marcelli	Incorporated by reference to Company’s Form 10-Q as filed with the SEC on August 12, 2015
10.4	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.5	Employee Agreement Amendment - James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.6	Employee Agreement Amendment – James Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.7	Employee Agreement Amendment – James S. Marcelli	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.8	Employee Agreement – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on March 22, 2017
10.9	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2021
10.10	Employee Agreement Amendment - Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.11	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 27, 2023
10.12	Employee Agreement Amendment – Michael Lebby	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2024
10.13	Form of Executive Paid Time Off Waiver Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.14	Form of Director Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
10.15	Form of Director and Officer Indemnification Agreement	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on January 21, 2022
10.16	Form of Director’s Non-Disclosure Agreement	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018

1

Exhibit No.	Description of Exhibit	Location
10.17	Operations Committee Charter	Incorporated by reference to the Company’s Form 10-Q as filed with the SEC on August 15, 2016
10.18	Statement of Operations Committee Work - Frederick J. Leonberger	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2017
10.19	Statement of Operations Committee Work - Siraj Nour El-Ahmadi	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 31, 2021

10.20	2007 Employee Stock Plan	Incorporated by reference to Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008
10.21	2007 Employee Stock Plan Amendment	Incorporated by reference to Company’s Definitive Schedule 14A Proxy Statement as filed with the SEC on July 22, 2014
10.22	2016 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 20, 2016
10.23	2016 Equity Incentive Plan Amendment	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 12, 2019
10.24	2016 Equity Incentive Plan Amendment No. 2	Incorporated by reference to Appendix A to the Company’s Definitive Schedule 14A filed with the SEC on April 14, 2023
10.25	Form of Non-qualified Stock Option Award Agreement - Employees	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.26	Form of Non-qualified Stock Option Award Agreement - Executive Officers	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.27	Form of Non-qualified Stock Option Award Agreement - Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 17, 2017
10.28	Form of Restricted Stock Award Agreement -Non Employee Directors	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the SEC on March 1, 2022
10.29	Lease Agreement dated October 26, 2017	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on November 2, 2017
10.30	First Amendment to the October 26, 2017 Lease Agreement dated November 22, 2022	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.31	Purchase Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.32	Registration Rights Agreement, dated February 28, 2023, by and between the Company and Lincoln Park	Incorporated by reference to Company’s Form 10-K as filed with the SEC on March 1, 2023
10.33	Purchase Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Filed with the Form 10-K
10.34	Registration Rights Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Filed with the Form 10-K
10.35+	Consulting Agreement dated December 11, 2024 - Siraj Nour El-Ahmadi	Filed herewith
14.1	Code of Ethics and Business Conduct	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on March 16, 2018
16.1	Letter from Morison Cogen LLP to the Securities and Exchange Commission dated October 4, 2024	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the SEC on October 4, 2024
19.1	Insider Trading Policy	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024
21.1	Subsidiaries of the Registrant	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024

2

Exhibit No.	Description of Exhibit	Location
23.1	Consent of Independent Registered Public Accounting Firm - Stephano Slack LLC	Filed with the Form 10-K
23.2	Consent of Independent Registered Public Accounting Firm - Morison Cogen LLP	Filed with the Form 10-K
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished with the Form 10-K
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.	Furnished with the Form 10-K
97.1	Compensation Clawback Policy	Incorporated by reference to the Company’s Form 10-K as filed with the SEC on February 29, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Certain identified portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

By:	/s/ James S. Marcelli
James S. Marcelli,
Chief Financial Officer, Chief Operating Officer
(Principal Financial Officer)

Date: March 27, 2025

4