Form 10-Q
period 2025-03-31
Lightwave Logic, Inc.
filed 2025-05-13
CIK 1325964

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock outstanding as of May 13, 2025 was 125,041,157.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,045,329	$27,667,964
Accounts Receivable	18,750	45,565
Prepaid expenses and other current assets	488,349	401,741
TOTAL CURRENT ASSETS	25,552,428	28,115,270

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $6,441,035 and $6,037,723	6,116,637	5,691,545

OTHER ASSETS
Intangible assets - net of accumulated amortization of $798,139 and $771,631	1,374,815	1,355,445
Operating Lease - Right of Use - Building	2,595,680	2,645,723
TOTAL OTHER ASSETS	3,970,495	4,001,168

TOTAL ASSETS	$35,639,560	$37,807,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$528,666	$515,955
Accrued bonuses and accrued expenses	557,640	877,165
Accounts payable and accrued expenses - related parties	257,724	200,779
Contract liability	19,041	23,208
Operating lease liability	174,692	168,289
TOTAL CURRENT LIABILITIES	1,537,763	1,785,396

LONG TERM LIABILITIES
Operating lease liability	2,552,209	2,598,682
TOTAL LONG TERM LIABILITIES	2,552,209	2,598,682

TOTAL LIABILITIES	4,089,972	4,384,078

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 124,654,522 and 123,301,653 issued and outstanding at March 31, 2025 and December 31, 2024	124,655	123,302
Additional paid-in-capital	186,984,976	184,363,772
Deferred compensation	(456,585)	(656,735)
Accumulated deficit	(155,103,458)	(150,406,434)

TOTAL STOCKHOLDERS' EQUITY	31,549,588	33,423,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,639,560	$37,807,983

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	2025	2024

NET SALES	$22,917	$30,417

COST AND EXPENSE
Cost of sales	2,028	5,175
Research and development	3,089,218	4,620,662
General and administrative	1,837,052	1,255,450
TOTAL COST AND EXPENSE	4,928,298	5,881,287

LOSS FROM OPERATIONS	(4,905,381)	(5,850,870)

OTHER INCOME (EXPENSE)
Interest income	187,848	253,336
Commitment fee	(8,029)	(76,977)
Gain (loss) on disposal of property and equipment	28,800	(3,166)
Other expense	(262)	(2,234)
OTHER INCOME (EXPENSE)	208,357	170,959

NET LOSS	$(4,697,024)	$(5,679,911)

LOSS PER SHARE
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	123,931,841	118,950,591
Diluted	123,931,841	118,950,591

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2024	123,301,653	$123,302	$184,363,772	$(656,735)	$(150,406,434)	$33,423,905

Common stock issued to institutional investor	1,035,881	1,036	1,485,947	—	—	1,486,983
Common stock issued for commitment shares	5,046	5	8,024	—	—	8,029
Common stock sales at the market by investment banking company	50,000	50	116,385	—	—	116,435
Exercise of options	225,000	225	163,275	—	—	163,500
Cashless exercise of 50,000 options	16,942	17	20,483	—	—	20,500
Options issued for services	—	—	749,042	—	—	749,042
Options issued to settle accrued bonuses	—	—	48,068	—	—	48,068
Restricted stock awards issued for future services	20,000	20	29,980	(30,000)	—	—
Deferred compensation	—	—	—	230,150	—	230,150
Net loss for the three months ended March 31, 2025	—	—	—	—	(4,697,024)	(4,697,024)

BALANCE AT MARCH 31, 2025 (UNAUDITED)	124,654,522	$124,655	$186,984,976	$(456,585)	$(155,103,458)	$31,549,588

			Additional
	Number of	Common	Paid-in	Deferred	Accumulated
	Shares	Stock	Capital	Compensation	Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	1,250,000	1,250	5,151,100	—	—	5,152,350
Common stock issued for commitment shares	17,482	18	76,959	—	—	76,977
Common stock sales at the market by investment banking company	77,150	77	330,376	—	—	330,453
Exercise of options	295,000	295	180,305	—	—	180,600
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	626,512	—	—	626,512
Deferred compensation	—	—	—	64,199	—	64,199
Net loss for the three months ended March 31, 2024	—	—	—	—	(5,679,911)	(5,679,911)

BALANCE AT MARCH 31, 2024 (UNAUDITED)	119,795,941	$119,796	$170,998,846	$(368,094)	$(133,551,304)	$37,199,244

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,697,024)	$(5,679,911)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	749,042	626,512
Amortization of deferred compensation	230,150	64,199
Cashless option exercise	20,500	—
Common stock issued for commitment shares	8,029	76,977
Depreciation and amortization of patents	454,960	386,498
Amortization of right of use asset	50,043	47,011
(Gain) loss on disposal of property and equipment	(28,800)	3,166
Decrease (increase) in assets
Accounts receivable	26,815	(26,384)
Prepaid expenses and other current assets	(86,608)	540,932
(Decrease) increase in liabilities
Accounts payable	41,511	(447,102)
Accrued bonuses, accrued expenses and other liabilities	(271,457)	(99,381)
Accounts payable and accrued expenses-related parties	56,945	(215,886)
Contract liability	(4,167)	(4,167)
Deferred lease liability	—	(10,445)
Operating lease liability	(40,070)	(34,227)

Net cash used in operating activities	(3,490,131)	(4,772,208)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(45,878)	(53,097)
Purchase of property and equipment	(853,544)	(775,377)

Net cash used in investing activities	(899,422)	(828,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	163,500	194,850
Issuance of common stock, institutional investor	1,486,983	5,152,350
Common stock sales at the market by investment banking company	116,435	330,453

Net cash provided by financing activities	1,766,918	5,677,653

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,622,635)	76,971

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,667,964	31,432,087

CASH AND CASH EQUIVALENTS - END OF PERIOD	$25,045,329	$31,509,058

Supplemental disclosure of non-cash activities:
Options issued to settle accrued bonuses	$48,068	$—
Trade-in credit to acquire property and equipment	$28,800	$—
Restricted stock awards issued for future services	$30,000	$—

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as originally filed with the Securities and Exchange Commission on March 18, 2025 and Amendment No. 1 to the Form 10-K filed on March 28, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2024 Annual Report. The interim operating results for the three months ending March 31, 2025 may not be indicative of operating results expected for the full year.

History and Nature of Business

Lightwave Logic, Inc is a technology platform company leveraging its proprietary engineered electro-optic (EO) polymers, named Perkinamine®, to transmit data at higher speeds with less power in a small form factor. The Company’s high activity and high stability organic polymers allow it to create next-generation photonic EO devices that convert data from electrical signals into light/optical signals for applications in telecommunications, and for data transmission potentially used to support generative AI.

The Company's first revenue stream is from a technology material supply and licensing agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices. Currently, the Company is in various stages of materials development and evaluation with potential customers and strategic partners. The Company expects to continue to obtain revenue from technology licensing agreements, and to obtain additional revenue from technology transfer agreements and direct sale of its electro-optic materials.

The Company’s current development activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s technology now under development.

Lightwave Logic, Inc. was organized under the laws of the State of Nevada in 1997, and it commenced with its current business plan in 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s short-term financial instruments such as cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate their fair values because of their short maturities.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition and Contract Liability (Continued)

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, “Compensation - Stock Compensation,” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards are being amortized to expense over the shorter of the requisite service period or the actual vesting period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the requisite service period or the actual vesting period, using the straight-line method. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2025 and 2024, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09 – Income Taxes (Topic 740), which requires disclosures related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The Company is adopting the guidance for the annual reporting period ended December 31, 2025 and does not expect this ASU to have a material impact on its year-end disclosures.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, such as the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, included in each relevant expense caption; disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and disclosure of the total amounts of selling expenses. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this ASU on its financial statement disclosures.

NOTE 2 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements.  The Company expects that it will incur approximately $,1,796,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through May 2026. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 9). Pursuant to the purchase agreement, the Company received $85,965 in April and May 2025, and the remaining available amount of $29,914,035 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 9). Pursuant to the sales agreement, the Company received $0 in April and May 2025, and the remaining available amount of $31,482,032 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three months ended March 31, 2025, the Company recognized $22,917 in revenue related to this agreement. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 3 – REVENUE (CONTINUED)

Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments and milestone license fees.

During 2024, the Company performed device processing work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $19,041 and $23,208 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, the Company recognized $22,917 and $16,667 in revenue related to this agreement, respectively.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $13,750 for the three months ended March 31, 2024.

Contract balances are as follows:

	March 31, 2025	December 31, 2024

Accounts receivable, net	$18,750	$45,565
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$19,041	$23,208

Significant changes in the contract balances for the period ended March 31, 2025 are as follows:

	March 31, 2025
	Assets	Liabilities
Balance at December 31, 2024	$45,565	$(23,208)
Revenue recognized that was previously included in contract liability	—	4,167
Decreases/increases due to cash received	(45,565)	—
Billed receivables recorded	—	—
Transferred to receivables from unbilled receivables	—	—
Unbilled receivables recorded	18,750	—
Balance at March 31, 2025	$18,750	$(19,041)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2025	December 31, 2024

Software licenses	$244,660	$151,451
Insurance	110,150	154,945
Investor relations	76,156	5,271
Rent	36,525	36,525
Other	20,858	9,415
Prototype Devices	—	44,134
	$488,349	$401,741

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2025	December 31, 2024

Office equipment	$163,377	$155,511
Lab equipment	11,766,166	10,953,487
Furniture	58,370	54,493
Leasehold improvements	436,382	432,400
Software	133,377	133,377
	12,557,672	11,729,268
Less: Accumulated depreciation	6,441,035	6,037,723

	$6,116,637	$5,691,545

Depreciation expense for the three months ended March 31, 2025 and 2024 was $428,452 and $365,563. During the three months ended March 31, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800. During the three months ended March 31, 2024, the Company retired property and equipment with a cost of $163,141 and accumulated depreciation of $159,975 for a loss of $3,166.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 6 – INTANGIBLE ASSETS

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

Intangible assets consist of the following:

	March 31, 2025	December 31, 2024

Patents	$2,172,954	$2,127,076
Less: Accumulated amortization	798,139	771,631

Intangible assets - net	$1,374,815	$1,355,445

Amortization expense for the three months ended March 31, 2025 and 2024 was $26,508 and $20,935, respectively. There were no patent costs written off for the three months ended March 31, 2025 and 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

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

Undiscounted future minimum lease payments under the Amended Lease as of March 31, 2025, by year and in aggregate, including the extended term, are as follows:

YEARS ENDED
DECEMBER 31,	AMOUNT

2025	291,457
2026	399,199
2027	411,174
2028	423,612
2029	436,300
Thereafter	1,921,271
3,883,013
Less discounted interest	(1,156,112)

TOTAL	$2,726,901

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 7 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2025
Weighted average remaining lease term (in years)	8.83
Weighted average discount rate	8.25%

As of March 31, 2025, current operating leases had remaining terms between 3 months and 8.8 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2025, the Company did not have any finance leases.

Operating and short-term lease costs totaling $86,408 and $20,956 are included in research and development and general and administrative expense, respectively, for the three months ended March 31, 2025. Operating and short-term lease costs totaling $122,127 and $25,403 are included in research and development and general and administrative expenses, respectively, for the three months ended March 31, 2024.

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2025 and 2024 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three-month period ended March 31, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities. Net operating loss (NOL) carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by the statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the company may be subject to examination for prior NOLs generated as such NOLs are utilized.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

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

During the period February 28, 2023 through March 31, 2025, the institutional investor purchased 7,756,336 shares of common stock for proceeds of $30,000,000 and the Company issued 101,781 shares of common stock as additional commitment fee, valued at $518,265 fair value, leaving zero in reserve for additional commitment fees. During the three-month period ending March 31, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,035,881 shares of common stock for proceeds of $1,486,983 and the Company issued 5,046 shares of common stock as additional commitment fee, valued at $8,029 fair value. During the three-month period ending March 31, 2024, pursuant to the purchase agreement, the institutional investor purchased 1,250,000 shares of common stock for proceeds of $5,152,350 and the Company issued 17,482 shares of common stock as additional commitment fee, valued at $76,977 fair value.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 245,098 shares of common stock to the institutional investor as an initial commitment fee valued at $223,039 fair value, and 490,196 shares of common stock are reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. On March 31, 2025, an amount of $30,000,000 remained available under this purchase agreement.

During the period March 17, 2025 through March 31, 2025, the institutional investor did not purchase any shares of common stock under this agreement. During April and May 2025, pursuant to the purchase agreement, the institutional investor purchased 100,000 shares of common stock for proceeds of $85,965 and the Company issued 1,404 shares of common stock as additional commitment fee, valued at $1,284 fair value, leaving 488,792 in reserve for additional commitment fees.

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

During the three months period ended March 31, 2025, pursuant to the sales agreement, the investment banking company sold 50,000 shares of the Company’s common stock for proceeds of $116,435 after a payment of the commission in the amount of $3,602 to the investment banking company. During the three months period ended March 31, 2024, pursuant to the sales agreement, the investment banking company sold 77,150 shares of the Company’s common stock for proceeds of $330,453 after a payment of the commission in the amount of $10,221 to the investment banking company. At March 31, 2025, an amount of $31,482,032 was registered pursuant to an effective registration statement and remained available to be sold under the sales agreement. During April and May 2025, pursuant to the sales agreement, the investment banking company did not sell any shares of the Company’s common stock.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION

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

Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2025, options to purchase 1,803,000 shares of common stock have been issued and are outstanding.

During 2016, the Board of Directors of the Company adopted the 2016 Plan that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. On May 16, 2019, the Company’s shareholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2016 Plan from 3,000,000 to 8,000,000 shares. On May 25, 2023, the Company’s shareholders approved an increase to the number of shares of the Company’s common stock available for issuance under the 2016 Plan from 8,000,000 to 13,000,000 shares and awards of restricted stock units were authorized for issuance. As of March 31, 2025, options to purchase 7,460,954 shares of common stock have been issued and are outstanding and 358,694 restricted shares of common stock have been granted, net of forfeitures. As of March 31, 2025, 3,439,117 shares of common stock remain available for grants under the 2016 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for the period ended March 31, 2025: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 79.0%, risk-free interest rate between 4.18% to 4.40% and expected option life of 10 years, which is based on the legal contractual life of the options.

The Black-Scholes option pricing model assumptions for the period ended March 31, 2024 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, risk-free interest rate between 3.91% to 4.11% and expected option life of 10 years.

As of March 31, 2025, there was $1,922,941 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2028. As of March 31, 2024, there was $3,032,177 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through March 2027.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Share-based compensation was recognized as follows:

	For the Three Months Ending March 31, 2025	For the Three Months Ending March 31, 2024

2007 Employee Stock Option Plan	$—	$—
2016 Equity Incentive Plan	749,042	626,512
2016 Equity Incentive Plan restricted stock awards	230,150	64,199
Warrants	—	—

Total share-based compensation	$979,192	$690,711

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2025:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2024	9,899,859	$0.51 - $16.81	$3.07

Granted	72,336	$1.21 - $1.79	$1.47
Forfeited	(33,241)	$1.96 - $5.58	$4.56
Exercised	(275,000)	$0.69 - $0.80	$0.74

Outstanding, March 31, 2025	9,663,954	$0.51 - $16.81	$3.12

Exercisable, March 31, 2025	8,819,455	$0.51 - $16.81	$3.08

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2025 was $1,099,603. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.03 for the Company’s common stock on March 31, 2025. During the three-month period ended March 31, 2025, 275,000 options were exercised for proceeds of $163,500 and no warrants were exercised.

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at March 31, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	8,819,455	5.2 Years	$3.08

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards

On June 18, 2024, the Compensation Committee of the Board of Directors approved grants totaling 92,475 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $3.33 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Equity Incentive Plan (“2016 Plan”) and vested in total 15,455 shares on June 18, 2024, with the remaining vesting in 10 equal quarterly installments of 7,702 shares each beginning July 1, 2024.

On August 1, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 12,924 Restricted Stock Awards to one of the Company’s outside directors. Each RSA had a grant date fair value of $3.16 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSA was granted under the 2016 Plan and vests in 9 equal quarterly installments of 1,436 shares beginning September 1, 2024.

On September 4, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 11,488 Restricted Stock Awards to one of the Company’s outside directors. Each RSA had a grant date fair value of $2.68 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSA was granted under the 2016 Plan and vests in 8 equal quarterly installments of 1,436 shares beginning October 1, 2024.

On December 10, 2024, the Compensation Committee of the Board of Directors approved a grant totaling 85,000 Restricted Stock Awards to two of the Company’s executives and 25,000 Restricted Stock Awards to an outside director for consulting services. Each RSA had a grant date fair value of $2.65 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. The RSAs were granted under the 2016 Plan and cliff vest on March 10, 2025 for the outside director and on June 10, 2025 for the executives.

On February 17, 2025, executive leadership team approved a grant totaling 20,000 Restricted Stock Awards a Company’s employee. Each RSA had a grant date fair value of $1.50 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vest in 12 quarterly installments beginning April 1, 2025.

Upon the occurrence of a Change in Control, 100% of the unvested Restricted Stock shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards (Continued)

The fair value of restricted stock awards is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the three-month period ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	227,492	$3.28

Granted	20,000	1.50
Vested	(43,187)	3.26
Forfeited	(17,367)	4.13

Non-vested, end of period	186,938	$3.01

Restricted stock awards are being amortized to expense over the shorter of the requisite service period or the vesting period. As of March 31, 2025 and 2024, the unamortized value of the restricted stock awards was $384,927 and $368,094, respectively.

NOTE 11 – RELATED PARTY

During the three months period ended March 31, 2025, and 2024, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related Party Transactions for the Three Months Period Ended March 31, 2025

•	The Company incurred $67,543 in legal fees and expense reimbursements with a related party law firm. Related accrual was $157,170 as of March 31, 2025.
•	The Company incurred $22,760 in accounting and IT service fees and expense reimbursements to related parties, with $6,804 accrued as of March 31, 2025.
•	The Company incurred $54,795 in fees and travel expenses to directors, with $51,250 accrued as of March 31, 2025.
•	The Company incurred $82,500 in consulting fees to advisory board members, with $42,500 accrued as of March 31, 2025.

Related Party Transactions for the Three Months Period Ended March 31, 2024 and as of December 31, 2024

•	The Company incurred $24,000 in legal fees with a related party law firm during the three months period ended March 31, 2024. Related accrual was $90,360 as of December 31, 2024.
•	The Company incurred $94,221 in accounting and IT service fees and expense reimbursements to related parties during the three months period ended March 31, 2024. Related accrual was $8,326 as of December 31, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 11 – RELATED PARTY (CONTINUED)

•	The Company incurred $53,784 in fees and travel expenses to directors during the three months period ended March 31, 2024. Related accrual was $72,748 as of December 31, 2024.
•	The Company incurred $101,700 in consulting fees and travel reimbursements to advisory board members for the three months period ended March 31, 2024. Related accrual was $29,345 as of December 31, 2024.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals.  The Company matches 100% of each participant contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible participants charged to expense were $39,587 and $24,768 for the three months ended March 31, 2025 and 2024, respectively. The plan is subject to the annual IRS elective deferral limit of $23,500 per employee for 2025, $7,500 catch-up for those aged 50 and over, and $10,000 or 150% of the regular catch-up limit for those aged 60-63.

NOTE 13 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business on a consolidated basis and does not receive discrete financial information for multiple business units.

Measure of Segment Profit or Loss

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three-months period ended March 31, 2025 and 2024:

	2025	2024

NET SALES	$22,917	$30,417

COST OF SALES	2,028	5,175

GROSS PROFIT	20,889	25,242

OPERATING EXPENSES
Research and development	3,089,218	4,620,662
General and administrative	1,837,052	1,255,450
	4,926,270	5,876,112

SEGMENT OPERATING LOSS	(4,905,381)	(5,850,870)

OTHER INCOME (EXPENSE)
Interest income	187,848	253,336
Commitment fee	(8,029)	(76,977)
Gain (loss) on disposal of property and equipment	28,800	(3,166)
Other expense	(262)	(2,234)
OTHER INCOME (EXPENSE)	208,357	170,959

NET LOSS	$(4,697,024)	$(5,679,911)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2025 AND 2024

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.
•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.
•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three months ended March 31, 2025, 100% of the Company’s net sales were generated internationally. For the three months ended March 31, 2024, 45% of the Company's net sales were generated in the United States and 55% internationally.

•	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

Chief Operating Decision Maker (CODM)

The CODM of the Company is the Chief Executive Officer (CEO), who is responsible for evaluating financial results and making resource allocation decisions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our 2024 Form 10-K for the fiscal year ended December 31, 2024, as amended (“2024 Form 10-K”).

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

Our differentiation at the modulator device level is in higher speed, lower power consumption, simplicity of manufacturing, small footprint (size), and reliability. We have demonstrated the electro-optic polymers potential for higher speed and lower power consumption in packaged devices, and during 2024 and continuing into 2025, we continued to make advances in techniques to translate our world class material properties to efficient, reliable modulator devices with commercial foundries. We are currently focused on: a) working with potential and existing customers to integrate our proprietary materials into our customers’ specific PIC and device architecture; b) testing and demonstrating the superior performance, simplicity of manufacturability and reliability of our devices, including in conjunction with the silicon photonics manufacturing ecosystem; and c) providing our potential and existing customers with the proper Process Development Kits (PDKs) to enable the efficient and fast integration of our materials into their own design and manufacturing plans. Silicon-based foundries are semiconductor fabrication plants developed for the electronics IC business that are now engaging with silicon photonics to increase their wafer throughput. Partnering with silicon-based foundries not only demonstrates that our polymer technology can be transferred into standard production lines using standard equipment, it also allows us to efficiently utilize our capital. The foundry partnerships will allow us to scale our high-performance polymer optical engines more quickly and efficiently. We have now received silicon wafers that range up to 200mm in diameter, which aligns well with foundry manufacturing.

Our strong and broad patent portfolio allows us to optimize our business model in three areas: 1) Traditional focus on polymer materials development, 2) Patent licensing and 3) Technology transfers to foundries. We are continually looking to strengthen our patent portfolio both by internal inventions and acquisition of intellectual property.

We are initially targeting applications in fiber optic data communications and telecommunications markets, in particular ultra-high bandwidth optical connections deployed inside and between datacenters and/or AI clusters. In addition, we are exploring other applications that include automotive/LIDAR, sensing, displays, storage, aerospace and defense, satellites, and quantum computing, for our polymer technology platform. Our goal is to have our innovative polymer technology platform become ubiquitous across multiple market verticals over and above the optical fiber optic communications markets.

Artificial Intelligence (AI) has been integrating deeper within our daily activities with applications to make us more efficient and possibly smarter. The impact on the internet is significant, and the internet is based on an optical network that utilizes data centers to route and switch traffic or information to and from destinations. Data centers are being upgraded today in a fashion that the industry has not seen before with significant investments of capital. The expected demands of increased traffic, information, and data driven by AI is changing the way the internet is being operated. AI is now creating new and interesting market opportunities to upgrade the internet. Three of these opportunities are important today: density, speed, and low power and these are very well aligned with our high performance electro-optic polymers modulator platform. We are designing high performance polymer modulator optical engines to support the rise and growth of AI as it generates more information that will travel through the internet and optical network. While we are not directly an AI company designing electronic processors, we do see immediate benefits of enabling higher levels of information to cross the internet using our optical polymer modulator platform.

Unless the context otherwise requires, all references to the “Company,” “we,” “our” or “us” and other similar terms means Lightwave Logic, Inc. Also, this Form 10-Q Quarterly Report may include the names of various government agencies and the trade names of other companies. Unless specifically stated otherwise, the use or display by us of such other parties’ names and trade names in this report is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, any of these other parties.

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

Results of Operations

Comparison of three months ended March 31, 2025 to three months ended March 31, 2024

Revenues

During the three months ended March 31, 2025, we recognized $22,917 of licensing and royalty revenue. During the three months ended March 31, 2024, we recognized $16,667 of licensing and royalty revenue and $13,750 of revenue for the device processing work on the device supplied by a customer.

During the three months ended March 31, 2025, 100% of the Company’s net sales were generated internationally. For the three months ended March 31, 2024, 45% of the Company's net sales were generated in the United States and 55% internationally. The Company has one customer that accounted for 10% or more of total revenue.

Cost of sales

During the three months ended March 31, 2025, we recognized $2,028 in cost of sales. During the three months ended March 31, 2024, we recognized $5,175 in cost of sales.

Operating expenses

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$3,089,218	$4,620,662	$(1,531,444)	-33%
General and administrative	1,837,052	1,255,450	581,602	46%
	$4,926,270	$5,876,112	$(949,842)	-16%

Research and development expenses decreased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreases in prototype device development and wafer fabrication expenses, research and development salary and benefits expenses, research and development travel expenses, laboratory and wafer fabrication materials and supplies expenses, research and development testing expenses, and research and development non-cash stock option and restricted stock amortization expenses, offset by an increase in research and development equipment depreciation expense.

•	Prototype device development and wafer fabrication expenses decreased by $1,044,987 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Research and development salary and benefits expenses decreased by $198,792 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Research and development travel expenses decreased by $131,524 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Laboratory and wafer fabrication materials and supplies expenses decreased by $106,354 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Research and development testing expenses decreased by $95,905 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Research and development non-cash stock option and restricted stock amortization expenses decreased by $79,756 in the three months ended March 31, 2025, compared to the same period in 2024.
•	These decreases were offset by a $122,703 increase in depreciation expense in the three months ended March 31, 2025, compared to the same period in 2024.

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

General and administrative expenses increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to increases in general and administrative non-cash stock option amortization expenses, general and administrative salary and benefits expenses, and legal expenses, offset by decreases in accounting and auditing expenses, depreciation expense, general and administrative recruiting expenses, travel expenses, consulting expenses, and insurance expenses.

•	General and administrative non-cash stock option and restricted stock amortization expenses increased by $368,238 in the three months ended March 31, 2025, compared to the same period in 2024.
•	General and administrative salary and benefits expenses increased by $297,786 in the three months ended March 31, 2025, compared to the same period in 2024.
•	Legal fees increased by $105,385 in the three months ended March 31, 2025, compared to the same period in 2024.
•	These increases were offset by a $67,531 decrease in accounting and auditing expenses, $59,814 decrease in depreciation expense, $41,000 decrease in general and administrative recruiting expenses, $18,584 decrease in general and administrative travel expenses, $15,058 decrease in general and administrative consulting expenses, and $14,929 decrease in insurance expenses in the three months ended March 31, 2025, compared to the same period in 2024.

Other Income

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Other Income	$208,357	$170,959	$37,398	22%

Other income increased for the three months ended March 31, 2025, as compared to three months ended March 31, 2024, primarily due to a recognition of a $28,800 gain on disposal of property, plant and equipment.

Net Loss

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$4,697,024	$5,679,911	$(982,887)	-17%

Net loss was $4,697,024 and $5,679,911 for the three months ended March 31, 2025 and 2024, respectively, for a decrease of $982,887 due primarily to decreases in in prototype device development and wafer fabrication expenses, travel expenses, laboratory and wafer fabrication materials and supplies expenses, research and development testing expenses, accounting and auditing expenses, recruiting expenses, a gain on disposal of property, plant and equipment, consulting expenses, and insurance expenses. These decreases were offset by increases in non-cash stock option and restricted stock amortization expenses, legal expenses, salary and benefits expenses, and depreciation expenses.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park (institutional investor) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital (investment banking company) pursuant to the at the market sales agreement with Roth Capital as described in Note 9 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options.

On July 26, 2024, the Company filed a $100 million universal shelf registration statement which became effective on August 5, 2024. On February 28, 2023, our Company entered into the 2023 purchase agreement with Lincoln Park to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $0 remains on the 2023 Purchase Agreement. On March 17, 2025, our Company entered into the 2025 purchase agreement with Lincoln Park to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $29,914,035 remains on the 2025 Purchase Agreement. On December 9, 2022, our Company entered into the at the market sales agreement with Roth Capital, as sales agent, pursuant to which our Company may offer and sell up to $35 million in shares of our registered common stock, from time to time through Roth Capital. As of the date of this filing, $31,482,032 remains available to our Company pursuant to the Roth Sales Agreement.

 During the three months ended March 31, 2025, the Company received $1,486,983 in proceeds pursuant to the 2023 Purchase Agreement, $0 in proceeds pursuant to the 2025 Purchase Agreement, $116,435 in proceeds pursuant to the Roth Sales Agreement, $163,500 in proceeds pursuant to the exercise of options, and $45,565 in cash collections from the material supply and license agreement.

During the year ended December 31, 2024, the Company received $12,366,965 in proceeds pursuant to the 2023 Purchase Agreement, $1,779,976 in proceeds pursuant to the Roth Sales Agreement, $337,350 in proceeds pursuant to the exercise of options and warrants and $63,884 in cash collections from customer contracts, of which $50,000 related to the proceeds received under a material supply and license agreement and $13,884 – to the proceeds received for a contact for processing work on the devices supplied by a customer.

During the three months ended March 31, 2025, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party service providers.

During the year ended December 31, 2024, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including prototypes development and foundries expenses, laboratory and wafer fabrication materials and supplies expenses, and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,796,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2025 purchase agreement and any future purchase agreements with Lincoln Park, the at the market sale agreement with Roth Capital, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through May 2026 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2025 and beyond because of the following planned activities:

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

We cannot assure you that we will meet the conditions of the 2025 Purchase Agreement with Lincoln Park in order to obligate Lincoln Park to purchase our shares of common stock, and we cannot assure you that we will be able to sell any shares under or fully utilize the Roth Sales Agreement with Roth Capital. In the event we fail to do so, and other adequate funds are not available to satisfy long-term capital requirements, or if planned revenues are not generated, we may be required to substantially limit our operations, which could result in our Company reducing some capital expenditures or reducing staff and discretionary costs.

Analysis of Cash Flows

For the three months ended March 31, 2025

Net cash used in operating activities was $3,490,131 for the three months ended March 31, 2025, primarily attributable to the net loss of $4,697,024 adjusted by $749,042 in options issued for services, $230,150 amortization of deferred compensation, $20,500 cashless options exercise, $8,029 in common stock issued as commitment shares, $454,960 in depreciation expenses and patent amortization expenses, $50,043 amortization of right of use asset, $28,800 gain on disposal of property and equipment, $26,815 in accounts receivable, ($86,608) in prepaid expenses and other current assets, and ($217,238) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $899,422 for the three months ended March 31, 2025, consisting of $45,878 in cost for intangibles and $853,544 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $1,766,918 for the three months ended March 31, 2025, and consisted of $163,500 in proceeds from exercise of options, $1,486,983 in proceeds from the sale of common stock pursuant to the 2023 Purchase Agreement and $116,435 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On March 31, 2025, our cash and cash equivalents totaled $25,045,329, our assets totaled $35,639,560, our liabilities totaled $4,089,972 and we had stockholders’ equity of $31,549,588.

For the three months ended March 31, 2024

Net cash used in operating activities was $4,772,208 for the three months ended March 31, 2024, primarily attributable to the net loss of $5,679,911 adjusted by $626,512 in options issued for services, $64,199 amortization of deferred compensation, $76,977 in common stock issued as commitment shares, $386,498 in depreciation expenses and patent amortization expenses, $47,011 amortization of right of use asset, $3,166 loss on disposal of property, plant and equipment, ($26,384) in accounts receivable, $540,932 in prepaid expenses and other current assets and ($811,208) in accounts payable, accrued bonuses, accrued expenses, deferred revenue and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $828,474 for the three months ended March 31, 2024, consisting of $53,097 in cost for intangibles and $775,377 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $5,677,653 for the three months ended March 31, 2024 and consisted of $194,850 in proceeds from exercise of options and warrants, $5,152,350 in proceeds from the sale of common stock pursuant to the 2023 Purchase Agreement and $330,453 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On March 31, 2024, our cash and cash equivalents totaled $31,509,058, our assets totaled $41,737,807, our liabilities totaled $4,538,563 and we had stockholders’ equity of $37,199,244.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the three months ended March 31, 2025. See Note 8 - Leases to the financial statements herein for a discussion of our operating lease for office and laboratory space.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our 2024 Form 10-K contains a discussion of these significant accounting policies. The Company’s significant accounting policies have not materially changed since that report was filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 At March 31, 2025, we had $25.0 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At March 31, 2025, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No material legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results .

We have incurred substantial operating losses since our inception and will continue to incur substantial operating losses for the foreseeable future.

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we have incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $4.7 million for the three months ended March 31, 2025, and a net loss of $22.5 million for the year ended December 31, 2024, and $21.0 million for the year ended December 31, 2023. As of March 31, 2025, we had an accumulated deficit of $155.1 million. We anticipate that we will continue to incur operating losses through at least 2025.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through May 2026; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the 2025 Purchase Agreement for up to $30 million we entered into with Lincoln Park on March 17, 2025; and (ii) Roth Sales Agreement for up to $35 million we entered into with Roth Capital Partners, LLC on December 9, 2022; we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $29.9 million pursuant to the 2025 Purchase Agreement with Lincoln Park, subject to the conditions set forth therein, and $31.5 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in our 2024 Form 10-K and in this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007 (File No. 000-52567).
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit B of the Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008 (File No. 000-52567).
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015 (File No. 333-206059).
3.4	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 25, 2024 (File No. 001-40766).
10.1	Purchase Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2025 (File No. 001-40766).
10.2	Registration Rights Agreement, dated March 17, 2025, by and between the Company and Lincoln Park	Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K, as filed with the SEC on March 18, 2025 (File No. 001-40766).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2025

By:	/s/ James S. Marcelli
James S. Marcelli,
Chief Financial Officer, Chief Operating Officer
(Principal Financial Officer)

Date: May 13, 2025

