Form 10-Q
period 2025-06-30
Lightwave Logic, Inc.
filed 2025-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 14, 2025 was 129,439,986.

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

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,106,946	$27,667,964
Accounts Receivable	10,753	45,565
Prepaid expenses and other current assets	638,856	401,741
TOTAL CURRENT ASSETS	22,756,555	28,115,270

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $6,902,263 and $6,037,723	5,724,559	5,691,545

OTHER ASSETS
Intangible assets - net of accumulated amortization of $825,040 and $771,631	1,410,368	1,355,445
Operating Lease - Right of Use - Building	2,544,785	2,645,723
TOTAL OTHER ASSETS	3,955,153	4,001,168

TOTAL ASSETS	$32,436,267	$37,807,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$320,543	$515,955
Accrued bonuses and accrued expenses	434,222	877,165
Accounts payable and accrued expenses - related parties	147,420	200,779
Contract liability	14,875	23,208
Operating lease liability	181,248	168,289
TOTAL CURRENT LIABILITIES	1,098,308	1,785,396

LONG TERM LIABILITIES
Operating lease liability	2,503,789	2,598,682
TOTAL LONG TERM LIABILITIES	2,503,789	2,598,682

TOTAL LIABILITIES	3,602,097	4,384,078

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 126,466,708 and 123,301,653 issued and outstanding at June 30, 2025 and December 31, 2024	126,467	123,302
Additional paid-in-capital	189,836,354	184,363,772
Deferred compensation	(353,061)	(656,735)
Accumulated deficit	(160,775,590)	(150,406,434)

TOTAL STOCKHOLDERS' EQUITY	28,834,170	33,423,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,436,267	$37,807,983

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

NET SALES	$25,605	$19,355	$48,522	$49,772

COST AND EXPENSE
Cost of sales	3,463	—	5,491	5,175
Research and development	2,641,941	4,362,258	5,731,159	8,982,920
General and administrative	2,985,883	1,896,672	4,822,935	3,152,122
TOTAL COST AND EXPENSE	5,631,287	6,258,930	10,559,585	12,140,217

LOSS FROM OPERATIONS	(5,605,682)	(6,239,575)	(10,511,063)	(12,090,445)

OTHER INCOME (EXPENSE)
Interest income	168,253	251,730	356,101	505,066
Commitment fee	(235,801)	(28,982)	(243,830)	(105,959)
Gain (loss) on disposal of property and equipment	—	—	28,800	(3,166)
Other income (expense)	1,098	(2,857)	836	(5,091)

NET LOSS	$(5,672,132)	$(6,019,684)	$(10,369,156)	$(11,699,595)

LOSS PER SHARE
Basic and diluted	$(0.05)	$(0.05)	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted (1)	125,271,407	120,179,570	124,605,324	119,552,430

(1)	For the three and six months ended June 30, 2025, the Company excluded from the calculation of diluted loss per share 668,844 and 1,012,128, shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position. For the three and six months ended June 30, 2024, the Company excluded from the calculation of diluted loss per share 4,160,711 and 4,265,583 shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position.

The calculation of diluted loss per common share also excludes non-vested restricted stock units and earned performance stock units that are anti-dilutive based upon the terms of the awards. Such shares were 363,637 and 182,823 for the three and six months ended June 30, 2025, respectively, and zero for the three and six months ended June 30, 2024.

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2025 (UNAUDITED)	124,654,522	$124,655	$186,984,976	$(456,585)	$(155,103,458)	31,549,588

Common stock issued to institutional investor	650,000	650	687,350	—	—	688,000
Common stock issued for commitment shares	256,340	256	235,545	—	—	235,801
Common stock sales at the market by investment banking company	318,411	318	390,495	—	—	390,813
Exercise of options	57,500	58	40,442	—	—	40,500
Cashless exercise of 1,300,000 options	417,206	417	512,657	—	—	513,074
Options issued for services	—	—	533,650	—	—	533,650
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	112,729	113	55,201	(68,189)	—	(12,875)
Deferred compensation	—	—	—	171,713	—	171,713
Net loss for the three months ended June 30, 2025	—	—	—	—	(5,672,132)	(5,672,132)

BALANCE AT JUNE 30, 2025 (UNAUDITED)	126,466,708	$126,467	$189,836,354	$(353,061)	$(160,775,590)	$28,834,170

	Six Months Ended June 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2024	123,301,653	$123,302	$184,363,772	$(656,735)	$(150,406,434)	$33,423,905

Common stock issued to institutional investor	1,685,881	1,686	2,173,297	—	—	2,174,983
Common stock issued for commitment shares	261,386	261	243,569	—	—	243,830
Common stock sales at the market by investment banking company	368,411	368	506,880	—	—	507,248
Exercise of options	282,500	283	203,717	—	—	204,000
Cashless exercise of 1,350,000 options	434,148	434	533,140	—	—	533,574
Options issued for services	—	—	1,282,692	—	—	1,282,692
Options issued to settle accrued bonuses	—	—	48,068	—	—	48,068
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	132,729	133	85,181	(98,189)	—	(12,875)
Deferred compensation	—	—	—	401,863	—	401,863
Net loss for the six months ended June 30, 2025	—	—	—	—	(10,369,156)	(10,369,156)

BALANCE AT JUNE 30, 2025 (UNAUDITED)	126,466,708	$126,467	$189,836,354	$(353,061)	$(160,775,590)	$28,834,170

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2024 (UNAUDITED)	119,795,941	119,796	170,998,846	(368,094)	(133,551,304)	37,199,244

Common stock issued to institutional investor	700,000	700	2,342,550	—	—	2,343,250
Common stock issued for commitment shares	7,949	8	28,975	—	—	28,983
Common stock sales at the market by investment banking company	50,000	50	169,380	—	—	169,430
Exercise of options	60,000	60	50,340	—	—	50,400
Options issued for services	—	—	1,710,948	—	—	1,710,948
Restricted stock awards issued for services	92,475	93	307,849	(307,942)	—	—
Deferred compensation	—	—	—	139,322	—	139,322
Net loss for the three months ended June 30, 2024	—	—	—	—	(6,019,684)	(6,019,684)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$175,608,888	$(536,714)	$(139,570,988)	$35,621,893

	Six Months Ended June 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	1,950,000	1,950	7,493,650	—	—	7,495,600
Common stock issued for commitment shares	25,431	26	105,934	—	—	105,960
Common stock sales at the market by investment banking company	127,150	127	499,756	—	—	499,883
Exercise of options	355,000	355	230,645	—	—	231,000
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	2,337,460	—	—	2,337,460
Restricted stock awards issued for services	92,475	93	307,849	(307,942)	—	—
Deferred compensation	—	—	—	203,521	—	203,521
Net loss for the six months ended June 30, 2024	—	—	—	—	(11,699,595)	(11,699,595)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$175,608,888	$(536,714)	$(139,570,988)	$35,621,893

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,369,156)	$(11,699,595)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	1,282,692	2,337,460
Amortization of deferred compensation	401,863	203,521
Performance stock units issued for services	384,925	—
Restricted stock units issued for services	11,113	—
Non-cash compensation expense from stock option exercises	705,500	—
Common stock issued for commitment shares	243,830	105,960
Depreciation and amortization of patents	943,089	804,737
Amortization of right of use asset	100,938	94,753
(Gain) loss on disposal of property and equipment	(28,800)	3,166
(Increase) decrease in assets
Accounts receivable	34,812	22,311
Prepaid expenses and other current assets	(237,115)	476,730
(Decrease) increase in liabilities
Accounts payable	(195,412)	(529,626)
Accrued bonuses, accrued expenses and other liabilities	(394,875)	(382,652)
Accounts payable and accrued expenses-related parties	(53,359)	(161,223)
Contract liability	(8,333)	(8,334)
Deferred lease liability	—	(20,889)
Operating lease liability	(81,934)	(70,107)

Net cash used in operating activities	(7,260,222)	(8,823,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(108,332)	(67,445)
Purchase of property and equipment	(893,894)	(1,585,772)

Net cash used in investing activities	(1,002,226)	(1,653,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	204,000	245,250
Cashless option exercise tax payments	(171,926)	—
Cashless tax payment on vested restricted stock awards	(12,875)	—
Issuance of common stock, institutional investor	2,174,983	7,495,600
Common stock sales at the market by investment banking company	507,248	499,883

Net cash provided by financing activities	2,701,430	8,240,733

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,561,018)	(2,236,272)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,667,964	31,432,087

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,106,946	$29,195,815

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$48,068	$—
Trade-in credit for purchase of property and equipment	$28,800	$—
Restricted stock awards issued for services	$169,846	$307,942

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as originally filed with the Securities and Exchange Commission on March 18, 2025 and Amendment No. 1 to the Form 10-K filed on March 28, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2024 Annual Report. The interim operating results for the three and six months ending June 30, 2025 may not be indicative of operating results expected for the full year.

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

Lightwave Logic, Inc. was organized under the laws of the State of Nevada in 1997, and it commenced with its current business plan in 2024.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS ANDSUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation," which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards and units is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards and units are being amortized to expense over the shorter of the requisite service period or the actual vesting period. Performance stock units are subject to both performance-based and service vesting requirements. The grant-date fair value of performance stock units is based on the fair value of the Company’s stock on a grant date and is recognized over the service period based on an assessment of the likelihood that the applicable performance goals will be achieved, and compensation expense is periodically adjusted based on actual and expected performance. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the requisite service period or the actual vesting period, using the straight-line method. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

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

NOTE 2 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements.  The Company expects that it will incur approximately $1,786,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through October 2026. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 9). As of the date of this filing, pursuant to the purchase agreement, the Company has received $2,153,850, and the remaining available amount of $27,846,150 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 9). As of the date of this filing, pursuant to the sales agreement, the Company has received $7,808,419, and the remaining available amount of $26,949,862 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three and six months ended June 30, 2025, the Company recognized $25,605 and $48,522 in revenue related to this agreement, respectively. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

NOTE 3 – REVENUE

The Company's first commercial agreement occurred in May 2023, in the form of a four-year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing of photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement and milestone license fees. The License Agreement is a non-exclusive material supply and license agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 3 – REVENUE (CONTINUED)

Additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments and milestone license fees.

During 2024, the Company performed device processing work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $14,875 and $23,208 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of June 30, 2025 and December 31, 2024, respectively. For the three months ended June 30, 2025 and 2024, the Company recognized $25,605 and $19,355 in revenue related to this agreement, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $48,522 and $36,022, in revenue related to this agreement, respectively.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $0 and $13,750 for the three and six months ended June 30, 2024, respectively.

Contract balances are as follows:

	June 30, 2025	December 31, 2024

Accounts receivable, net	$10,753	$45,565
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$14,875	$23,208

Significant changes in the contract balances for the six months ended June 30, 2025 are as follows:

	Six Months Ended June 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$45,565	$(23,208)
Revenue recognized that was previously included in contract liability	—	8,333
Decreases/increases due to cash received	(75,000)	—
Billed receivables recorded	29,435	—
Transferred to receivables from unbilled receivables	(29,435)	—
Unbilled receivables recorded	40,188	—
Balance at June 30, 2025	$10,753	$(14,875)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 3 – REVENUE (CONTINUED)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2025	December 31, 2024

Insurance	$357,254	$154,945
Software licenses	182,533	151,451
Investor relations	49,053	5,271
Rent	36,525	36,525
Other	13,491	9,415
Prototype devices	—	44,134

	$638,856	$401,741

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2025	December 31, 2024

Office equipment	$166,351	$155,511
Lab equipment	11,819,801	10,953,487
Furniture	66,438	54,493
Leasehold improvements	440,855	432,400
Software	133,377	133,377
	12,626,822	11,729,268
Less: Accumulated depreciation	6,902,263	6,037,723

Property and equipment, net	$5,724,559	$5,691,545

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 5 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended June 30, 2025 and 2024 was $461,228 and $395,928, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024 was $889,680 and $761,491, respectively. During the three months ended June 30, 2025, the Company did not dispose of or retire property and equipment. During the six months ended June 30, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800. During the three months ended June 30, 2024, the Company retired fully depreciated property and equipment with the cost of $5,869. During the six months ended June 30, 2024, the Company retired property and equipment with a cost of $169,010 and accumulated depreciation of $165,844 for a loss of $3,166.

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

Intangible assets consist of the following:

	June 30, 2025	December 31, 2024

Patents	$2,235,408	$2,127,076
Less: Accumulated amortization	825,040	771,631

Intangible assets, net	$1,410,368	$1,355,445

Amortization expense for the three months ended June 30, 2025 and 2024 was $26,901 and $22,311, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $53,409 and $43,246, respectively. There were no patent costs written off for the three and six months ended June 30, 2025 and 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 7 – LEASES

On October 30, 2017, the Company entered into a lease agreement (the “Lease”) to lease approximately 13,420 square feet of office, chemistry, clean room and research and development space located in Colorado for the Company’s principal executive offices and research and development facility. The term of the lease was sixty-one (61) months, beginning on November 1, 2017 and ending on November 30, 2022. In January 2022, the term was extended for an additional twenty-four (24) months.

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term was approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises.

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

Undiscounted future minimum lease payments under the Amended Lease as of June 30, 2025, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2025	$194,305
2026	399,199
2027	411,174
2028	423,612
2029	436,300
Thereafter	1,921,271
3,785,861
Less discounted interest	(1,100,824)

TOTAL	$2,685,037

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 7 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2025
Weighted average remaining lease term (in years)	8.58
Weighted average discount rate	8.25%

As of June 30, 2025, current operating leases had remaining terms between 6 months and 8.6 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2025, the Company did not have any finance leases.

Operating and short-term lease costs totaling $110,713 and $32,612 are included in research and development and general and administrative expense, respectively, for the three months ended June 30, 2025. Operating and short-term lease costs totaling $171,552 and $25,403 are included in research and development and general and administrative expenses, respectively, for the three months ended June 30, 2024. Operating and short-term lease costs totaling $197,121 and $53,568 are included in research and development and general and administrative expense, respectively, for the six months ended June 30, 2025. Operating and short-term lease costs totaling $293,679 and $50,806 are included in research and development and general and administrative expenses, respectively, for the six months ended June 30, 2024.

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three and six months ended June 30, 2025 and 2024 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three- and six-month period ended June 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

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

On February 28, 2023, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 50,891 shares of common stock to the institutional investor as an initial commitment fee valued at $279,391 fair value, and 101,781 shares of common stock were reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement.

During the period February 28, 2023 through June 30, 2025, the institutional investor purchased 7,756,336 shares of common stock for proceeds of $30,000,000 and the Company issued 101,781 shares of common stock as additional commitment fee, valued at $518,265 fair value, leaving zero in reserve for additional commitment fees. During the three-month period ended June 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 0 shares of common stock. During the three-month period ended June 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 700,000 shares of common stock for proceeds of $2,343,250 and the Company issued 7,949 shares of common stock as additional commitment fee, valued at $28,983 fair value. During the six-month period ended June 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,035,881 shares of common stock for proceeds of $1,486,983 and the Company issued 5,046 shares of common stock as additional commitment fee, valued at $8,029 fair value. During the six-month period ended June 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 1,950,000 shares of common stock for proceeds of $7,495,600 and the Company issued 25,431 shares of common stock as additional commitment fee, valued at $105,960 fair value. As of June 30, 2025, no amounts remain available under this purchase agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On March 17, 2025, the Company entered into a new purchase agreement with the same institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 245,098 shares of common stock to the institutional investor as an initial commitment fee valued at $222,990 fair value, and 490,196 shares of common stock were reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement.

During the three- and six-month period ended June 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 650,000 shares of common stock for proceeds of $688,000 and the Company issued 11,242 shares of common stock as additional commitment fee, valued at $12,811 fair value. During July and August 2025, pursuant to the purchase agreement, the institutional investor purchased 900,000 shares of common stock for proceeds of $1,465,850 and the Company issued 23,953 shares of common stock as additional commitment fee, valued at $43,338 fair value, leaving 455,001 in reserve for additional commitment fees.

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

During the three-month period ended June 30, 2025, pursuant to the sales agreement, the investment banking company sold 318,411 shares of the Company’s common stock for proceeds of $390,813 after a payment of the commission in the amount of $12,088 to the investment banking company. During the three-month period ended June 30, 2024, pursuant to the sales agreement, the investment banking company sold 50,000 shares of the Company’s common stock for proceeds of $169,430 after a payment of the commission in the amount of $5,240 to the investment banking company. During the six-month period ended June 30, 2025, pursuant to the sales agreement, the investment banking company sold 368,411 shares of the Company’s common stock for proceeds of $507,248 after a payment of the commission in the amount of $15,689 to the investment banking company. During the six-month period ended June 30, 2024, pursuant to the sales agreement, the investment banking company sold 127,150 shares of the Company’s common stock for proceeds of $499,883 after a payment of the commission in the amount of $15,461 to the investment banking company. During July and August 2025, pursuant to the sales agreement, the investment banking company sold 1,923,515 shares of the Company’s common stock for proceeds of $4,005,317 after a payment of the commission in the amount of $123,877 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

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

Effective June 24, 2016, the 2007 Plan was terminated. As of June 30, 2025, options to purchase 453,000 shares of common stock have been issued and are outstanding under the 2007 Plan.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units are authorized for issuance. Effective May 15, 2025, the 2016 Plan was terminated. As of June 30, 2025, options to purchase 7,647,340 shares of common stock have been issued and are outstanding, 498,694 restricted shares of common stock have been granted, net of forfeitures, and 2,187,501 performance stock units have been granted under the 2016 Plan.

During 2025, the Board of Directors of the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”) that was approved by the shareholders at the 2025 annual meeting of shareholders on May 15, 2025. Under the 2025 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 6,000,000 shares of common stock to employees, directors and consultants. As of June 30, 2025, options to purchase 210,000 shares of common stock have been issued and are outstanding and 583,225 restricted stock units have been granted under the 2025 Plan. As of June 30, 2025, 5,206,775 shares of common stock remain available for grants under the 2025 Plan.

These plans are administered by the Company’s Board of Directors or its compensation committee which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant. Subject to the provisions regarding Ten Percent Shareholders, (as defined in the 2025 Plan), the exercise price per share of each option cannot be less than 110% of the fair market value of a share of common stock on the date of grant. Options granted under the 2025 Plan are generally exercisable for a period of 10 years from the date of grant and may vest on the grant date, another specified date or over a period of time.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for the six-month period ended June 30, 2025: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 80.8%, risk-free interest rate between 4.18% to 4.48% and expected option life of 10 years, which is based on the legal contractual life of the options.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

The Black-Scholes option pricing model assumptions for six-month period ended June 30, 2024 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, risk-free interest rate between 3.91% to 4.28% and expected option life of 10 years.

As of June 30, 2025, there was $1,709,499 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2028. As of June 30, 2024, there was $3,777,227 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2027.

Share-based compensation was recognized as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Stock options	$533,650	$1,710,948	$1,282,692	$2,337,460
Restricted stock awards	171,713	139,322	401,863	203,521
Restricted stock units	11,113	—	11,113	—
Performance stock units	384,925	—	384,925	—

Total share-based compensation	$1,101,401	$1,850,270	$2,080,593	$2,540,981

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2025:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2024	9,899,859	$0.51 - $16.81	$3.07

Granted	522,336	$0.99 - $1.79	$1.20
Forfeited	(79,355)	$0.99 - $5.58	$3.64
Exercised	(1,632,500)	$0.69 - $0.80	$0.71

Outstanding, June 30, 2025	8,710,340	$0.51 - $16.81	$3.39

Exercisable, June 30, 2025	7,812,281	$0.51 - $16.81	$3.49

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2025 was $1,194,861 and $1,143,837, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $1.24 for the Company’s common stock on June 30, 2025. During the six-month period ended June 30, 2025, 1,632,500 options were exercised for proceeds of $204,000 and no warrants were exercised.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at June 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	7,812,281	5.98 Years	$3.49

Restricted Stock Awards and Units

On June 18, 2024, the Compensation Committee of the Board of Directors approved grants totaling 92,475 Restricted Stock Awards to the Company’s five outside directors. Each RSA had a grant date fair value of $3.33 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vested in total 15,455 shares on June 18, 2024, with the remaining vesting in 10 equal quarterly installments of 7,702 shares each beginning July 1, 2024.

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

On February 17, 2025, executive leadership team approved a grant totaling 20,000 Restricted Stock Awards to a Company’s employee. Each RSA had a grant date fair value of $1.50 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vest in 12 quarterly installments beginning April 1, 2025.

On May 14, 2025, executive leadership team approved a grant totaling 140,000 Restricted Stock Awards to certain Company employees. Each RSA had a grant date fair value of $0.99 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vest in 12 quarterly installments beginning June 1, 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards and Units (Continued)

On June 20, 2025, executive leadership team approved a grant totaling 180,000 Restricted Stock Units to a Company’s employee. Each RSU had a grant date fair value of $1.22 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 12 quarterly installments beginning August 19, 2025.

On June 30, 2025, the Compensation Committee of the Board of Directors approved grants of 80,645 Restricted Stock Units to each of the Company’s five outside directors. Each RSU had a grant date fair value of $1.24 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 4 quarterly installments beginning July 15, 2025.

Upon the occurrence of a Change in Control, 100% of the unvested RSAs and RSUs shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

The fair value of restricted stock awards and units is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the six-month period ended June 30, 2025 is as follows:

	Restricted Stock Awards Six Month Period Ended June 30, 2025		Restricted Stock Units Six Month Period Ended June 30, 2025

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	227,492	$3.28	—	$—

Granted	160,000	1.06	583,225	1.23
Vested	(157,709)	2.83	—	—
Cancelled and forfeited	(17,367)	4.13	—	—

Non-vested, end of period	212,416	$1.87	583,225	$1.23

Restricted stock awards and units are being amortized to expense over the shorter of the requisite service period or the vesting period. As of June 30, 2025 and 2024, the unamortized value of the restricted stock awards was $353,061 and $536,714, respectively. As of June 30, 2025 and 2024, the unamortized value of the restricted stock units was $708,487 and $0, respectively.

Performance Stock Units

During the six months ended June 30, 2025, the Company granted 2,187,501 performance stock units (PSUs) subject to both performance-based and service vesting requirements to the Company’s executives. Performance vesting requirements are tied to various individual and corporate goals related to the Company’s commercialization, as measured over a one-year performance period. Some PSUs vest annually, while others vest 1/3rd annually over a three-year period. The grant date fair value of the PSUs granted was $2,029,126, as determined by the Company’s closing common stock price on the date of the grant. The grant date fair value per share was $0.93. The Company determined that achievement of some performance conditions is probable as of June 30, 2025, and accordingly has recognized expense for the portion of the awards expected to vest, on a straight-line basis over the requisite service period for each tranche. For the three and six months ended June 30, 2025, the Company recorded $384,925 stock-based compensation expense related to the PSU vesting. As of June 30, 2025, a total of 2,187,501 PSUs remain outstanding. No PSUs were outstanding or expensed in the comparable periods of 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 11 – RELATED PARTY

During the three and six months period ended June 30, 2025, and 2024, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related Party Transactions for the Three and Six Months Ended June 30, 2025

•	The Company incurred $2,100 and $69,643 in legal fees and expense reimbursements with a related party law firm for the three and six months ended June 30, 2025, respectively. Related accrual was $68,750 as of June 30, 2025.
•	The Company incurred $16,980 and $39,740 in accounting and IT service fees and expense reimbursements to related parties for the three and six months ended June 30, 2025, respectively. Related accrual was $4,920 as of June 30, 2025.
•	The Company incurred $53,841 and $108,636 in fees and travel expenses to directors for the three and six months ended June 30, 2025, respectively. Related accrual was $51,250 as of June 30, 2025.
•	The Company incurred $82,500 and $165,000 in consulting fees to advisory board member for the three and six months ended June 30, 2025, respectively. Related accrual was $22,500 as of June 30, 2025.

Related Party Transactions for the Three and Six Months Ended June 30, 2024

•	The Company incurred $38,759 and $62,759 in legal fees with a related party law firm for the three and six months ended June 30, 2024, respectively. Related accrual was $90,360 as of December 31, 2024.
•	The Company incurred $67,900 and $162,121 in accounting and IT service fees and expense reimbursements to related parties for the three and six months ended June 30, 2024, respectively. Related accrual was $8,326 as of December 31, 2024.
•	The Company incurred $57,555 and $111,339 in fees and travel expenses to directors for the three and six months ended June 30, 2024, respectively. Related accrual was $72,748 as of December 31, 2024.
•	The Company incurred $120,673 and $222,373 in consulting fees and travel reimbursements to advisory board members for the three and six months ended June 30, 2024, respectively. Related accrual was $29,345 as of December 31, 2024.

NOTE 12 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals.  The Company matches 100% of each participant contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible participants charged to expense were $45,890 and $34,324 for the three months ended June 30, 2025 and 2024, respectively. Matching contributions to all eligible participants charged to expense were $85,477 and $59,092 for the six months ended June 30, 2025 and 2024, respectively. The plan is subject to the annual IRS elective deferral limit of $23,500 per employee for 2025, $7,500 catch-up for those aged 50 and over, and $11,250 or 150% of the regular catch-up limit for those aged 60-63.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 13 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business as a whole and does not receive discrete financial information for separate business units. The CODM is responsible for evaluating financial results and making resource allocation decisions.

Measure of Segment Profit or Loss

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three- and six-months period ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

NET SALES	$25,605	$19,355	$48,522	$49,772

COST OF SALES	3,463	—	5,491	5,175

OPERATING EXPENSES
Research and development	2,641,941	4,362,258	5,731,159	8,982,920
General and administrative	2,985,883	1,896,672	4,822,935	3,152,122
	5,627,824	6,258,930	10,554,094	12,135,042

SEGMENT OPERATING LOSS	(5,605,682)	(6,239,575)	(10,511,063)	(12,090,445)

OTHER INCOME (EXPENSE)
Interest income	168,253	251,730	356,101	505,066
Commitment fee	(235,801)	(28,982)	(243,830)	(105,959)
Gain (loss) on disposal of property and equipment	—	—	28,800	(3,166)
Other income (expense)	1,098	(2,857)	836	(5,091)

NET LOSS	$(5,672,132)	$(6,019,684)	$(10,369,156)	$(11,699,595)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three and six months ended June 30, 2025, 100% of the Company’s net sales were generated internationally. For the three months ended June 30, 2024, 100% of the Company's net sales were generated internationally. For the six months ended June 30, 2024, 28% of the Company's net sales were generated in the United States and 72% internationally.

•	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

NOTE 14 – SUBSEQUENT EVENTS

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14.” The bill contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the full effects of the legislation on the Company's estimated annual effective tax rate and deductibility of certain R&D expenses. As the legislation was signed into law after June 30, 2025, the impacts are not reflected in the Company's operating results for the three and six months ended June 30, 2025.

On August 6, 2025, the Compensation Committee of the Board of Directors approved a grant of 51,250 options with the total value of $87,907 to the members of the Technical Advisory Board. The options had an exercise price of $2.04 per share, which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. The options were granted under the 2025 Plan and vest in five monthly installments starting on August 6, 2025, with some options having a cliff vesting provision.

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

Results of Operations

Comparison of three months ended June 30, 2025 to three months ended June 30, 2024

Revenues

During the three months ended June 30, 2025, we recognized $25,605 of licensing and royalty revenue. During the three months ended June 30, 2024, we recognized $19,355 of licensing and royalty revenue.

During the three months ended June 30, 2025 and 2024, 100% of the Company’s net sales were generated internationally.

Cost of Sales

During the three months ended June 30, 2025, we recognized $3,463 in cost of sales. During the three months ended June 30, 2024, we recognized $0 in Cost of Sales.

Operating Expenses

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$2,641,941	$4,362,258	$(1,720,317)	-39%
General and administrative	2,985,883	1,896,672	1,089,211	57%
	$5,627,824	$6,258,930	$(631,106)	-10%

Research and development expenses decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to decreases in research and development non-cash stock option and restricted stock amortization expenses, research and development salary expenses, laboratory materials and supplies expenses, outside services expenses, wafer fabrication expenses, prototype device development expenses, research and development facilities and equipment rental expenses, research and development consulting expenses, and research and development travel expenses, offset by an increase in research and development equipment depreciation expense.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase as a result of accelerated development efforts to support commercialization of our non-linear optical polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to increases in general and administrative salary expenses and general and administrative non-cash stock option and restricted stock amortization expenses, offset by decreases in general and administrative consulting fees, sales and marketing expenses, and business insurance fees.

Other Income (Expense)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Other (Expense) Income	$(66,450)	$219,891	$(286,341)	130%

Other expense increased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a $206,817 increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $83,475 decrease in interest income on money market account.

Net Loss

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$5,672,132	$6,019,684	$(347,552)	-6%

Net loss was $5,672,132 and $6,019,684 for the three months ended June 30, 2025 and 2024, respectively, for a decrease of $347,552 due primarily to decreases in non-cash stock option and restricted stock amortization expenses, consulting expenses, laboratory materials and supplies expenses, research and development outside services expenses, wafer fabrication expenses, prototype device development expenses, facility and equipment rental expenses, marketing expenses, research and development travel expenses, and business insurance expenses. These decreases were offset by increases in salary expenses, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, research and development equipment depreciation expense, and a decrease in interest income on money market account.

Results of Operations

Comparison of six months ended June 30, 2025 to six months ended June 30, 2024

Revenues

During the six months ended June 30, 2025, we recognized $48,522 of licensing and royalty revenue. During the six months ended June 30, 2024, we recognized $36,022 of licensing and royalty revenue.

For the six months ended June 30, 2025, 100% of the Company’s net sales were generated internationally. For the six months ended June 30, 2024, 28% of the Company's net sales were generated in the United States and 72% internationally. The Company has one customer that accounted for 10% or more of total revenue.

Cost of Sales

During the six months ended June 30, 2025, we recognized $5,491 in Cost of Sales. During the six months ended June 30, 2024, we recognized $5,175 in Cost of Sales.

Operating Expenses

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Research and development	$5,731,159	$8,982,920	$(3,251,761)	-36%
General and administrative	4,822,935	3,152,122	1,670,813	53%
	$10,554,094	$12,135,042	$(1,580,948)	-13%

Research and development expenses decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to decreases in outside services expenses, wafer fabrication expenses, prototype device development expenses, research and development non-cash stock option and restricted stock amortization expenses, research and development salary expenses, laboratory materials and supplies expenses, research and development travel expenses, and research and development testing expenses, offset by an increase in research and development equipment depreciation expense.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase as a result of accelerated development efforts to support commercialization of our non-linear optical polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increases in general and administrative salary expenses, general and administrative non-cash stock option and restricted stock amortization expenses, and legal fees, offset by decreases in general and administrative consulting fees, accounting and auditing fees, depreciation expense, general and administrative recruiting fees, and business insurance expenses.

Other Income (Expense)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Other Income	$141,907	$390,850	$(248,943)	64%

Other income decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $137,871 increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $148,965 decrease in interest income on money market account.

Net Loss

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Net Loss	$10,369,156	$11,699,595	$(1,330,439)	-11%

Net loss was $10,369,156 and $11,699,595 for the six months ended June 30, 2025 and 2024, respectively, for a decrease of $1,330,439 due primarily to decreases in research and development outside services expenses, wafer fabrication expenses, prototype device development expenses, non-cash stock option and restricted stock amortization expenses, laboratory materials and supplies expenses, research and development travel expenses, general and administrative consulting fees, research and development testing expenses, accounting and auditing fees, general and administrative recruiting fees, and business insurance expenses. These decreases were offset by increases in salary expense, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, depreciation expense, and legal fees, and a decrease in interest income on money market account.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park Capital Fund, LLC (institutional investor) (“Lincoln Park”) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at the market sales agreement with Roth Capital as described in Note 9 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options.

On July 26, 2024, we filed a $100 million universal shelf registration statement which became effective on August 5, 2024. On February 28, 2023, we entered into a purchase agreement with Lincoln Park (the “2023 Purchase Agreement”) to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $0 remains available pursuant to the 2023 Purchase Agreement. On March 17, 2025, we entered into a purchase agreement with Lincoln Park (the “2025 Purchase Agreement”) to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $27,846,150 remains available pursuant to the 2025 Purchase Agreement. On December 9, 2022, we entered into the at the market sales agreement with Roth Capital, as sales agent, (the “Roth Sales Agreement”) pursuant to which we may offer and sell up to $35 million in shares of our registered common stock, from time to time through Roth Capital. As of the date of this filing, $26,949,862 remains available pursuant to the Roth Sales Agreement.

During the six months ended June 30, 2025, the Company received $1,486,983 in proceeds pursuant to the 2023 Purchase Agreement, $688,000 in proceeds pursuant to the 2025 Purchase Agreement, $499,883 in proceeds pursuant to the Roth Sales Agreement, $204,000 in proceeds pursuant to the exercise of options, and $75,000 in cash collections from the material supply and license agreement.

During the six months ended June 30, 2025, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $1,786,000 of expenditures per month over the next 12 months.

We expect the proceeds received pursuant to the 2025 Purchase Agreement and any future purchase agreements with Lincoln Park, Roth Sales Agreement, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through October 2026 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2025 and beyond because of the following planned activities:

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

Roth Sales Agreement – Roth Capital

On December 9, 2022, we entered into the Roth Sales Agreement with Roth Capital, as sales agent. Pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35 million in shares of our common stock, from time to time through Roth Capital. Upon delivery of a placement notice based on our Company’s instructions and subject to the terms and conditions of the Roth Sales Agreement, Roth Capital may sell the shares by methods deemed to be an "at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of our Company. We are not obligated to make any sales of shares under this agreement. The Company or Roth Capital may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Roth Capital will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We have agreed to pay Roth Capital commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Roth Sales Agreement.

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

Analysis of Cash Flows

For the six months ended June 30, 2025

Net cash used in operating activities was $7,260,222 for the six months ended June 30, 2025, primarily attributable to the net loss of $10,369,156 adjusted by $1,282,692 in options issued for services, $401,863 amortization of deferred compensation, $384,925 amortization of performance stock units, $11,113 amortization of restricted stock units, $705,500 non-cash compensation expense from stock option exercises, $243,830 in common stock issued as commitment shares under the 2023 and 2025 Purchase Agreements, $943,089 in depreciation expenses and patent amortization expenses, $100,938 amortization of right of use asset, $28,800 gain on disposal of property and equipment, $34,812 in accounts receivable, ($237,115) in prepaid expenses and other current assets, and ($733,913) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,002,226 for the six months ended June 30, 2025, consisting of $108,332 in cost for intangibles and $893,894 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $2,701,430 for the six months ended June 30, 2025, and consisted of $204,000 in proceeds from exercise of options, $171,926 cashless option exercise tax payments, $12,875 cashless tax payment on vested restricted stock awards, $2,174,983 in proceeds from the sale of common stock pursuant to the 2023 and 2025 Purchase Agreements and $507,248 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On June 30, 2025, our cash and cash equivalents totaled $22,106,946, our assets totaled $32,436,267, our liabilities totaled $3,602,097 and we had stockholders’ equity of $28,834,170.

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

Net cash provided by financing activities was $8,240,733 for the six months ended June 30, 2024 and consisted of $245,250 in proceeds from exercise of options and warrants, $7,495,600 in proceeds from resale of common stock to Lincoln Park and $499,883 in proceeds from at the market sale of common stock by Roth Capital.

On June 30, 2024, our cash and cash equivalents totaled $29,195,815, our assets totaled $39,798,833, our liabilities totaled $4,176,940 and we had stockholders’ equity of $35,621,893.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the six months ended June 30, 2025. See Note 7 - Leases to the financial statements herein for a discussion of our operating lease for office and laboratory space.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 At June 30, 2025, we had $22.1 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all of our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At June 30, 2025, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on June 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we have incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $10.4 million for the six months ended June 30, 2025, and a net loss of $22.5 million for the year ended December 31, 2024, and $21.0 million for the year ended December 31, 2023. As of June 30, 2025, we had an accumulated deficit of $160.8 million. We anticipate that we will continue to incur operating losses through at least 2025.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through October 2026; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the 2025 Purchase Agreement for up to $30 million we entered into with Lincoln Park on March 17, 2025; and (ii) Roth Sales Agreement for up to $35 million we entered into with Roth Capital on December 9, 2022; we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $27.8 million pursuant to the 2025 Purchase Agreement with Lincoln Park, subject to the conditions set forth therein, and $26.9 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Articles of Incorporation	Incorporated by reference to Company’s Form 10-SB as filed with the SEC on April 13, 2007 (File No. 000-52567).
3.2	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit B of the Company’s Definitive Schedule 14C Information Statement as filed with the SEC on February 19, 2008 (File No. 000-52567).
3.3	Certificate of Amendment to Articles of Incorporation	Incorporated by reference to Exhibit 3.3 of the Company’s Form S-1 Registration Statement as filed with the SEC on August 3, 2015 (File No. 333-206059).
3.4	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 25, 2024 (File No. 001-40766).
10.1*	2025 Equity Incentive Plan (as approved by the Company’s shareholders on May 15, 2025)	Incorporated by reference to Appendix A to the Company’s Proxy Statement pursuant to Section 14(a) of the Exchange Act as filed with the SEC on March 28, 2025 (File No. 001-40766).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025

By:	/s/ James S. Marcelli
James S. Marcelli,
Chief Financial Officer, Chief Operating Officer
(Principal Financial Officer)

Date: August 14, 2025

