Form 10-Q
period 2025-09-30
Lightwave Logic, Inc.
filed 2025-11-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of November 14, 2025 was 133,633,927.

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

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,942,070	$27,667,964
Accounts Receivable	35,753	45,565
Prepaid expenses and other current assets	482,691	401,741
TOTAL CURRENT ASSETS	35,460,514	28,115,270

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $7,366,487 and $6,037,723	5,319,625	5,691,545

OTHER ASSETS
Intangible assets - net of accumulated amortization of $852,337 and $771,631	1,513,506	1,355,445
Operating Lease - Right of Use - Building	2,493,021	2,645,723
TOTAL OTHER ASSETS	4,006,527	4,001,168

TOTAL ASSETS	$44,786,666	$37,807,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$388,466	$515,955
Accrued bonuses and accrued expenses	403,588	877,165
Accounts payable and accrued expenses - related parties	151,089	200,779
Contract liability	10,708	23,208
Operating lease liability	187,940	168,289
TOTAL CURRENT LIABILITIES	1,141,791	1,785,396

LONG TERM LIABILITIES
Operating lease liability	2,454,363	2,598,682
TOTAL LONG TERM LIABILITIES	2,454,363	2,598,682

TOTAL LIABILITIES	3,596,154	4,384,078

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 132,705,151 and 123,301,653 issued and outstanding at September 30, 2025 and December 31, 2024	132,705	123,302
Additional paid-in-capital	207,206,267	184,363,772
Deferred compensation	(272,311)	(656,735)
Accumulated deficit	(165,876,149)	(150,406,434)

TOTAL STOCKHOLDERS' EQUITY	41,190,512	33,423,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,786,666	$37,807,983

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

NET SALES	$29,166	$22,916	$77,688	$72,688

COST AND EXPENSE
Cost of sales	—	1,236	5,491	6,411
Research and development	2,917,473	3,828,301	8,648,632	12,811,221
General and administrative	2,290,839	1,490,481	7,113,774	4,642,603
TOTAL COST AND EXPENSE	5,208,312	5,320,018	15,767,897	17,460,235

LOSS FROM OPERATIONS	(5,179,146)	(5,297,102)	(15,690,209)	(17,387,547)

OTHER INCOME (EXPENSE)
Interest income	193,341	222,404	549,442	727,470
Commitment fee	(80,210)	(15,875)	(324,040)	(121,834)
Loss on disposal of property and equipment and intangible assets	(34,425)	(210,274)	(5,625)	(213,440)
Other expense (income)	(119)	(66)	717	(5,157)

NET LOSS	$(5,100,559)	$(5,300,913)	$(15,469,715)	$(17,000,508)

LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	129,644,824	120,901,708	126,303,617	120,005,472

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT JUNE 30, 2025	126,466,708	$126,467	$189,836,354	$(353,061)	$(160,775,590)	28,834,170

Common stock issued to institutional investor	1,250,000	1,250	2,317,255	—	—	2,318,505
Common stock issued for commitment shares	37,884	38	80,172	—	—	80,210
Common stock sales at the market by investment banking company	4,673,694	4,673	13,865,621	—	—	13,870,294
Exercise of options	60,250	60	46,619	—	—	46,679
Options issued for services	—	—	410,948	—	—	410,948
Performance stock units (PSUs) issued for services	—	—	171,650	—	—	171,650
Restricted stock units (RSUs) issued for services	216,615	217	477,648	—	—	477,865
Deferred compensation	—	—	—	80,750	—	80,750
Net loss for the three months ended September 30, 2025	—	—	—	—	(5,100,559)	(5,100,559)

BALANCE AT SEPTEMBER 30, 2025	132,705,151	$132,705	$207,206,267	$(272,311)	$(165,876,149)	$41,190,512

	Nine Months Ended September 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2024	123,301,653	$123,302	$184,363,772	$(656,735)	$(150,406,434)	$33,423,905

Common stock issued to institutional investor	2,935,881	2,936	4,490,552	—	—	4,493,488
Common stock issued for commitment shares	299,270	299	323,741	—	—	324,040
Common stock sales at the market by investment banking company	5,042,105	5,041	14,372,501	—	—	14,377,542
Exercise of options	342,750	343	250,336	—	—	250,679
Cashless exercise of 1,350,000 options	434,148	434	533,140	—	—	533,574
Options issued for services	—	—	1,693,640	—	—	1,693,640
Options issued to settle accrued bonuses	—	—	48,068	—	—	48,068
Performance stock units (PSUs) issued for services	—	—	556,575	—	—	556,575
Restricted stock units (RSUs) issued for services	216,615	217	488,761	—	—	488,978
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	132,729	133	85,181	(98,189)	—	(12,875)
Deferred compensation	—	—	—	482,613	—	482,613
Net loss for the nine months ended September 30, 2025	—	—	—	—	(15,469,715)	(15,469,715)

BALANCE AT SEPTEMBER 30, 2025	132,705,151	$132,705	$207,206,267	$(272,311)	$(165,876,149)	$41,190,512

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT JUNE 30, 2024	120,706,365	$120,707	$175,608,888	$(536,714)	$(139,570,988)	$35,621,893

Common stock issued to institutional investor	650,000	650	1,679,650	—	—	1,680,300
Common stock issued for commitment shares	5,701	5	15,868	—	—	15,873
Common stock sales at the market by investment banking company	75,000	75	214,943	—	—	215,018
Exercise of options	10,000	10	7,190	—	—	7,200
Options issued for services	—	—	1,130,783	—	—	1,130,783
Restricted stock awards issued for services	24,412	24	71,604	(71,628)	—	—
Deferred compensation	—	—	—	101,416	—	101,416
Net loss for the three months ended September 30, 2024	—	—	—	—	(5,300,913)	(5,300,913)

BALANCE AT SEPTEMBER 30, 2024	121,471,478	$121,471	$178,728,926	$(506,926)	$(144,871,901)	$33,471,570

	Nine Months Ended September 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$164,619,363	$(432,293)	$(127,871,393)	$36,433,814

Common stock issued to institutional investor	2,600,000	2,600	9,173,300	—	—	9,175,900
Common stock issued for commitment shares	31,132	31	121,802	—	—	121,833
Common stock sales at the market by investment banking company	202,150	202	714,699	—	—	714,901
Exercise of options	365,000	365	237,835	—	—	238,200
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	3,468,243	—	—	3,468,243
Restricted stock awards issued for services	116,887	117	379,453	(379,570)	—	—
Deferred compensation	—	—	—	304,937	—	304,937
Net loss for the nine months ended September 30, 2024	—	—	—	—	(17,000,508)	(17,000,508)

BALANCE AT SEPTEMBER 30, 2024	121,471,478	$121,471	$178,728,926	$(506,926)	$(144,871,901)	$33,471,570

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,469,715)	$(17,000,508)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	1,693,640	3,468,243
Amortization of deferred compensation	482,613	304,937
Performance stock units issued for services	556,575	—
Restricted stock units issued for services	488,978	—
Non-cash compensation expense from stock option exercises	705,500	—
Common stock issued for commitment shares	324,040	121,833
Depreciation and amortization of patents	1,434,610	1,240,639
Amortization of right of use asset	152,702	143,239
Loss on disposal of property and equipment and intangible assets	5,625	213,440
(Increase) decrease in assets
Accounts receivable	9,812	3,562
Prepaid expenses and other current assets	(80,950)	675,537
(Decrease) increase in liabilities
Accounts payable	(127,489)	(997,846)
Accrued bonuses, accrued expenses and other liabilities	(425,509)	(299,994)
Accounts payable and accrued expenses-related parties	(49,690)	(136,738)
Contract liability	(12,500)	(12,500)
Deferred lease liability	—	(31,333)
Operating lease liability	(124,668)	(106,733)

Net cash used in operating activities	(10,436,426)	(12,414,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(273,192)	(343,233)
Purchase of property and equipment	(953,184)	(1,935,416)

Net cash used in investing activities	(1,226,376)	(2,278,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	250,679	252,450
Cashless option exercise tax payments	(171,926)	—
Cashless tax payment on vested restricted stock awards	(12,875)	—
Issuance of common stock, institutional investor	4,493,488	9,175,900
Common stock sales at the market by investment banking company	14,377,542	714,901

Net cash provided by financing activities	18,936,908	10,143,251

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,274,106	(4,549,620)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,667,964	31,432,087

CASH AND CASH EQUIVALENTS - END OF PERIOD	$34,942,070	$26,882,467

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$48,068	$—
Trade-in credit for purchase of property and equipment	$28,800	$—
Restricted stock awards issued for services	$169,846	$379,570

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. (the “Company”). These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended, as originally filed with the Securities and Exchange Commission on March 18, 2025 and Amendment No. 1 to the Form 10-K filed on March 28, 2025 (the “2024 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2024 Annual Report. The interim operating results for the three and nine months ending September 30, 2025 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14.” The bill contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the full effects of the legislation on the Company's estimated annual effective tax rate, deductibility of certain R&D expenses, and Section 174 costs capitalization methodology.

NOTE 2 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements.  The Company expects that it will incur approximately $2,200,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through March 2027. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 9). As of the date of this filing, pursuant to the purchase agreement, the Company has received $3,237,005, and the remaining available amount of $26,762,995 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 9). As of the date of this filing, pursuant to the sales agreement, the Company has received $22,081,511, and the remaining available amount of $12,235,261 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 3). For the three and nine months ended September 30, 2025, the Company recognized $29,166 and $77,688 in revenue related to this agreement, respectively. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 3 – REVENUE (CONTINUED)

The Company anticipates that additional future revenue will be generated from royalties from the licensee’s sale of Licensed Product that exceed the minimum royalty payments and milestone license fees.

During 2024, the Company performed device processing work for a customer.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $10,708 and $23,208 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of September 30, 2025 and December 31, 2024, respectively. For the three months ended September 30, 2025 and 2024, the Company recognized $29,166 and $22,916 in revenue related to this agreement, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $77,688 and $58,938, in revenue related to this agreement, respectively.

In March 2024, the Company completed device processing work on the devices supplied by a customer. Revenue for this contract was recognized at the time of shipment of the devices back to the customer and amounted to $0 and $13,750 for the three and nine months ended September 30, 2024, respectively.

Contract balances are as follows:

	September 30, 2025	December 31, 2024

Accounts receivable, net	$35,753	$45,565
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$10,708	$23,208

Significant changes in the contract balances for the nine months ended September 30, 2025 are as follows:

	Nine Months Ended September 30, 2025
	Assets	Liabilities
Balance at December 31, 2024	$45,565	$(23,208)
Revenue recognized that was previously included in contract liability	—	12,500
Decreases/increases due to cash received	(75,000)	—
Billed receivables recorded	29,435	—
Transferred to receivables from unbilled receivables	(29,435)	—
Unbilled receivables recorded	65,188	—
Balance at September 30, 2025	$35,753	$(10,708)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2025	December 31, 2024

Insurance	$247,901	$154,945
Software licenses	99,207	151,451
Subscriptions	43,817	—
Rent	36,525	36,525
Investor relations	32,493	5,271
Other	22,748	9,415
Prototype devices	—	44,134

	$482,691	$401,741

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2025	December 31, 2024

Office equipment	$187,650	$155,511
Lab equipment	11,857,792	10,953,487
Furniture	66,438	54,493
Leasehold improvements	440,855	432,400
Software	133,377	133,377
	12,686,112	11,729,268
Less: Accumulated depreciation	7,366,487	6,037,723

Property and equipment, net	$5,319,625	$5,691,545

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 5 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended September 30, 2025 and 2024 was $464,224 and $386,981, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $1,353,904 and $1,148,472, respectively. During the three months ended September 30, 2025, the Company did not dispose of or retire property and equipment. During the nine months ended September 30, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800. During the three months ended September 30, 2024, the Company did not retire any property and equipment. During the nine months ended September 30, 2024, the Company retired property and equipment with a cost of $169,010 and accumulated depreciation of $165,844 for a loss of $3,166.

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

Intangible assets consist of the following:

	September 30, 2025	December 31, 2024

Patents	$2,365,843	$2,127,076
Less: Accumulated amortization	852,337	771,631

Intangible assets, net	$1,513,506	$1,355,445

Amortization expense for the three months ended September 30, 2025 and 2024 was $27,297 and $48,921, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $80,706 and $92,167, respectively. During the three and nine months ended September 30, 2025, the Company retired certain expired patent applications with a cost of $34,425 for a loss of $34,425. During the three and nine months ended September 30, 2024, the Company retired certain expired patent applications and patents with a cost of $217,176 and accumulated amortization of $6,902 for a loss of $210,274.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

On November 22, 2022, the Company entered into an amendment to the Lease (“the Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty-eight (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term was approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises.

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

Undiscounted future minimum lease payments under the Amended Lease as of September 30, 2025, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

2025	$97,152
2026	399,199
2027	411,174
2028	423,612
2029	436,300
Thereafter	1,921,271
3,688,708
Less discounted interest	(1,046,405)

TOTAL	$2,642,303

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 7 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2025
Weighted average remaining lease term (in years)	8.33
Weighted average discount rate	8.25%

As of September 30, 2025, current operating leases had remaining terms between 3 months and 8.3 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2025, the Company did not have any finance leases.

Operating and short-term lease costs totaling $87,353 and $26,784 are included in research and development and general and administrative expense, respectively, for the three months ended September 30, 2025. Operating and short-term lease costs totaling $110,011 and $25,405 are included in research and development and general and administrative expenses, respectively, for the three months ended September 30, 2024. Operating and short-term lease costs totaling $284,474 and $80,353 are included in research and development and general and administrative expense, respectively, for the nine months ended September 30, 2025. Operating and short-term lease costs totaling $403,690 and $76,211 are included in research and development and general and administrative expenses, respectively, for the nine months ended September 30, 2024.

NOTE 8 – INCOME TAXES

There is no income tax benefit for the losses for the three and nine months ended September 30, 2025 and 2024 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three- and nine-month period ended September 30, 2025. The Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

During the period February 28, 2023 through September 30, 2025, the institutional investor purchased 7,756,336 shares of common stock for proceeds of $30,000,000 and the Company issued 101,781 shares of common stock as additional commitment fee, valued at $518,265 fair value, leaving zero in reserve for additional commitment fees. During the three-month period ended September 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 0 shares of common stock. During the three-month period ended September 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 650,000 shares of common stock for proceeds of $1,680,300 and the Company issued 5,701 shares of common stock as additional commitment fee, valued at $15,873 fair value. During the nine-month period ended September 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,035,881 shares of common stock for proceeds of $1,486,983 and the Company issued 5,046 shares of common stock as additional commitment fee, valued at $8,029 fair value. During the nine-month period ended September 30, 2024, pursuant to the purchase agreement, the institutional investor purchased 2,600,000 shares of common stock for proceeds of $9,175,900 and the Company issued 31,132 shares of common stock as additional commitment fee, valued at $121,833 fair value. As of September 30, 2025, no amounts remain available under this purchase agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

During the three-month period ended September 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,250,000 shares of common stock for proceeds of $2,318,505 and the Company issued 37,884 shares of common stock as additional commitment fee, valued at $80,210 fair value. During the nine-month period ended September 30, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,900,000 shares of common stock for proceeds of $3,006,505 and the Company issued 49,126 shares of common stock as additional commitment fee, valued at $93,021 fair value. During October and November 2025, pursuant to the purchase agreement, the institutional investor purchased 50,000 shares of common stock for proceeds of $230,500 and the Company issued 3,766 shares of common stock as additional commitment fee, valued at $17,813 fair value, leaving 437,304 in reserve for additional commitment fees.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at-the-market offering”. The sales agent is entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell.

During the three-month period ended September 30, 2025, pursuant to the sales agreement, the investment banking company sold 4,673,694 shares of the Company’s common stock for proceeds of $13,870,294 after a payment of the commission in the amount of $428,981 to the investment banking company. During the three-month period ended September 30, 2024, pursuant to the sales agreement, the investment banking company sold 75,000 shares of the Company’s common stock for proceeds of $215,018 after a payment of the commission in the amount of $6,651 to the investment banking company. During the nine-month period ended September 30, 2025, pursuant to the sales agreement, the investment banking company sold 5,042,105 shares of the Company’s common stock for proceeds of $14,377,542 after a payment of the commission in the amount of $444,670 to the investment banking company. During the nine-month period ended September 30, 2024, pursuant to the sales agreement, the investment banking company sold 202,150 shares of the Company’s common stock for proceeds of $714,901 after a payment of the commission in the amount of $22,112 to the investment banking company. During October and November 2025, pursuant to the sales agreement, the investment banking company sold 843,748 shares of the Company’s common stock for proceeds of $4,408,115 after a payment of the commission in the amount of $136,334 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

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

Effective June 24, 2016, the 2007 Plan was terminated. As of September 30, 2025, options to purchase 350,000 shares of common stock have been issued and are outstanding under the 2007 Plan.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units were authorized for issuance. Effective May 15, 2025, the 2016 Plan was terminated. As of September 30, 2025, options to purchase 7,601,090 shares of common stock have been issued and are outstanding, 498,694 restricted shares of common stock have been granted, net of forfeitures, and 2,187,501 performance stock units have been granted under the 2016 Plan. On September 12, 2025, 1,616,380 of the performance stock units held by one Company executive were converted to restricted stock units.

During 2025, the Board of Directors of the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”) that was approved by the shareholders at the 2025 annual meeting of shareholders on May 15, 2025. Under the 2025 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 6,000,000 shares of common stock to employees, directors and consultants. As of September 30, 2025, options to purchase 451,250 shares of common stock have been issued and are outstanding and 1,509,842 restricted stock units have been granted under the 2025 Plan. As of September 30, 2025, 4,038,908 shares of common stock remain available for grants under the 2025 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for the nine-month period ended September 30, 2025: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 82.0%, risk-free interest rate between 4.18% to 4.48% and expected option life of 10 years, which is based on the legal contractual life of the options.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

The Black-Scholes option pricing model assumptions for nine-month period ended September 30, 2024 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 76.3% to 77.1%, risk-free interest rate between 3.73% to 4.28% and expected option life of 10 years.

As of September 30, 2025, there was $1,882,130 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2028.

Share-based compensation was recognized as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Stock options	$410,948	$1,130,783	$1,693,640	$3,468,243
Restricted stock awards	80,750	101,416	482,613	304,937
Restricted stock units	477,865	—	488,978	—
Performance stock units	171,650	—	556,575	—

Total share-based compensation	$1,141,213	$1,232,199	$3,221,806	$3,773,180

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2025:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2024	9,899,859	$0.51 - $16.81	$3.07

Granted	763,586	$0.99 - $3.56	$1.74
Expired	(75,000)	$0.67 - $0.69	$0.68
Forfeited	(93,355)	$0.99 - $5.58	$3.26
Exercised	(1,692,750)	$0.69 - $1.96	$0.71

Outstanding, September 30, 2025	8,802,340	$0.51 - $16.81	$3.42

Exercisable, September 30, 2025	7,838,811	$0.51 - $16.81	$3.53

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2025 was $11,894,663 and $10,597,254, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $3.71 for the Company’s common stock on September 30, 2025. During the nine-month period ended September 30, 2025, 1,692,750 options were exercised for proceeds of $250,679 and no warrants were exercised.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2025	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	7,838,811	5.9 Years	$3.53

Restricted Stock Awards and Units

On February 17, 2025, the executive leadership team approved a grant totaling 20,000 RSAs to a Company’s employee. Each RSA had a grant date fair value of $1.50 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vest in 12 quarterly installments beginning April 1, 2025.

On May 14, 2025, the executive leadership team approved a grant totaling 140,000 RSAs to certain Company employees. Each RSA had a grant date fair value of $0.99 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSAs were granted under the 2016 Plan and vest in 12 quarterly installments beginning June 1, 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Restricted Stock Awards and Units (Continued)

On June 20, 2025, the executive leadership team approved a grant totaling 180,000 Restricted Stock Units (RSUs) to a Company’s employee. Each RSU had a grant date fair value of $1.22 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 12 quarterly installments beginning August 19, 2025.

On June 30, 2025, the Compensation Committee of the Board of Directors approved grants of 80,645 RSUs to each of the Company’s five outside directors. Each RSU had a grant date fair value of $1.24 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 4 quarterly installments beginning July 15, 2025.

On September 2, 2025, the executive leadership team approved a grant totaling 100,000 RSUs to a Company’s employee. Each RSU had a grant date fair value of $3.56 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 12 quarterly installments beginning December 2, 2025.

On September 12, 2025, the Compensation Committee of the Board of Directors approved grants of 826,617 RSUs to a Company’s executive. Each RSU had a grant date fair value of $3.22 which shall be amortized on a straight-line basis over the vesting period into stock-based compensation expenses within the Statement of Comprehensive Loss. Such RSUs were granted under the 2025 Plan and vest in 3 installments beginning September 12, 2026.

Upon the occurrence of a Change in Control, 100% of the unvested RSAs and RSUs shall vest as of the date of the Change in Control. Upon vesting, the restrictions on the shares lapse.

The fair value of restricted stock awards and units is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the nine-month period ended September 30, 2025 is as follows:

	Restricted Stock Awards Nine Month Period Ended September 30, 2025		Restricted Stock Units Nine Month Period Ended September 30, 2025

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	227,492	$3.28	—	$—

Granted	160,000	1.06	3,126,222	2.86
Vested	(187,119)	2.82	(216,615)	1.24
Cancelled and forfeited	(17,367)	4.13	—	—

Non-vested, end of period	183,006	$1.73	2,909,607	$2.98

Restricted stock awards and units are being amortized to expense over the shorter of the requisite service period or the vesting period. As of September 30, 2025 and 2024, the unamortized value of the restricted stock awards was $272,310 and $506,925, respectively. As of September 30, 2025 and 2024, the unamortized value of the restricted stock units was $8,453,072 and $0, respectively.

Performance Stock Units

On April 18, 2025, the Company granted 2,187,501 performance stock units (PSUs) subject to both performance-based and service vesting requirements to the Company’s executives. Performance vesting requirements are tied to various individual and corporate goals related to the Company’s commercialization, as measured over a one-year performance period. The grant date fair value of the PSUs granted was $2,029,126, as determined by the Company’s closing common stock price on the date of the grant. The grant date fair value per share was $0.93.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 10 – STOCK BASED COMPENSATION (CONTINUED)

Performance Stock Units (Continued)

On September 12, 2025, in conjunction with entering into a multi-year employment agreement with the Company’s Chief Executive Officer (“CEO”), the Company modified 1,616,380 of the PSUs held by the CEO by removing the performance conditions and converting the awards into RSUs, with vesting subject to continued service. Consistent with ASC 718, $258,264 compensation expense recognized from the grant date through the modification date was based on the original grant-date fair value of $0.93 per share and the probability of achieving performance conditions based on the evaluation as of the modification date. Upon the modification, the Company determined the fair values of the modified and the original awards, and the incremental fair value of $2,776,731, together with the remaining unrecognized original grant-date fair value of $1,201,043, will be recognized prospectively, over the remaining vesting period.

The Company determined that achievement of some performance conditions for the remaining PSUs is probable as of September 30, 2025, and accordingly has recognized expense for the portion of the awards expected to vest, on a straight-line basis over the requisite service period for each tranche. For the three and nine months ended September 30, 2025, the Company recorded $171,650 and $556,575 stock-based compensation expense related to the PSU vesting, respectively. As of September 30, 2025, a total of 571,121 PSUs remain outstanding. No PSUs were outstanding or expensed in the comparable periods of 2024.

NOTE 11 – LOSS PER SHARE

The Company calculates earnings (loss) per share ("EPS") in accordance with FASB ASC Topic 260, Earnings Per Share, which requires the presentation of both basic and diluted EPS. Basic EPS is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. For periods in which a net loss from continuing operations is reported, diluted EPS is calculated as the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive. Consequently, the denominator for the diluted loss per share calculation does not include the effect of potential common shares.

Basic and diluted loss per common share for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

NET LOSS	$(5,100,559)	$(5,300,913)	$(15,469,715)	$(17,000,508)

LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	129,644,824	120,901,708	126,303,617	120,005,472

For the three and nine months ended September 30, 2025, the Company excluded from the calculation of diluted loss per share 2,521,234 and 1,587,643 shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position. For the three and nine months ended September 30, 2024, the Company excluded from the calculation of diluted loss per share 3,848,374 and 4,072,305 shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position.

The calculation of diluted loss per common share also excludes non-vested restricted stock units and earned but not issued performance stock units that are anti-dilutive based upon the terms of the awards. Such shares were 653,332 and 241,865 for the three and nine months ended September 30, 2025, respectively, and zero for the three and nine months ended September 30, 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 12 – RELATED PARTIES

During the three- and nine-months period ended September 30, 2025, and 2024, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related party transactions for the three and nine months ended September 30, 2025 were as follows:

•	The Company incurred $4,200 and $73,843 in legal fees and expense reimbursements with a related party law firm for the three and nine months ended September 30, 2025, respectively. Related accrual was $72,950 as of September 30, 2025.

•	The Company incurred $1,560 and $41,300 in accounting and IT service fees and expense reimbursements to related parties for the three and nine months ended September 30, 2025, respectively. Related accrual was $240 as of September 30, 2025.

•	The Company incurred $61,001 and $169,637 in fees and travel expenses to directors for the three and nine months ended September 30, 2025, respectively. Related accrual was $57,899 as of September 30, 2025.

•	The Company incurred $67,500 and $232,500 in consulting fees to an advisory board member and a member of the board of directors for the three and nine months ended September 30, 2025, respectively. Related accrual was $20,000 as of September 30, 2025.

Related party transactions for the three and nine months ended September 30, 2024 were as follows:

•	The Company incurred $14,900 and $77,659 in legal fees with a related party law firm for the three and nine months ended September 30, 2024, respectively. Related accrual was $90,360 as of December 31, 2024.

•	The Company incurred $27,042 and $189,163 in accounting and IT service fees and expense reimbursements to related parties for the three and nine months ended September 30, 2024, respectively. Related accrual was $8,326 as of December 31, 2024.

•	The Company incurred $65,954 and $177,293 in fees and travel expenses to directors for the three and nine months ended September 30, 2024, respectively. Related accrual was $72,748 as of December 31, 2024.

•	The Company incurred $101,700 and $324,073 in consulting fees and travel reimbursements to advisory board members for the three and nine months ended September 30, 2024, respectively. Related accrual was $29,345 as of December 31, 2024.

NOTE 13 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals.  The Company matches 100% of each participant contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible participants charged to expense were $49,595 and $36,432 for the three months ended September 30, 2025 and 2024, respectively. Matching contributions to all eligible participants charged to expense were $135,072 and $95,524 for the nine months ended September 30, 2025 and 2024, respectively. The plan is subject to the annual IRS elective deferral limit of $23,500 per employee for 2025, $7,500 catch-up for those aged 50 and over, and $11,250 or 150% of the regular catch-up limit for those aged 60-63.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2025 AND 2024

NOTE 14 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), evaluates the business as a whole and does not receive discrete financial information for separate business units. The CODM is responsible for evaluating financial results and making resource allocation decisions.

Measure of Segment Profit or Loss

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three- and nine-months period ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

NET SALES	$29,166	$22,916	$77,688	$72,688

COSTS OF SALES	—	1,236	5,491	6,411

OPERATING EXPENSE
Research and development	2,917,473	3,828,301	8,648,632	12,811,221
General and administrative	2,290,839	1,490,481	7,113,774	4,642,603
	5,208,312	5,318,782	15,762,406	17,453,824

LOSS FROM OPERATIONS	(5,179,146)	(5,297,102)	(15,690,209)	(17,387,547)

OTHER INCOME (EXPENSE)
Interest income	193,341	222,404	549,442	727,470
Commitment fee	(80,210)	(15,875)	(324,040)	(121,834)
Loss on disposal of property and equipment and intangible assets	(34,425)	(210,274)	(5,625)	(213,440)
Other (expense) income	(119)	(66)	717	(5,157)

NET LOSS	$(5,100,559)	$(5,300,913)	$(15,469,715)	$(17,000,508)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

Entity-Wide Disclosures

•	Geographic Revenue Information: for the three and nine months ended September 30, 2025, 100% of the Company’s net sales were generated internationally. For the three months ended September 30, 2024, 100% of the Company's net sales were generated internationally. For the nine months ended September 30, 2024, 19% of the Company's net sales were generated in the United States and 81% internationally.

•	Major Customers: the Company has one customer that accounted for 10% or more of total revenue.

NOTE 15 – CONCENTRATION OF CREDIT RISK

The Company is exposed to concentrations of credit risk primarily through its accounts receivable. As of September 30, 2025, one customer accounted for 100% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Management believes the credit risk associated with this customer is mitigated by the customer’s financial condition and payment history.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. Our Company is also in various stages of new materials development and evaluation with potential customers and strategic partners. We expect to continue to obtain a revenue stream from technology licensing agreements, and to obtain additional revenue streams from technology transfer agreements and direct sale of our electro-optic materials. We saw increased interest in our materials during 2024 and 2025, driven by the need for higher speed connections to scale the AI-enabled network infrastructure and we are in discussions on future license agreements. In December 2024, we made the decision to focus our commercial and R&D efforts on the EO Polymer materials development and manufacturing. Although we continue to develop full Photonic Integrated Circuits and packaged device designs as part of our internal technology and process development roadmap, we are not actively promoting the sale of such PICs and/or packaged devices to external customers, but rather EO Polymer materials supply and license agreements.

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

We expect our polymer material to be used initially in modulator products that will operate at symbol rates at least 112 Gigabaud which is roughly 200Gbps when utilized with PAM4 encoding schemes. Our devices are highly linear and can also enable the performance required to take advantage of more advanced complex encoding schemes if required.

Capital Requirements

We commenced commercial operations in May 2023, and we do not generate sufficient revenues to pay for our operating expenses. We have incurred substantial net losses since inception. We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2025 to three months ended September 30, 2024

Revenues

During the three months ended September 30, 2025, we recognized $29,166 of licensing and royalty revenue. During the three months ended September 30, 2024, we recognized $22,916 of licensing and royalty revenue.

During the three months ended September 30, 2025 and 2024, 100% of the Company’s net sales were generated internationally.

Cost of Sales

During the three months ended September 30, 2025, we recognized $0 in cost of sales. During the three months ended September 30, 2024, we recognized $1,236 in Cost of Sales.

Operating Expenses

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$2,917,473	$3,828,301	$(910,828)	-24%
General and administrative	2,290,839	1,490,481	800,358	54%
	$5,208,312	$5,318,782	$(110,470)	-2%

Research and development expenses decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to decreases in research and development non-cash stock option and restricted stock awards and units amortization expenses, research and development salary and employee benefits expenses, prototype device development expenses, and research and development travel expenses.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase because of accelerated development efforts to support commercialization of our non-linear optical polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to increases in general and administrative salary and employee benefits expenses and general and administrative non-cash stock option and restricted stock awards and units amortization expenses, offset by a decrease in legal expenses.

Other Income (Expense)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Other Income (Expense)	$75,587	$(3,811)	$79,398	2083	%

Other income increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a $175,849 decrease in loss due to retirement of certain expired patent applications and patents, offset by a $64,335 increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $29,063 decrease in interest income on money market account.

Net Loss

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$5,100,559	$5,300,913	$(200,354)	-4%

Net loss was $5,100,559 and $5,300,913 for the three months ended September 30, 2025 and 2024, respectively, for a decrease of $200,354 due primarily to decreases in prototype device development expenses, loss due to retirement of certain expired patent applications and patents, decreases in legal fees, non-cash stock option and restricted stock awards and units amortization expenses, and research and development travel expenses. These decreases were offset by increases in salary and employee benefits expenses, and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, and a decrease in interest income on money market account.

Results of Operations

Comparison of nine months ended September 30, 2025 to nine months ended September 30, 2024

Revenues

During the nine months ended September 30, 2025, we recognized $77,688 of licensing and royalty revenue. During the nine months ended September 30, 2024, we recognized $58,938 of licensing and royalty revenue and $13,750 revenue for the device processing work on the device supplied by a customer.

For the nine months ended September 30, 2025, 100% of the Company’s net sales were generated internationally. For the nine months ended September 30, 2024, 19% of the Company's net sales were generated in the United States and 81% internationally. The Company has one customer that accounted for 10% or more of total revenue.

Cost of Sales

During the nine months ended September 30, 2025, we recognized $5,491 in Cost of Sales. During the nine months ended September 30, 2024, we recognized $6,411 in Cost of Sales.

Operating Expenses

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Research and development	$8,648,632	$12,811,221	$(4,162,589)	-32%
General and administrative	7,113,774	4,642,603	2,471,171	53%
	$15,762,406	$17,453,824	$(1,691,418)	-10%

Research and development expenses decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to decreases in research and development non-cash stock option and restricted stock awards and units amortization expenses, research and development salary and employee benefits expenses, prototype device development expenses, wafer fabrication expenses, laboratory materials and supplies expenses, and research and development travel expenses.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase because of accelerated development efforts to support commercialization of our non-linear optical polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increases in general and administrative salary and employee benefits expenses, and general and administrative non-cash stock option and restricted stock awards and units amortization expenses.

Other Income

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Other Income	$220,494	$387,039	$(166,545)	43%

Other income decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $202,206 increase in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement and a $178,029 decrease in interest income on money market account, offset by a $207,815 decrease in loss due to retirement of certain expired patent applications and patents and trade in and retirement of property and equipment.

Net Loss

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024	Change from Prior Nine Month Period	Percent Change from Prior Nine Month Period

Net Loss	$15,469,715	$17,000,508	$(1,530,793)	-9%

Net loss was $15,469,715 and $17,000,508 for the nine months ended September 30, 2025 and 2024, respectively, for a decrease of $1,530,793 due primarily to decreases in non-cash stock option and restricted stock awards and units amortization expenses, prototype device development expenses, wafer fabrication expenses, laboratory materials and supplies expenses, research and development travel expenses, and loss due to retirement of certain expired patent applications and patents. These decreases were offset by increases in salary and employee benefits expenses, and commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, and a decrease in interest income on money market account.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park Capital Fund, LLC (institutional investor) (“Lincoln Park”) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at-the-market sales agreement with Roth Capital as described in Note 9 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options.

On July 26, 2024, we filed a $100 million universal shelf registration statement which became effective on August 5, 2024. On February 28, 2023, we entered into a purchase agreement with Lincoln Park (the “2023 Purchase Agreement”) to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $0 remains available pursuant to the 2023 Purchase Agreement. On March 17, 2025, we entered into a purchase agreement with Lincoln Park (the “2025 Purchase Agreement”) to sell up to $30 million of registered common stock over a 36-month period. As of the date of this filing, $26,762,995 remains available pursuant to the 2025 Purchase Agreement. On December 9, 2022, we entered into the at-the-market sales agreement with Roth Capital, as sales agent, (the “Roth Sales Agreement”) pursuant to which we may offer and sell up to $35 million in shares of our registered common stock, from time to time through Roth Capital. As of the date of this filing, $12,235,261 remains available pursuant to the Roth Sales Agreement.

During the nine months ended September 30, 2025, the Company received $1,486,983 in proceeds pursuant to the 2023 Purchase Agreement, $3,006,505 in proceeds pursuant to the 2025 Purchase Agreement, $14,377,542 in proceeds pursuant to the Roth Sales Agreement, $250,679 in proceeds pursuant to the exercise of options, and $75,000 in cash collections from the material supply and license agreement.

During the nine months ended September 30, 2025, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party service providers.

Sources and Uses of Cash

Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. We expect that we will incur approximately $2,200,000 of expenditures per month over the next 12 months. On September 30, 2025, our cash and cash equivalents totaled $34,942,070.

We expect the proceeds received pursuant to the 2025 Purchase Agreement and any future purchase agreements with Lincoln Park, Roth Sales Agreement, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to maintain our operations over the next 12 months. Our current cash position enables us to finance our operations through March 2027 before we will be required to replenish our cash reserves. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2025 and beyond because of the following planned activities:

•	The addition of management, sales, marketing, technical, production and other staff to our workforce;

•	Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment;

•	Increased spending in marketing as our products are introduced into the marketplace;

•	Partnering with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries;

•	Developing and maintaining collaborative relationships with strategic partners;

•	Developing and improving our manufacturing processes and quality controls; and

•	Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

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

Roth Sales Agreement – Roth Capital

On December 9, 2022, we entered into the Roth Sales Agreement with Roth Capital, as sales agent. Pursuant to the Roth Sales Agreement, our Company may offer and sell up to $35 million in shares of our common stock, from time to time through Roth Capital. Upon delivery of a placement notice based on our Company’s instructions and subject to the terms and conditions of the Roth Sales Agreement, Roth Capital may sell the shares by methods deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on or through The Nasdaq Capital Market, on any other existing trading market for the Company’s common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, or by any other method permitted by law, including negotiated transactions, subject to the prior written consent of our Company. We are not obligated to make any sales of shares under this agreement. The Company or Roth Capital may suspend or terminate the offering of shares upon notice to the other party, subject to certain conditions. Roth Capital will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq. We have agreed to pay Roth Capital commissions for its services of acting as agent of 3.0% of the gross proceeds from the sale of the shares pursuant to the Roth Sales Agreement.

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

Analysis of Cash Flows

For the nine months ended September 30, 2025

Net cash used in operating activities was $10,436,426 for the nine months ended September 30, 2025, primarily attributable to the net loss of $15,469,715 adjusted by $1,693,640 in options issued for services, $482,613 amortization of deferred compensation, $556,575 amortization of performance stock units, $488,978 amortization of restricted stock units, $705,500 non-cash compensation expense from stock option exercises, $324,040 in common stock issued as commitment shares under the 2023 and 2025 Purchase Agreements, $1,434,610 in depreciation expenses and patent amortization expenses, $152,702 amortization of right of use asset, $28,800 gain on disposal of property and equipment, $34,425 loss due to retirement of certain expired patent applications, $9,812 in accounts receivable, ($80,950) in prepaid expenses and other current assets, and ($739,856) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $1,226,376 for the nine months ended September 30, 2025, consisting of $273,192 in cost for intangibles and $953,184 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $18,936,908 for the nine months ended September 30, 2025, and consisted of $250,679 in proceeds from exercise of options, $171,926 cashless option exercise tax payments, $12,875 cashless tax payment on vested restricted stock awards, $4,493,488 in proceeds from the sale of common stock pursuant to the 2023 and 2025 Purchase Agreements and $14,377,542 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On September 30, 2025, our cash and cash equivalents totaled $34,942,070, our assets totaled $44,786,666, our liabilities totaled $3,596,154 and we had stockholders’ equity of $41,190,512.

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

Net cash provided by financing activities was $10,143,251 for the nine months ended September 30, 2024, and consisted of $252,450 in proceeds from exercise of options and warrants, $9,175,900 in proceeds from the sale of common stock pursuant to the 2023 Purchase Agreement and $714,901 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On September 30, 2024, our cash and cash equivalents totaled $26,882,467, our assets totaled $37,236,197, our liabilities totaled $3,764,627 and we had stockholders’ equity of $33,471,570.

Contractual Obligations

There have been no material changes outside the ordinary course of business in our contractual commitments during the nine months ended September 30, 2025. See Note 7 - Leases to the financial statements herein for a discussion of our operating lease for office and laboratory space.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 At September 30, 2025, we had $34.9 million in cash and cash equivalents. For the purposes of this Item 3 we consider all highly liquid instruments with maturities of three months or less at the time of purchase to be cash equivalents. The fair value of all our cash equivalents is determined based on “Level 1” inputs, which are based upon quoted prices for identical or similar instruments in markets that are active. We do not use any market risk sensitive instruments to hedge any risks, and we hold no market risk sensitive instruments for trading or speculative purposes. We place our cash investments in instruments that meet credit quality standards. At September 30, 2025, we had deposits with a financial institution that exceeded the Federal Depository Insurance coverage.

Market Interest Rate Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. If a 10% change in interest rates had occurred on September 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we have incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $15.5 million for the nine months ended September 30, 2025, and a net loss of $22.5 million for the year ended December 31, 2024, and $21.0 million for the year ended December 31, 2023. As of September 30, 2025, we had an accumulated deficit of $165.9 million. We anticipate that we will continue to incur operating losses through at least 2026.

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

Our business does not presently generate the cash needed to finance our current and anticipated operations. Based on our current operating plan and budgeted cash requirements, we believe that we have sufficient funds to finance our operations through March 2027; however, we will need to obtain additional future financing after that time to finance our operations until such time that we can conduct profitable revenue-generating activities. We expect that we will need to seek additional funding through public or private financings, including equity financings, and through other arrangements, including collaborative arrangements. Poor financial results, unanticipated expenses or unanticipated opportunities could require additional financing sooner than we expect. Other than with respect to (i) the 2025 Purchase Agreement for up to $30 million we entered into with Lincoln Park on March 17, 2025; and (ii) Roth Sales Agreement for up to $35 million we entered into with Roth Capital on December 9, 2022; we have no plans or arrangements with respect to the possible acquisition of additional financing, and such financing may be unavailable when we need it or may not be available on acceptable terms. We currently have a remaining amount of $26.8 million pursuant to the 2025 Purchase Agreement with Lincoln Park, subject to the conditions set forth therein, and $12.2 million that is available to our Company pursuant to the Roth Sales Agreement with Roth Capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

Exhibit No.	Description of Exhibit	Location
3.1	Amended and Restated Articles of Incorporation of Lightwave Logic, Inc. (conformed copy incorporating all amendments through June 8, 2015)	Filed herewith
3.4	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on June 25, 2024 (File No. 001-40766).
10.1*	Employment Agreement between Yves LeMaitre and Lightwave Logic, Inc., dated September 12, 2025	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2025 (File No. 001-40766).
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.	Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.	Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025

By:	/s/ James S. Marcelli
James S. Marcelli,
Chief Financial Officer, Chief Operating Officer
(Principal Financial Officer)

Date: November 14, 2025

