Form 10-Q/A
period 2025-06-30
Lightwave Logic, Inc.
filed 2026-01-20
CIK 1325964

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

  i

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Form 10-Q/A”) is being filed by Lightwave Logic, Inc. (the “Company”) to correct the value of the net shares issued in non-cash option exercises and to update related disclosures within the Notes to the Financial Statements, Management’s Discussion and Analysis and Risk Factors. For the quarter ended June 30, 2025, the correction decreased non-cash compensation expense by $705,499. This non-cash adjustment resulted in a corresponding decrease to additional paid-in capital and net loss. The Form 10-Q/A also reflects a correction to the accumulated deficit and additional paid-in capital balances in the Statements of Stockholders’ Equity stemming from Company’s determination that the value of the net shares issued in non-cash option exercises was also incorrectly expensed in the financial statements for the year ended December 31, 2021. The correction resulted in adjustments of $3,407,443 to the accumulated deficit and additional paid-in capital balances in the Statements of Stockholders’ Equity in this Form 10-Q/A.

Except as described above, no other changes have been made to the Form 10-Q as originally filed on August 14, 2025. This Amendment does not reflect events occurring after the date of the original filing and does not modify or update any other disclosures contained therein.

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

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

(Restated)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,106,946	$27,667,964
Accounts Receivable	10,753	45,565
Prepaid expenses and other current assets	638,856	401,741
TOTAL CURRENT ASSETS	22,756,555	28,115,270

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $6,902,263 and $6,037,723	5,724,559	5,691,545

OTHER ASSETS
Intangible assets - net of accumulated amortization of $825,040 and $771,631	1,410,368	1,355,445
Operating Lease - Right of Use - Building	2,544,785	2,645,723
TOTAL OTHER ASSETS	3,955,153	4,001,168

TOTAL ASSETS	$32,436,267	$37,807,983

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$320,543	$515,955
Accrued bonuses and accrued expenses	434,222	877,165
Accounts payable and accrued expenses - related parties	147,420	200,779
Contract liability	14,875	23,208
Operating lease liability	181,248	168,289
TOTAL CURRENT LIABILITIES	1,098,308	1,785,396

LONG TERM LIABILITIES
Operating lease liability	2,503,789	2,598,682
TOTAL LONG TERM LIABILITIES	2,503,789	2,598,682

TOTAL LIABILITIES	3,602,097	4,384,078

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 126,466,708 and 123,301,653 issued and outstanding at June 30, 2025 and December 31, 2024	126,467	123,302
Additional paid-in-capital	185,723,412	180,956,329
Deferred compensation	(353,061)	(656,735)
Accumulated deficit	(156,662,648)	(146,998,991)

TOTAL STOCKHOLDERS' EQUITY	28,834,170	33,423,905

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,436,267	$37,807,983

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025 (Restated)	June 30, 2024	June 30, 2025 (Restated)	June 30, 2024

NET SALES	$25,605	$19,355	$48,522	$49,772

COST AND EXPENSE
Cost of sales	3,463	—	5,491	5,175
Research and development	2,621,441	4,362,258	5,710,659	8,982,920
General and administrative	2,300,884	1,896,672	4,137,936	3,152,122
TOTAL COST AND EXPENSE	4,925,788	6,258,930	9,854,086	12,140,217

LOSS FROM OPERATIONS	(4,900,183)	(6,239,575)	(9,805,564)	(12,090,445)

OTHER INCOME (EXPENSE)
Interest income	168,253	251,730	356,101	505,066
Commitment fee	(235,801)	(28,982)	(243,830)	(105,959)
Gain (loss) on disposal of property and equipment	—	—	28,800	(3,166)
Other income (expense)	1,098	(2,857)	836	(5,091)

NET LOSS	$(4,966,633)	$(6,019,684)	$(9,663,657)	$(11,699,595)

LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.05)	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted (1)	125,271,407	120,179,570	124,605,324	119,552,430

(1)	For the three and six months ended June 30, 2025, the Company excluded from the calculation of diluted loss per share 668,844 and 1,012,128, shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position. For the three and six months ended June 30, 2024, the Company excluded from the calculation of diluted loss per share 4,160,711 and 4,265,583 shares, respectively, potentially issuable for exercises of options and warrants under incentive compensation plans, as their effect, if included, would have been anti-dilutive due to the Company's net loss position.

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

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Restated)

	Three Months Ended June 30, 2025
	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2025 (UNAUDITED)	124,654,522	$124,655	$183,577,533	$(456,585)	$(151,696,015)	31,549,588

Common stock issued to institutional investor	650,000	650	687,350	—	—	688,000
Common stock issued for commitment shares	256,340	256	235,545	—	—	235,801
Common stock sales at the market by investment banking company	318,411	318	390,495	—	—	390,813
Exercise of options	57,500	58	40,442	—	—	40,500
Cashless exercise of 1,300,000 options	417,206	417	(192,842)	—	—	(192,425)
Options issued for services	—	—	533,650	—	—	533,650
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	112,729	113	55,201	(68,189)	—	(12,875)
Deferred compensation	—	—	—	171,713	—	171,713
Net loss for the three months ended June 30, 2025	—	—	—	—	(4,966,633)	(4,966,633)

BALANCE AT JUNE 30, 2025 (UNAUDITED)	126,466,708	$126,467	$185,723,412	$(353,061)	$(156,662,648)	$28,834,170

	Six Months Ended June 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2024	123,301,653	$123,302	$180,956,329	$(656,735)	$(146,998,991)	$33,423,905

Common stock issued to institutional investor	1,685,881	1,686	2,173,297	—	—	2,174,983
Common stock issued for commitment shares	261,386	261	243,569	—	—	243,830
Common stock sales at the market by investment banking company	368,411	368	506,880	—	—	507,248
Exercise of options	282,500	283	203,717	—	—	204,000
Cashless exercise of 1,350,000 options	434,148	434	(172,359)	—	—	(171,925)
Options issued for services	—	—	1,282,692	—	—	1,282,692
Options issued to settle accrued bonuses	—	—	48,068	—	—	48,068
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	132,729	133	85,181	(98,189)	—	(12,875)
Deferred compensation	—	—	—	401,863	—	401,863
Net loss for the six months ended June 30, 2025	—	—	—	—	(9,663,657)	(9,663,657)

BALANCE AT JUNE 30, 2025 (UNAUDITED)	126,466,708	$126,467	$185,723,412	$(353,061)	$(156,662,648)	$28,834,170

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(Restated)

	Three Months Ended June 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2024 (UNAUDITED)	119,795,941	119,796	167,591,403	(368,094)	(130,143,861)	37,199,244

Common stock issued to institutional investor	700,000	700	2,342,550	—	—	2,343,250
Common stock issued for commitment shares	7,949	8	28,975	—	—	28,983
Common stock sales at the market by investment banking company	50,000	50	169,380	—	—	169,430
Exercise of options	60,000	60	50,340	—	—	50,400
Options issued for services	—	—	1,710,948	—	—	1,710,948
Restricted stock awards issued for services	92,475	93	307,849	(307,942)	—	—
Deferred compensation	—	—	—	139,322	—	139,322
Net loss for the three months ended June 30, 2024	—	—	—	—	(6,019,684)	(6,019,684)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$172,201,445	$(536,714)	$(136,163,545)	$35,621,893

	Six Months Ended June 30, 2024

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2023	118,137,309	$118,137	$161,211,920	$(432,293)	$(124,463,950)	$36,433,814

Common stock issued to institutional investor	1,950,000	1,950	7,493,650	—	—	7,495,600
Common stock issued for commitment shares	25,431	26	105,934	—	—	105,960
Common stock sales at the market by investment banking company	127,150	127	499,756	—	—	499,883
Exercise of options	355,000	355	230,645	—	—	231,000
Exercise of warrants	19,000	19	14,231	—	—	14,250
Options issued for services	—	—	2,337,460	—	—	2,337,460
Restricted stock awards issued for services	92,475	93	307,849	(307,942)	—	—
Deferred compensation	—	—	—	203,521	—	203,521
Net loss for the six months ended June 30, 2024	—	—	—	—	(11,699,595)	(11,699,595)

BALANCE AT JUNE 30, 2024 (UNAUDITED)	120,706,365	$120,707	$172,201,445	$(536,714)	$(136,163,545)	$35,621,893

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2025 (Restated)	Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,663,657)	$(11,699,595)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	1,282,692	2,337,460
Amortization of deferred compensation	401,863	203,521
Performance stock units issued for services	384,925	—
Restricted stock units issued for services	11,113	—
Common stock issued for commitment shares	243,830	105,960
Depreciation and amortization of patents	943,089	804,737
Amortization of right of use asset	100,938	94,753
(Gain) loss on disposal of property and equipment	(28,800)	3,166
(Increase) decrease in assets
Accounts receivable	34,812	22,311
Prepaid expenses and other current assets	(237,115)	476,730
(Decrease) increase in liabilities
Accounts payable	(195,412)	(529,626)
Accrued bonuses, accrued expenses and other liabilities	(394,875)	(382,652)
Accounts payable and accrued expenses-related parties	(53,359)	(161,223)
Contract liability	(8,333)	(8,334)
Deferred lease liability	—	(20,889)
Operating lease liability	(81,934)	(70,107)

Net cash used in operating activities	(7,260,222)	(8,823,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(108,332)	(67,445)
Purchase of property and equipment	(893,894)	(1,585,772)

Net cash used in investing activities	(1,002,226)	(1,653,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	204,000	245,250
Cashless option exercise tax payments	(171,926)	—
Cashless tax payment on vested restricted stock awards	(12,875)	—
Issuance of common stock, institutional investor	2,174,983	7,495,600
Common stock sales at the market by investment banking company	507,248	499,883

Net cash provided by financing activities	2,701,430	8,240,733

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,561,018)	(2,236,272)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	27,667,964	31,432,087

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,106,946	$29,195,815

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$48,068	$—
Trade-in credit for purchase of property and equipment	$28,800	$—
Non-cash repurchases of shares issued for net option exercises	$172,359	$—
Restricted stock awards issued for services	$169,846	$307,942

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

NOTE 2: RESTATEMENT OF FINANCIAL STATEMENTS AND CORRECTION OF PRIOR-PERIOD ERRORS

The Company identified errors related to the accounting for non-cash stock option exercises in previously issued financial statements. As a result, the Company has (i) restated its previously issued financial statements for the three and six months ended June 30, 2025 and (ii) recorded the cumulative impact of a prior-period error identified in the year ended December 31, 2021 through opening equity.

Error Identified in the Quarter Ended June 30, 2025

During the quarter ended June 30, 2025, the Company incorrectly expensed a portion of the value of the net shares issued in connection with non-cash stock option exercises as compensation expense. The Company determined that the value of the net shares issued in these non-cash option exercises was incorrectly expensed in the originally issued interim financial statements, resulting in an overstatement of non-cash compensation expense.

The correction of this error decreased non-cash compensation expense by $705,499, with a corresponding decrease to additional paid-in capital for the three and six months ended June 30, 2025. This non-cash adjustment also resulted in a corresponding decrease to net loss for the three and six months ended June 30, 2025.

Because the error related solely to non-cash stock-based compensation arising from non-cash option exercises, the decrease in net loss was fully offset by a corresponding decrease in non-cash stock-based compensation adjustments within operating activities. As a result, there was no impact on net cash used in operating activities or on the Company’s statements of cash flows.

Error Identified in the Year Ended December 31, 2021

During the year ended December 31, 2021, the Company incorrectly expensed a portion of the value of the net shares issued by the Company in non-cash stock option exercises as compensation expense. The Company determined that the value of the net shares issued in non-cash option exercises was incorrectly expensed in the original filing, resulting in an overstatement of compensation expense. The correction of this error resulted in a decrease to accumulated deficit by $3,407,443 and a corresponding decrease to additional paid-in capital as of December 31, 2021. The cumulative impact of this correction has been reflected as an adjustment to opening accumulated deficit and additional paid-in capital in the Statements of Stockholders’ Equity for March 31, 2025, December 31, 2024, March 31, 2024, and December 31, 2023 presented in this filing, and all other period-ends subsequent to December 31, 2021. The correction of the 2021 error was recorded through opening equity and did not require the amendment or restatement of the Company’s previously issued annual financial statements.

Restated Financial Information

The following tables present the effects of the restatement on the Company’s previously reported statements of comprehensive loss and stockholders’ equity for the three and six months ended June 30, 2025.

Statements of Comprehensive Loss (Unaudited)

(Three Months Ended June 30, 2025)

(in dollars, except per-share data)

	As Previously Reported	Adjustment	As Restated
Research and development expenses	$2,641,941	$(20,500)	$2,621,441
General and administrative expenses	$2,985,883	$(684,999)	$2,300,884
Total Operating Expenses	$5,631,287	$(705,499)	$4,925,788
Net Loss	$(5,672,132)	$705,499	$(4,966,633)
Basic and Diluted Loss per Share	$(0.05)	$0.01	$(0.04)

Statements of Comprehensive Loss (Unaudited)

(Six Months Ended June 30, 2025)

(in dollars, except per-share data)

	As Previously Reported	Adjustment	As Restated
Research and development expenses	$5,731,159	$(20,500)	$5,710,659
General and administrative expenses	$4,822,935	$(684,999)	$4,137,936
Total Operating Expenses	$10,559,585	$(705,499)	$9,854,086
Net Loss	$(10,369,156)	$705,499	$(9,663,657)
Basic and Diluted Loss per Share	$(0.08)	$—	$(0.08)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

Statements of Stockholders’ Equity (Unaudited)

(As of June 30, 2025)

(in dollars)

	As Previously Reported	Adjustment	As Restated
Additional paid-in-capital	$189,836,354	$(4,112,942)	$185,723,412
Accumulated deficit	$(160,775,590)	$4,112,942	$(156,662,648)

NOTE 3 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish cooperative development, joint venture and licensing arrangements.  The Company expects that it will incur approximately $1,786,000 of expenditures per month over the next 12 months. The Company’s current cash position enables it to finance its operations through October 2026. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). As of the date of this filing, pursuant to the purchase agreement, the Company has received $2,153,850, and the remaining available amount of $27,846,150 is available to the Company per the agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). As of the date of this filing, pursuant to the sales agreement, the Company has received $7,808,419, and the remaining available amount of $26,949,862 is available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 4). For the three and six months ended June 30, 2025, the Company recognized $25,605 and $48,522 in revenue related to this agreement, respectively. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

NOTE 4 – REVENUE

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

NOTE 4 – REVENUE (CONTINUED)

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

NOTE 4 – REVENUE (CONTINUED)

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

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

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

NOTE 8 – LEASES (CONTINUED)

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

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 11 – STOCK BASED COMPENSATION

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

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

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

NOTE 12 – RELATED PARTY

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

Measure of Segment Profit or Loss

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three- and six-months period ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025 (Restated)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025 (Restated)	Six Months Ended June 30, 2024

NET SALES	$25,605	$19,355	$48,522	$49,772

COST OF SALES	3,463	—	5,491	5,175

OPERATING EXPENSES
Research and development	2,621,441	4,362,258	5,710,659	8,982,920
General and administrative	2,300,884	1,896,672	4,137,936	3,152,122
	4,925,788	6,258,930	9,854,086	12,135,042

SEGMENT OPERATING LOSS	(4,900,183)	(6,239,575)	(9,805,564)	(12,090,445)

OTHER INCOME (EXPENSE)
Interest income	168,253	251,730	356,101	505,066
Commitment fee	(235,801)	(28,982)	(243,830)	(105,959)
Gain (loss) on disposal of property and equipment	—	—	28,800	(3,166)
Other income (expense)	1,098	(2,857)	836	(5,091)

NET LOSS	$(4,966,633)	$(6,019,684)	$(9,663,657)	$(11,699,595)

Significant Segment Expenses

The Company considers the following as significant expenses in evaluating its segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.

•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.

•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2025 AND 2024

NOTE 14 – SEGMENT REPORTING (CONTINUED)

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three and six months ended June 30, 2025, 100% of the Company’s net sales were generated internationally. For the three months ended June 30, 2024, 100% of the Company's net sales were generated internationally. For the six months ended June 30, 2024, 28% of the Company's net sales were generated in the United States and 72% internationally.

•	Major Customers: The Company has one customer that accounted for 10% or more of total revenue.

NOTE 15 – SUBSEQUENT EVENTS

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

Operating Expenses

	For the Three Months Ended June 30, 2025 (Restated)	For the Three Months Ended June 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Research and development	$2,621,441	$4,362,258	$(1,740,817)	-40%
General and administrative	2,300,884	1,896,672	404,212	21%
	$4,922,325	$6,258,930	$(1,336,605)	-21%

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

Net Loss

	For the Three Months Ended June 30, 2025 (Restated)	For the Three Months Ended June 30, 2024	Change from Prior Three Month Period	Percent Change from Prior Three Month Period

Net Loss	$4,966,633	$6,019,684	$(1,053,051)	-17%

Net loss was $4,966,633 and $6,019,684 for the three months ended June 30, 2025 and 2024, respectively, for a decrease of $1,053,051 due primarily to decreases in non-cash stock option and restricted stock amortization expenses, consulting expenses, laboratory materials and supplies expenses, research and development outside services expenses, wafer fabrication expenses, prototype device development expenses, facility and equipment rental expenses, marketing expenses, research and development travel expenses, and business insurance expenses. These decreases were offset by increases in commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, salary expenses, research and development equipment depreciation expense, and a decrease in interest income on money market account.

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

Operating Expenses

	For the Six Months Ended June 30, 2025 (Restated)	For the Six Months Ended June 30, 2024	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Research and development	$5,710,659	$8,982,920	$(3,272,261)	-36%
General and administrative	4,137,936	3,152,122	985,814	31%
	$9,848,595	$12,135,042	$(2,286,447)	19%

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

Net Loss

	For the Six Months Ended June 30, 2025 (Restated)	For the Six Months Ended June 30, 2024	Change from Prior Six Month Period	Percent Change from Prior Six Month Period

Net Loss	$9,663,657	$11,699,595	$(2,035,938)	-17%

Net loss was $9,663,657 and $11,699,595 for the six months ended June 30, 2025 and 2024, respectively, for a decrease of $2,035,938 due primarily to decreases in research and development outside services expenses, wafer fabrication expenses, prototype device development expenses, non-cash stock option and restricted stock amortization expenses, laboratory materials and supplies expenses, research and development travel expenses, general and administrative consulting fees, research and development testing expenses, accounting and auditing fees, general and administrative recruiting fees, and business insurance expenses. These decreases were offset by increases in salary expense, commitment fee associated with the purchase of shares by an institutional investor for sale under a stock purchase agreement, depreciation expense, and legal fees, and a decrease in interest income on money market account.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from the sale of common stock to Lincoln Park Capital Fund, LLC (institutional investor) (“Lincoln Park”) pursuant to purchase agreements with Lincoln Park and proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at the market sales agreement with Roth Capital as described in Note 10 to the Financial Statements and (ii) proceeds received pursuant to the exercise of options.

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

Analysis of Cash Flows

For the six months ended June 30, 2025

Net cash used in operating activities was $7,260,222 for the six months ended June 30, 2025, primarily attributable to the net loss of $9,663,657 adjusted by $1,282,692 in options issued for services, $401,863 amortization of deferred compensation, $384,925 amortization of performance stock units, $11,113 amortization of restricted stock units, $243,830 in common stock issued as commitment shares under the 2023 and 2025 Purchase Agreements, $943,089 in depreciation expenses and patent amortization expenses, $100,938 amortization of right of use asset, $28,800 gain on disposal of property and equipment, $34,812 in accounts receivable, ($237,115) in prepaid expenses and other current assets, and ($733,913) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

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

Subsequent to June 30, 2025, management identified an accounting error related to the accounting for non-cash stock option exercises during the quarter ended June 30, 2025 and year ended December 31, 2021. Management determined that the error resulted from a discrete misapplication of accounting guidance and was not indicative of a material weakness in the Company’s internal control over financial reporting as of June 30, 2025.

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

Since our inception, we have been engaged primarily in the research and development of our electro-optic polymer materials technologies and products. As a result of these activities, we have incurred significant losses and experienced negative cash flow since our inception. We incurred a net loss of $9.7 million for the six months ended June 30, 2025, and a net loss of $22.5 million for the year ended December 31, 2024, and $21.0 million for the year ended December 31, 2023. As of June 30, 2025, we had an accumulated deficit of $156.7 million. We anticipate that we will continue to incur operating losses through at least 2025.

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
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: January 20, 2026

By:	/s/ Snizhana Quan
Snizhana Quan,
(Principal Financial Officer)

Date: January 20, 2026

