Form 10-Q
period 2026-03-31
Lightwave Logic, Inc.
filed 2026-05-15
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of May 15, 2026 was 154,079,632.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation our known material risks under Part I Item 1.A “Risk Factors” contained in our Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1.A “Risk Factors” in this report on Form 10-Q. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,102,750	$69,017,354
Accounts Receivable	215,753	190,753
Prepaid expenses and other current assets	1,183,454	601,101
TOTAL CURRENT ASSETS	76,501,957	69,809,208

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $8,277,725 and $7,802,183, respectively	5,194,882	5,222,252

OTHER ASSETS
Intangible assets - net of accumulated amortization of $398,202 and $473,771, respectively	1,829,433	1,713,420
Operating Lease - Right of Use - Building	2,386,792	2,440,369
TOTAL OTHER ASSETS	4,216,225	4,153,789

TOTAL ASSETS	$85,913,064	$79,185,249

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$779,716	$477,939
Accrued bonuses and accrued expenses	1,266,857	1,400,008
Accounts payable and accrued expenses - related parties	—	56,250
Contract liability	2,375	6,541
Operating lease liability	201,821	194,770
TOTAL CURRENT LIABILITIES	2,250,769	2,135,508

LONG TERM LIABILITIES
Operating lease liability	2,350,388	2,403,911
TOTAL LONG TERM LIABILITIES	2,350,388	2,403,911

TOTAL LIABILITIES	4,601,157	4,539,419

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 150,500,710 and 146,050,506 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	150,502	146,051
Additional paid-in-capital	254,934,925	242,016,025
Deferred compensation	(160,192)	(203,458)
Accumulated deficit	(173,613,328)	(167,312,788)

TOTAL STOCKHOLDERS' EQUITY	81,311,907	74,645,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,913,064	$79,185,249

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	2026	2025

NET SALES	$29,167	$22,917

COST AND EXPENSE
Cost of sales	1,336	2,028
Research and development	3,490,295	3,089,218
General and administrative	3,262,866	1,837,052
TOTAL COST AND EXPENSE	6,754,497	4,928,298

LOSS FROM OPERATIONS	(6,725,330)	(4,905,381)

OTHER INCOME (EXPENSES)
Interest income	461,275	187,848
Commitment fee	—	(8,029)
Gain (loss) on disposal of property and equipment and intangible assets	(36,409)	28,800
Other expense	(76)	(262)

NET LOSS	$(6,300,540)	$(4,697,024)

LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	148,086,169	123,931,841

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED, RESTATED)

	Three Months Ended March 31, 2026

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2025	146,050,506	$146,051	$242,016,025	$(203,458)	$(167,312,788)	$74,645,830

Common stock sales at the market by investment banking company	829,741	830	6,543,577	—	—	6,544,407
Common stock issued to investment bank	1,750,000	1,750	4,929,178	—	—	4,930,928
Exercise of options	1,167,936	1,168	1,860,951	—	—	1,862,119
Cashless exercise of 200,000 options	186,030	186	(186)	—	—	—
Options issued for services	—	—	331,530	—	—	331,530
Restricted stock units issued for services, net of share settlement for taxes	516,497	517	(746,150)	—	—	(745,633)
Deferred compensation	—	—	—	43,266	—	43,266
Net loss for the three months ended March 31, 2026	—	—	—	—	(6,300,540)	(6,300,540)

BALANCE AT MARCH 31, 2026 (UNAUDITED)	150,500,710	$150,502	$254,934,925	$(160,192)	$(173,613,328)	$81,311,907

	Three Months Ended March 31, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2024 (as restated) (see Note 2)	123,301,653	$123,302	$180,956,329	$(656,735)	$(146,998,991)	$33,423,905

Common stock issued to institutional investor	1,035,881	1,036	1,485,947	—	—	1,486,983
Common stock issued for commitment shares	5,046	5	8,024	—	—	8,029
Common stock sales at the market by investment banking company	50,000	50	116,385	—	—	116,435
Exercise of options	225,000	225	163,275	—	—	163,500
Cashless exercise of 50,000 options	16,942	17	20,483	—	—	20,500
Options issued for services	—	—	749,042	—	—	749,042
Options issued to settle accrued bonuses	—	—	48,068	—	—	48,068
Restricted stock awards issued for services	20,000	20	29,980	(30,000)	—	—
Deferred compensation	—	—	—	230,150	—	230,150
Net loss for the three months ended March 31, 2025	—	—	—	—	(4,697,024)	(4,697,024)

BALANCE AT MARCH 31, 2025 (as restated) (UNAUDITED)	124,654,522	$124,655	$183,577,533	$(456,585)	$(151,696,015)	$31,549,588

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,300,540)	$(4,697,024)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	331,530	749,042
Amortization of deferred compensation	43,266	230,150
Restricted stock units issued for services	1,342,733	—
Cashless option exercise	—	20,500
Common stock issued for commitment shares	—	8,029
Depreciation and amortization of patents	496,358	454,960
Amortization of right of use asset	53,577	50,043
(Gain) loss on disposal of property and equipment and intangible assets	36,409	(28,800)
(Increase) decrease in assets
Accounts receivable	(25,000)	26,815
Prepaid expenses and other current assets	(582,353)	(86,608)
(Decrease) increase in liabilities
Accounts payable	301,777	41,511
Accrued bonuses and accrued expenses	347,951	(271,457)
Accounts payable and accrued expenses-related parties	(56,250)	56,945
Contract liability	(4,166)	(4,167)
Operating lease liability	(46,471)	(40,070)

Net cash used in operating activities	(4,061,179)	(3,490,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(170,944)	(45,878)
Purchase of property and equipment	(450,466)	(853,544)

Net cash used in investing activities	(621,410)	(899,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	1,862,119	163,500
Tax payment on net issuance of vested restricted stock units	(2,088,366)	—
Tax payment on net issuance of performance stock units	(481,103)	—
Issuance of common stock, institutional investor	—	1,486,983
Issuance of common stock to investment bank	4,930,928	—
Common stock sales at the market by investment banking company	6,544,407	116,435

Net cash provided by financing activities	10,767,985	1,766,918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,085,396	(2,622,635)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	69,017,354	27,667,964

CASH AND CASH EQUIVALENTS - END OF PERIOD	$75,102,750	$25,045,329

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$—	$48,068
Trade-in credit for purchase of property and equipment	$—	$28,800
Restricted stock awards issued for services	$—	$30,000

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, “we,” “us,” “our,” and the “Company” refer to Lightwave Logic, Inc.

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting polices described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 20, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company firmly believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three months ended March 31, 2026 may not be indicative of operating results expected for the full year.

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

Fair Value of Financial Instruments

The carrying values of the Company’s short-term financial instruments such as cash, accounts receivable, prepaid expenses and other assets, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2026 and 2025, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

NOTE 2 - CORRECTION OF PRIOR-PERIOD ERRORS

Error Identified in the Year Ended December 31, 2021

During the year ended December 31, 2021, the Company incorrectly expensed a portion of the value of the net shares issued by the Company in non-cash stock option exercises as compensation expense. The Company determined that the value of the net shares issued in non-cash option exercises was incorrectly expensed in the original filing, resulting in an overstatement of compensation expense. The correction of this error resulted in a decrease to accumulated deficit by $3,407,443 and a corresponding decrease to additional paid-in capital as of December 31, 2021. The cumulative impact of this correction has been reflected as an adjustment to opening accumulated deficit and additional paid-in capital in the Statements of Changes in Stockholders’ Equity as of December 31, 2024 (the beginning of the earliest period presented), and the March 31, 2025 ending balances presented in this filing.

Restated Financial Information

The following table presents the effects of the restatement on the Company’s previously reported statements of stockholders’ equity as of December 31, 2024 and as of March 31, 2025:

	As Previously Reported	Adjustment	As Restated
As of December 31, 2024
Additional paid-in-capital	$184,363,772	$(3,407,443)	$180,956,329
Accumulated deficit	$(150,406,434)	$3,407,443	$(146,998,991)

	As Previously Reported	Adjustment	As Restated
As of March 31, 2025
Additional paid-in-capital	$186,984,976	$(3,407,443)	$183,577,533
Accumulated deficit	$(155,103,458)	$3,407,443	$(151,696,015)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

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

On December 15, 2025, the Company entered into an underwriting agreement with an investment bank to sell 13,416,667 shares of its common stock. The net proceeds to the Company from this offering were $37,756,628, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 10). This purchase agreement was terminated on December 15, 2025. As of the termination date, pursuant to the purchase agreement, the Company had received $3,646,655 under this agreement. On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal (described in Note 10). On April 20, 2026, the Company entered into an amendment to the sales agreement to increase the amount of shares of common stock that may be sold under this agreement to $51,404,500. As of the date of this filing, pursuant to the sales agreement, the Company has sold $51,401,115 in shares of common stock and has $3,385 in shares remaining available to the Company per the agreement. The Company's first commercial agreement occurred in May 2023 from a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 4). For the three months ended March 31, 2026, the Company recognized $29,167 in revenue related to this agreement. The Company’s cash requirements are expected to increase at a rate consistent with the Company’s path to revenue as it expands its activities and operations with the objective of increasing its revenue stream from commercialization of its electro-optic polymer technology. The Company currently has no debt to service.

NOTE 4 – REVENUE

The Company's first commercial agreement occurred in May 2023, in the form of a four-year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing of photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement, and, if applicable, royalties that exceed the minimum royalty payments and milestone license fees. The License Agreement is a non-exclusive material supply and license agreement.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 4 – REVENUE (CONTINUED)

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $2,375 and $6,541 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized $29,167 and $22,917, respectively, in revenue related to this agreement.

Revenues related to the joint development agreement are recognized at a point of time, when control over the performance obligations is transferred to a customer. For the three months ended March 31, 2026, the Company did not recognize any non-recurring engineering revenue related to this agreement.

Contract balances are as follows:

	March 31, 2026	December 31, 2025

Accounts receivable, net	$215,753	$190,753
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$2,375	$6,541

Significant changes in the contract balances for the three months ended March 31, 2026 are as follows:

	Three Months Ended March 31, 2026
	Assets	Liabilities
Balance at December 31, 2025	$190,753	$(6,541)
Revenue recognized that was previously included in contract liability	—	4,166
Decreases/increases due to cash received	—	—
Billed receivables recorded	130,000	—
Transferred to receivables from unbilled receivables	(130,000)	—
Unbilled receivables recorded	25,000	—
Balance at March 31, 2026	$215,753	$(2,375)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2026	December 31, 2025

Wafer fabrication deposits	$418,500	$—
Deposits for equipment purchases	234,664	172,937
Software licenses	232,672	75,257
Insurance	112,426	194,258
Investor relations	77,744	6,127
Subscriptions	55,204	39,934
Rent	36,525	89,468
Other	15,719	23,120
Prepaid expenses and other current assets	$1,183,454	$601,101

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2026	December 31, 2025

Office equipment	$199,999	$189,694
Lab equipment	12,551,603	12,194,071
Furniture	78,096	66,438
Leasehold improvements	462,532	440,855
Software	180,377	133,377
	13,472,607	13,024,435
Less: Accumulated depreciation	8,277,725	7,802,183

Property and equipment, net	$5,194,882	$5,222,252

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended March 31, 2026 and 2025 was $477,836 and $428,452, respectively. During the three months ended March 31, 2026, the Company did not retire any property and equipment. During the three months ended March 31, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800.

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

Intangible assets consist of the following:

	March 31, 2026	December 31, 2025

Patents	$2,227,635	$2,187,191
Less: Accumulated amortization	398,202	473,771

Intangible assets, net	$1,829,433	$1,713,420

Amortization expense for the three months ended March 31, 2026 and 2025 was $18,522 and $26,508, respectively. During the three months ended March 31, 2026, the Company retired certain expired patents with a cost of $130,500 and accumulated amortization of $94,091 for a loss of $36,409. There were no patent costs written off for the three months ended March 31, 2025

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 8 – LEASES

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

Undiscounted future minimum lease payments under the Amended Lease as of March 31, 2026, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

Remainder of 2026	$300,121
2027	411,174
2028	423,612
2029	436,300
2030	449,431
Thereafter	1,471,840
3,492,478
Less discounted interest	(940,269)

TOTAL	$2,552,209

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 8 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

March 31, 2026
Weighted average remaining lease term (in years)	7.83
Weighted average discount rate	8.25%

As of March 31, 2026, current operating leases had remaining terms between 9 months and 7.83 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of March 31, 2026, the Company did not have any finance leases.

Operating and short-term lease costs totaling $87,587 and $27,340 are included in research and development and general and administrative expense, respectively, for the three months ended March 31, 2026. Operating and short-term lease costs totaling $86,408 and $20,956 are included in research and development and general and administrative expenses, respectively, for the three months ended March 31, 2025.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses for the three months ended March 31, 2026 and 2025 since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three-month period ended March 31, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as existing 21% corporate income tax rate made permanent, domestic research and development expenses, the restoration of 100% bonus depreciation, changes to Section 163(j) interest limitations, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. The Company recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the year ended December 31, 2025 and will continue to evaluate the impact of these provisions on its 2026 and subsequent financial statements.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

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

During the period February 28, 2023 through March 31, 2025, the institutional investor purchased 7,756,336 shares of common stock for proceeds of $30,000,000 and the Company issued 101,781 shares of common stock as additional commitment fee, valued at $518,265 fair value, leaving zero in reserve for additional commitment fees. During the three months ended March 31, 2025, pursuant to the purchase agreement, the institutional investor purchased 1,035,881 shares of common stock for proceeds of $1,486,983 and the Company issued 5,046 shares of common stock as additional commitment fee, valued at $8,029 fair value.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On March 17, 2025, the Company entered into a new purchase agreement with the same institutional investor to sell up to $30,000,000 of common stock over a 36-month period. Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement which provides the institutional investor with certain registration rights related to the shares issued under the purchase agreement.  Pursuant to the purchase agreement, the Company issued 245,098 shares of common stock to the institutional investor as an initial commitment fee valued at $222,990 fair value, and 490,196 shares of common stock were reserved for additional commitment fees to the institutional investor in accordance with the terms of the purchase agreement. During the three months ended March 31, 2025, the institutional investor did not purchase any shares of common stock under this agreement. This purchase agreement was terminated on December 15, 2025 in conjunction with an offering to sell shares of the Company’s common stock to an investment bank.

On December 17, 2025, the Company closed the offering with an investment bank to sell up to 13,416,667 shares of its common stock, including up to 1,750,000 shares to cover over-allotments. Pursuant to the underwriting agreement for the offering, the Company agreed to issue to the underwriter warrants to purchase up to 350,000 shares of common stock, or three percent (3%) of the total number of shares of common stock sold in the offering, as well as additional underwriter warrants to purchase up to an aggregate of 52,500 shares of common stock in connection with the exercise of the over-allotment option by the underwriter. During the period from December 17, 2025 through March 31, 2026, the Company sold 13,416,667 shares under this agreement for the net proceeds of $37,756,628, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriter warrants were immediately exercisable at an exercise price of $3.45 per share during the five-year period following the date of the underwriting agreement. As of March 31, 2026, 402,500 underwriter warrants were outstanding and no underwriting warrants were exercised during the three months period ended March 31, 2026. On April 16, 2026, all 402,500 underwriter warrants were exercised for proceeds of $1,388,625.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent or principal. Sales of shares of the Company’s common stock, if any, may be made by any method deemed to be an “at-the-market offering”. The sales agent is entitled to compensation under the terms of the sales agreement at a commission rate equal to 3% of the gross proceeds of the sales price of common stock that they sell. On April 20, 2026, the Company entered into an amendment to the sales agreement to increase the amount of shares of common stock that may be sold under this agreement to $51,404,500.

During the three months period ended March 31, 2026, pursuant to the sales agreement, the investment banking company sold 829,741 shares of the Company’s common stock for proceeds of $6,544,407 after a payment of the commission in the amount of $203,602 to the investment banking company and underwriting expenses of $38,722. During the three months period ended March 31, 2025, pursuant to the sales agreement, the investment banking company sold 50,000 shares of the Company’s common stock for proceeds of $116,435 after a payment of the commission in the amount of $3,602 to the investment banking company. During the period from April 1, 2026 through May 15, 2026, pursuant to the sales agreement, the investment banking company sold 1,794,185 shares of the Company’s common stock for proceeds of $21,357,710 after a payment of the commission in the amount of $491,451 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

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

Effective June 24, 2016, the 2007 Plan was terminated. As of March 31, 2026, there are no options to purchase shares of common stock outstanding under the 2007 Plan.

During 2016, the Board of Directors of the Company adopted the 2016 Equity Incentive Plan (“2016 Plan”) that was approved by the shareholders at the 2016 annual meeting of shareholders on May 20, 2016. Under the 2016 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 3,000,000 shares of common stock to employees, directors and consultants. Effective May 16, 2019, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 3,000,000 to 8,000,000 shares. Effective May 25, 2023, the number of shares of the Company’s common stock available for issuance under the 2016 Plan was increased from 8,000,000 to 13,000,000 shares and awards of restricted stock units were authorized for issuance. Effective May 15, 2025, the 2016 Plan was terminated. As of March 31, 2026, options to purchase 6,590,023 shares of common stock have been issued and are outstanding, 498,694 restricted shares of common stock have been granted, net of forfeitures, 1,616,380 restricted stock units have been granted, and 542,566 performance stock units have been issued under the 2016 Plan.

During 2025, the Board of Directors of the Company adopted the 2025 Equity Incentive Plan (“2025 Plan”) that was approved by the shareholders at the 2025 annual meeting of shareholders on May 15, 2025. Under the 2025 Plan, the Company is authorized to grant awards of incentive and non-qualified stock options and restricted stock to purchase up to 6,000,000 shares of common stock to employees, directors and consultants. As of March 31, 2026, options to purchase 601,244 shares of common stock have been issued and are outstanding and 2,621,813 restricted stock units have been granted under the 2025 Plan, net of forfeitures. As of March 31, 2026, 2,738,812 shares of common stock remain available for grants under the 2025 Plan.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award, with the following assumptions for the three months ended March 31, 2026: no dividend yield, expected volatility, based on the Company’s historical volatility, 83.6%, risk-free interest rate of  4.14% and expected option life of 10 years, which is based on the legal contractual life of the options.

The Black-Scholes option pricing model assumptions for the three months ended March 31, 2025 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 79.0%, risk-free interest rate between 4.18% to 4.40% and expected option life of 10 years, which is based on the legal contractual life of the options.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

As of March 31, 2026, there was $1,732,150 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December 2028.

Share-based compensation was recognized as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Stock options	$331,530	$749,042
Restricted stock awards	43,266	230,150
Restricted stock units	1,342,733	—

Total share-based compensation	$1,717,529	$979,192

The following tables summarize all stock option and warrant activity of the Company during the three months ended March 31, 2026:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2025	8,996,078	$0.51 - $16.81	$3.47

Granted	252,500	$3.24 - $3.45	$3.28
Forfeited	(11,875)	$0.99 - $1.96	$1.15
Exercised	(1,367,936)	$0.60 - $5.51	$1.45

Outstanding, March 31, 2026	7,868,767	$0.51 - $16.81	$3.82

Exercisable, March 31, 2026	7,007,097	$0.51 - $16.81	$3.97

The aggregate intrinsic value of options and warrants outstanding and exercisable as of March 31, 2026 was $27,556,963 and $23,740,665, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $7.03 for the Company’s common stock on March 31, 2026. During the three months ended March 31, 2026, 1,367,936 options with the aggregate intrinsic value of $7,670,268 were exercised for proceeds of $1,862,119 and no warrants were exercised. Of this amount, 200,000 options were exercised via cashless settlement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding Currently Exercisable
Range of Exercise Prices	Number Outstanding Currently Exercisable at March 31, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	7,007,097	5.6 Years	$3.97

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding at March 31, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Outstanding

$0.51 - $16.81	7,868,767	5.7 Years	$3.82

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

The fair value of restricted stock awards and units is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock activity during the three months ended March 31, 2026 is as follows:

	Restricted Stock Awards Three Month Period Ended March 31, 2026		Restricted Stock Units Three Month Period Ended March 31, 2026

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	153,596	$1.54	2,836,742	$3.07

Granted	—	—	1,074,737	3.30
Vested	(22,462)	1.93	(811,465)	2.94
Cancelled and forfeited	—	—	(14,043)	3.24

Non-vested, end of period	131,134	$1.47	3,085,971	$3.18

Restricted stock awards and units are being amortized to expense over the shorter of the requisite service period or the vesting period. As of March 31, 2026 and 2025, the unamortized value of the RSAs was $160,192 and $384,927, respectively. As of March 31, 2026 and 2025, the unamortized value of the RSUs was $7,999,929 and $0, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 12 – LOSS PER SHARE

The Company calculates earnings (loss) per share ("EPS") in accordance with FASB ASC 260, Earnings Per Share. Basic EPS is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2026 and 2025, the Company reported a net loss; therefore, diluted EPS is calculated the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive.

The following securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

•	Options and warrants: 2,687,699 shares (2026), 1,869,604 shares (2025)

•	Unvested RSUs: 1,401,844 shares (2026), 0 shares (2025).

NOTE 13 – RELATED PARTIES

During the three months period ended March 31, 2025, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related party transactions for the months ended March 31, 2025 and as of December 31, 2025 were as follows:

•	The Company incurred $67,543 in legal fees and expense reimbursements with a related party law firm during the three months ended March 31, 2025. Related accrual was $0 as of December 31, 2025.

•	The Company incurred $22,760 in accounting and IT service fees and expense reimbursements to related parties during the three months ended March 31, 2025. Related accrual was $0 as of December 31, 2025.
•	The Company incurred $54,795 in fees and travel expenses to directors during the three months ended March 31, 2025. Related accrual was $56,250 as of December 31, 2025.
•	The Company incurred $82,500 in consulting fees to board of directors and advisory board members during the three months ended March 31, 2025. Related accrual was $0 as of December 31, 2025.

For the three months period ended March 31, 2026, there were no material transactions with related parties.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 14 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals.  The Company matches 100% of each participant’s contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2.  Matching contributions to all eligible participants charged to expense were $62,328 and $39,587 for the three months ended March 31, 2026 and 2025, respectively. The plan is subject to the annual IRS elective deferral limit of $24,500 per employee for 2026, $8,000 catch-up for those aged 50 and over, and $11,250 special catch-up limit for those aged 60-63.

NOTE 15 – SEGMENT REPORTING

The Company operates as a single reportable segment, as the Chief Operating Decision Maker (“3”), the Chief Executive Officer (“CEO”), evaluates the business as a whole and does not receive discrete financial information for separate business units. The CODM is responsible for evaluating financial results and making resource allocation decisions. The Company determined that it has one operating and reportable segment based on the way the CODM organizes, manages, and evaluates the Company’s operations on a consolidated basis.

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026	Three months ended March 31, 2025

NET SALES	$29,167	$22,917

COST OF SALES	1,336	2,028

OPERATING EXPENSES
Research and development	3,490,295	3,089,218
General and administrative	3,262,866	1,837,052
	6,753,161	4,926,270

SEGMENT OPERATING LOSS	(6,725,330)	(4,905,381)

OTHER INCOME (EXPENSES)
Interest income	461,275	187,848
Commitment fee	—	(8,029)
Gain (loss) on disposal of property and equipment and intangible assets	(36,409)	28,800
Other expense	(76)	(262)

NET LOSS	$(6,300,540)	$(4,697,024)

Significant Segment Expenses

 The CODM regularly reviews the following significant expense categories in evaluating the segment performance:

•	Research and Development: includes costs related to personnel, laboratory and wafer fabrication materials and supplies, prototype device development and wafer fabrication expenses, and third-party consulting costs aimed at developing high-performance electro-optic polymer materials.
•	General and Administrative: includes personnel costs, professional fees, and other overhead expenses.
•	Cost of Sales: represents labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

There were no other segment items for the three months ended March 31, 2026 and 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS MARCH 31, 2026 AND 2025

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment assets

The CODM does not regularly review asset information by segment; accordingly, the Company has not disclosed segment assets.

Entity-Wide Disclosures

•	Geographic Revenue Information: for the three months ended March 31, 2026, $29,167 of the Company’s net sales were generated outside the United States. For the three months ended March 31, 2025, $22,917 of the Company's net sales were generated outside the United States. Revenue is attributed to geographic areas based on the customer’s bill-to location. For the three months ended March 31, 2026 and 2025, 100% of net sales were generated in Switzerland.
•	Long-lived assets: long-lived assets, consisting of property and equipment, intangible assets, and right of use assets under operating leases were all located in the United States and totaled $9,411,107 and $9,376,041 as of March 31, 2026 and December 31, 2025, respectively.
•	Major Customers: for three months ended March 31, 2026 and 2025, one customer accounted for 10% or more of total revenue. The related revenue was attributable to the Company’s single reportable segment.

NOTE 16 – SUBSEQUENT EVENTS

On April 16, 2026, 402,500 underwriter warrants issued to an investment bank as a part of the December 17, 2025 offering were exercised for proceeds of $1,388,625.

On April 20, 2026, the Company entered into an amendment to its sales agreement with Roth Capital Partners, LLC, as sales agent, to increase the amount of shares of common stock that may be sold under the Sales Agreement to $51,404,500. As of the date of this filing, $3,385 remains available pursuant to the Roth Sales Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management. This information should also be read in conjunction with our audited historical financial statements which are included in our 2025 Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”).

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

As of May 2026, multiple customer programs are progressing through defined development stages under our commercialization framework. The timing and scale of potential production revenue depend on customer product qualification and adoption cycles, technical validation, manufacturing readiness, end-market demand, and broader industry conditions.

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

Stage 1 – Technology Selection

(Typically 3–6 Months)

Stage 2 – Product Design

(Typically 3–6 Months)

Stage 3 – Prototype to Final Product

(Typically 12–18 Months)

Stage 4 – Production Ramp to High Volume

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

Results of Operations

Comparison of three months ended March 31, 2026 and March 31, 2025

Revenues

During the three months ended March 31, 2026, we recognized $29,167 of licensing and royalty revenue. During the three months ended March 31, 2025, we recognized $22,917 of licensing and royalty revenue.

Cost of Sales

During the three months ended March 31, 2026, we recognized $1,336 in cost of sales. During the three months ended March 31, 2025, we recognized $2,028 in Cost of Sales.

Operating Expenses

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change	Percent Change

Research and development	$3,490,295	$3,089,218	$401,077	13%
General and administrative	3,262,866	1,837,052	1,425,814	78%
	$6,753,161	$4,926,270	$1,826,891	37%

Research and development expenses increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increases in salary and employee benefits expenses and prototype device development and wafer fabrication expenses.

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

General and administrative expenses increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increases in non-cash stock-based compensation expenses, salary and employee benefits expenses and payroll taxes, director fees, recruiting fees, and travel expenses.

Other Income (Expenses), net

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change	Percent Change

Other Income (Expenses), net	$424,790	$208,357	$216,433	104%

Other income increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in interest income earned on higher cash balances, offset by a loss due to disposal of certain expired patents.

Net Loss

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change	Percent Change

Net Loss	$6,300,540	$4,697,024	$1,603,516	34%

Net loss was $6,300,540 and $4,697,024 for the three months ended March 31, 2026 and 2025, respectively, for an increase of $1,603,516 due primarily to increases in general and administrative non-cash stock compensation expenses, entity-wide salary and employee benefits expenses and payroll taxes, prototype device development and wafer fabrication expenses, director fees, recruiting fees, travel expenses, and loss due to disposal of certain expired patents, offset by an increase in interest income.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at-the-market sales agreement with Roth Capital as described in Note 10 to the Financial Statements, (ii) proceeds from the sale of common stock to Titan Partners Group LLC (investment banker) (“Titan”), and (iii) proceeds received pursuant to the exercise of options and warrants.

On December 15, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, as the underwriter (the “Underwriter”), relating to an underwritten public offering of 11,666,667 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $3.00 per share (the “Offering”). Pursuant to the Underwriting Agreement, we granted to the Underwriter an option, exercisable not later than thirty (30) days after the date of the closing of the Offering, to purchase from us up to 1,750,000 additional shares of common stock for the purpose of covering over-allotments, if any. The Offering closed on December 17, 2025. The net proceeds to us from the Offering were approximately $32,800,000 during the year ended December 31, 2025, and approximately $4,900,000 in January 2026, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We intend to use the net proceeds from the Offering for working capital and other general corporate purposes and may use a portion of the net proceeds to accelerate our commercialization timeline, accelerate and expand our U.S. production capacity to support customer partnerships and design-ins, to pursue strategic mergers and acquisitions or to invest in complementary technologies or businesses. Pursuant to the Underwriting Agreement, we agreed to issue to the Underwriter warrants to purchase up to 350,000 shares of Common Stock, or three percent (3%) of the total number of shares of Common Stock sold in the Offering, as well as additional underwriter warrants to purchase up to an aggregate of 52,500 shares of common stock, which were issued upon the exercise by the Underwriter of its over-allotment option. The underwriter warrants were immediately exercisable at an exercise price of $3.45 per share during the five-year period following the date of the Underwriting Agreement. On April 16, 2026, all 402,500 underwriter warrants were exercised for proceeds of $1,388,625.

On March 17, 2025, we entered into a purchase agreement with Lincoln Park (the “2025 Purchase Agreement”) to sell up to $30,000,000 of registered common stock over a 36-month period. On December 12, 2025, the 2025 Purchase Agreement was terminated in conjunction with the Titan Offering.

On December 9, 2022, we entered into the at-the-market sales agreement with Roth Capital, as sales agent, (the “Roth Sales Agreement”) pursuant to which we could offer and sell up to $35,000,000 in shares of our registered common stock, from time to time through Roth Capital. On April 20, 2026, the Company entered into an amendment to its sales agreement with Roth Capital to increase the amount of shares of common stock that may be sold under the Sales Agreement to $51,404,500. As of the date of this filing, $3,385 remains available pursuant to the Roth Sales Agreement.

During the three months ended March 31, 2026, the Company received $6,544,407 in proceeds pursuant to the Roth Sales Agreement, $4,930,928 in proceeds from the exercise of over-allotment option from the Titan Offering, and $1,862,119 in proceeds from the exercise of options.

During the three months ended March 31, 2026, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party consultants and professional services providers.

 Sources and Uses of Cash

 Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. On March 31, 2026, our cash and cash equivalents totaled $75,102,750.

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

Analysis of Cash Flows

For the three months ended March 31, 2026

Net cash used in operating activities was $4,061,179 for the three months ended March 31, 2026, primarily attributable to the net loss of $6,300,540 adjusted by $331,530 in options issued for services, $43,266 amortization of deferred compensation, $1,342,733 amortization of restricted stock units, $496,358 in depreciation expenses and patent amortization expenses, $53,577 amortization of right of use asset, $36,409 loss due to disposal of certain expired patents, ($25,000) in accounts receivable, ($582,353) in prepaid expenses and other current assets, and $542,841 in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $621,410 for the three months ended March 31, 2026, consisting of $170,944 in cost for intangibles and $450,466 in asset additions for the Colorado headquarter facility and labs.

Net cash provided by financing activities was $10,767,985 for the three months ended March 31, 2026, and consisted of $1,862,119 in proceeds from exercise of options, ($2,088,366) tax payment on net issuance of vested restricted stock units, ($481,103) tax payment on net issuance of performance stock units in the prior period, $4,930,928 in proceeds from the exercise of the overallotment option from the Titan Offering and $6,544,407 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On March 31, 2026, our cash and cash equivalents totaled $75,102,750, our assets totaled $85,913,064, our liabilities totaled $4,601,157 and we had stockholders’ equity of $81,311,907.

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

Contractual Obligations

See “Note 8–Leases” of the notes to the financial statements herein for a discussion of our operating lease for office and laboratory space.

Significant Accounting Policies

We believe our significant accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. Our 2025 Form 10-K contains a discussion of these significant accounting policies. The Company’s significant accounting policies have not materially changed since that report was filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

 We are not required to provide quantitative and qualitative disclosures about market risk because we are a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any litigation of a material nature, nor are we aware of any threatened litigation of a material nature.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Exhibit Number	Filing Date	Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Lightwave Logic, Inc. (conformed copy incorporating all amendments through June 8, 2015)	10-Q	3.1	11/14/2025
3.2	Second Amended and Restated Bylaws - June 18, 2024	8-K	3.1	6/25/2024
10.1	Amendment to Sales Agreement by and between the Company and Roth Capital Partners, LLC, dated April 20, 2026	8-K	10.1	4/21/2026
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.				Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.				Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.				Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.				Furnished herewith

101-INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101-SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101-CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101-DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101-LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101-PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026

By:	/s/ Snizhana Quan
Snizhana Quan,
Principal Financial Officer and Principal Accounting Officer

Date: May 15, 2026

