Form 10-Q
period 2026-06-30
Lightwave Logic, Inc.
filed 2026-08-14
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of August 14, 2026 was 154,167,255.

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

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,209,148	$69,017,354
Marketable securities	48,701,814	—
Accounts receivable	16,129	190,753
Prepaid expenses and other current assets	2,149,099	601,101
TOTAL CURRENT ASSETS	98,076,190	69,809,208

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $8,749,364 and $7,802,183, respectively	5,791,113	5,222,252

OTHER ASSETS
Intangible assets - net of accumulated amortization of $417,462 and $473,771, respectively	1,879,357	1,713,420
Operating lease - right of use asset	2,332,229	2,440,369
TOTAL OTHER ASSETS	4,211,586	4,153,789

TOTAL ASSETS	$108,078,889	$79,185,249

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$445,397	$477,939
Accrued bonuses and accrued expenses	806,337	1,400,008
Accounts payable and accrued expenses - related parties	—	56,250
Contract liability	100,000	6,541
Current operating lease liability	209,057	194,770
TOTAL CURRENT LIABILITIES	1,560,791	2,135,508

LONG TERM LIABILITIES
Long-term operating lease liability	2,294,732	2,403,911
TOTAL LONG TERM LIABILITIES	2,294,732	2,403,911

TOTAL LIABILITIES	3,855,523	4,539,419

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 154,166,422 and 146,050,506 issued and outstanding, respectively	154,167	146,051
Additional paid-in-capital	284,458,018	242,016,025
Deferred compensation	(112,793)	(203,458)
Accumulated deficit	(180,227,125)	(167,312,788)
Accumulated other comprehensive loss	(48,901)	—

TOTAL STOCKHOLDERS' EQUITY	104,223,366	74,645,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,078,889	$79,185,249

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025 (Restated)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025 (Restated)

NET SALES	$32,751	$25,605	$61,918	$48,522

COST AND EXPENSE
Cost of sales	—	3,463	1,336	5,491
Research and development	3,878,703	2,621,441	7,368,998	5,710,659
General and administrative	3,423,188	2,300,884	6,686,054	4,137,936
TOTAL COST AND EXPENSE	7,301,891	4,925,788	14,056,388	9,854,086

LOSS FROM OPERATIONS	(7,269,140)	(4,900,183)	(13,994,470)	(9,805,564)

OTHER INCOME (EXPENSE)
Interest income and interest amortization on marketable securities	652,071	168,253	1,113,346	356,101
Commitment fee	—	(235,801)	—	(243,830)
Gain (loss) on disposal of property and equipment and intangible assets	(5,270)	—	(41,679)	28,800
Other income	8,542	1,098	8,466	836

NET LOSS	$(6,613,797)	$(4,966,633)	$(12,914,337)	$(9,663,657)

OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealized holding loss on available-for-sale debt securities	(48,901)	—	(48,901)	—
COMPREHENSIVE LOSS	$(6,662,698)	$(4,966,633)	$(12,963,238)	$(9,663,657)

LOSS PER SHARE
Basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	153,479,343	125,271,407	150,797,655	124,605,324

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2026

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2026 (UNAUDITED)	150,500,710	$150,502	$254,934,925	$(160,192)	$—	$(173,613,328)	$81,311,907

Common stock sales at the market by investment banking company	1,794,185	1,794	21,337,776	—	—	—	21,339,570
Exercise of options	1,407,114	1,407	5,083,160	—	—	—	5,084,567
Exercise of warrants	402,500	403	1,362,529	—	—	—	1,362,932
Options issued for services	—	—	618,919	—	—	—	618,919
Restricted stock units (RSUs) issued for services	61,913	61	1,029,155	—	—	—	1,029,216
Deferred compensation	—	—		138,953	—	—	138,953
Restricted Stock Award (RSA) modification	—	—	91,554	(91,554)	—	—	—
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	(48,901)	—	(48,901)
Net loss for the three months ended June 30, 2026	—	—	—	—	—	(6,613,797)	(6,613,797)

BALANCE AT JUNE 30, 2026 (UNAUDITED)	154,166,422	$154,167	$284,458,018	$(112,793)	$(48,901)	$(180,227,125)	$104,223,366

	Six Months Ended June 30, 2026

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2025	146,050,506	$146,051	$242,016,025	$(203,458)	$—	$(167,312,788)	$74,645,830

Common stock sales at the market by investment banking company	2,623,926	2,624	27,881,353	—	—	—	27,883,977
Common stock issued to investment bank	1,750,000	1,750	4,929,178	—	—	—	4,930,928
Exercise of options	2,575,050	2,575	6,944,111	—	—	—	6,946,686
Cashless exercise of 200,000 options	186,030	186	(186)	—	—	—	—
Exercise of warrants	402,500	403	1,362,529	—	—	—	1,362,932
Options issued for services	—		950,449	—	—	—	950,449
Restricted stock units (RSUs) issued for services, net of share settlement for taxes	578,410	578	283,005	—	—	—	283,583
Deferred compensation	—	—	—	182,219	—	—	182,219
Restricted Stock Award (RSA) modification	—	—	91,554	(91,554)	—	—	—
Net unrealized loss on available-for-sale marketable securities	—	—	—	—	(48,901)	—	(48,901)
Net loss for the six months ended June 30, 2026	—	—	—	—	—	(12,914,337)	(12,914,337)

BALANCE AT JUNE 30, 2026 (UNAUDITED)	$154,166,422	$154,167	$284,458,018	$(112,793)	$(48,901)	$(180,227,125)	$104,223,366

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE AT MARCH 31, 2025 (UNAUDITED) (as restated) (see Note 2)	124,654,522	$124,655	$183,577,533	$(456,585)	$—	$(151,696,015)	$31,549,588

Common stock issued to institutional investor	650,000	650	687,350	—	—	—	688,000
Common stock issued for commitment shares	256,340	256	235,545	—	—	—	235,801
Common stock sales at the market by investment banking company	318,411	318	390,495	—	—	—	390,813
Exercise of options	57,500	58	40,442	—	—	—	40,500
Cashless exercise of 1,300,000 options	417,206	417	(192,842)	—	—	—	(192,425)
Options issued for services	—	—	533,650	—	—	—	533,650
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	112,729	113	55,201	(68,189)	—	—	(12,875)
Deferred compensation	—	—	—	171,713	—	—	171,713
Net loss for the three months ended June 30, 2025	—	—	—	—	—	(4,966,633)	(4,966,633)

BALANCE AT JUNE 30, 2025 (as restated) (UNAUDITED)	126,466,708	$126,467	$185,723,412	$(353,061)	$—	$(156,662,648)	$28,834,170

	Six Months Ended June 30, 2025

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2024 (as restated) (see Note 2)	123,301,653	$123,302	$180,956,329	$(656,735)	$—	$(146,998,991)	$33,423,905

Common stock issued to institutional investor	1,685,881	1,686	2,173,297	—	—	—	2,174,983
Common stock issued for commitment shares	261,386	261	243,569	—	—	—	243,830
Common stock sales at the market by investment banking company	368,411	368	506,880	—	—	—	507,248
Exercise of options	282,500	283	203,717	—	—	—	204,000
Cashless exercise of 1,350,000 options	434,148	434	(172,359)	—	—	—	(171,925)
Options issued for services	—	—	1,282,692	—	—	—	1,282,692
Options issued to settle accrued bonuses	—	—	48,068	—	—	—	48,068
Performance stock units (PSUs) issued for services	—	—	384,925	—	—	—	384,925
Restricted stock units (RSUs) issued for services	—	—	11,113	—	—	—	11,113
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	132,729	133	85,181	(98,189)	—	—	(12,875)
Deferred compensation	—	—	—	401,863	—	—	401,863
Net loss for the six months ended June 30, 2025	—	—	—	—	—	(9,663,657)	(9,663,657)

BALANCE AT JUNE 30, 2025 (as restated) (UNAUDITED)	126,466,708	$126,467	$185,723,412	$(353,061)	$—	$(156,662,648)	$28,834,170

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Six Months Ended
	Six Months Ended	June 30, 2025
	June 30, 2026	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,914,337)	$(9,663,657)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	950,449	1,282,692
Amortization of deferred compensation	182,219	401,863
Performance stock units issued for services	—	384,925
Restricted stock units issued for services	2,371,949	11,113
Common stock issued for commitment shares	—	243,830
Depreciation and amortization of patents	987,257	943,089
Amortization of right of use asset	108,140	100,938
Accretion of interest on marketable securities	(33,726)	—
(Gain) loss on disposal of property and equipment and intangible assets	41,679	(28,800)
(Increase) decrease in assets
Accounts receivable	174,624	34,812
Prepaid expenses and other current assets	(1,547,998)	(237,115)
(Decrease) increase in liabilities
Accounts payable	(32,542)	(195,411)
Accrued bonuses, accrued expenses and other liabilities	(112,569)	(394,875)
Accounts payable and accrued expenses-related parties	(56,250)	(53,359)
Contract liability	93,459	(8,333)
Operating lease liability	(94,891)	(81,934)

Net cash used in operating activities	(9,882,537)	(7,260,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(245,398)	(108,332)
Purchase of property and equipment	(1,518,336)	(893,894)
Purchases of marketable securities	(48,714,585)	—

Net cash used in investing activities	(50,478,319)	(1,002,226)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	8,309,618	204,000
Cashless option exercise tax payments	—	(171,926)
Cashless tax payment on vested restricted stock awards	—	(12,875)
Tax payment on net issuance of vested restricted stock units	(2,088,366)	—
Tax payment on net issuance of performance stock units	(481,103)	—
Issuance of common stock, institutional investor	—	2,174,983
Issuance of common stock to investment bank	4,930,928	—
Common stock sales at the market by investment banking company	27,883,977	507,248

Net cash provided by financing activities	38,555,054	2,701,430

Effect of fair value changes on cash equivalents	(2,404)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,808,206)	(5,561,018)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	69,017,354	27,667,964

CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,209,148	$22,106,946

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$—	$48,068
Trade-in credit for purchase of property and equipment	$—	$28,800
Non-cash repurchase of shares issued for net option exercise	$—	$172,359
Restricted stock awards issued for services	$—	$169,846

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, “we,” “us,” “our,” and the “Company” refer to Lightwave Logic, Inc.

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. These statements include all adjustments (consisting only of its normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 20, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three and six months ending June 30, 2026 may not be indicative of operating results expected for the full year.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity date of three months or less to be cash equivalents. Marketable securities consist of highly liquid available-for-sale debt securities with maturities of greater than three months but less than 1 year when purchased.

Available-for-sale debt securities are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive loss within stockholders' equity. Accrued interest receivable is excluded from the amortized cost basis of the securities and is included in prepaid expenses and other current assets in the accompanying balance sheets.

The Company evaluates its available-for-sale debt securities for expected credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326. As of June 30, 2026, the Company determined that no allowance for credit losses was required. Any unrealized losses were attributable to changes in market interest rates rather than credit-related factors. The Company has elected to exclude accrued interest receivable from its estimate of credit losses and writes off uncollectible accrued interest receivable in a timely manner.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents, prepaid expenses and other assets, marketable securities, accounts receivable, accounts payable and accrued expenses. The carrying values of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments.

The Company measures cash equivalents and available-for-sale debt securities at fair value on a recurring basis. These instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on the observability of the inputs used to determine fair value. Level 1 instruments are valued using quoted prices in active markets for identical assets. Level 2 instruments are valued using observable market-based inputs, including quoted prices for similar instruments, benchmark yields, broker/dealer quotations, and pricing models utilizing observable market data.

Revenue Recognition and Contract Liability

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when control of goods or services is transferred to a customer in an amount that reflects the consideration to which the Company expects to be entitled.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

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

The Company’s primary revenue streams include technology license and material supply agreements and non-recurring engineering revenue from joint development agreements.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

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

Contract Liability

Contract liability represents amounts received in advance for performance obligations not yet satisfied, including non-refundable upfront license fees. The Company recognizes contract liability revenue as revenue when the related performance obligations are satisfied.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

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

Comprehensive Loss

The Company follows FASB ASC 220.10, “Reporting Comprehensive Income (Loss).” Comprehensive loss is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net loss. The Company records unrealized gains and losses on available-for-sale securities as accumulated other comprehensive loss on the balance sheet. Accordingly, comprehensive loss includes both net loss and other comprehensive loss.

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

Reclassifications

Certain reclassifications have been made to the 2025 financial statements in order to conform to the 2026 financial statement presentation.

NOTE 2 – RESTATEMENT OF PRIOR-PERIOD FINANCIAL STATEMENTS

Comparative financial information as of June 30, 2025 and December 31, 2025, as well as opening balance as of December 31, 2024, have been derived from the Company's previously filed amended Quarterly Report on Form 10-Q/A. As described in that filing, the Company corrected errors related to the accounting for certain non-cash stock option exercises, including errors affecting previously reported interim and historical equity balances. The accompanying comparative financial statements reflect the corrected amounts. Refer to the Company's Form 10-Q/A filed on January 20, 2026 for a complete description of the nature of the errors and the quantitative impact of the restatement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 3 – MANAGEMENT’S PLANS

The Company’s future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which the Company can, directly or through arrangements with original equipment manufacturers, introduce and sell its polymer materials technology; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of the Company’s products and competing technological developments; and the Company’s ability to establish joint development, joint venture and licensing arrangements.  Based on its current operating plan, management believes the Company's existing cash, cash equivalents and marketable securities are sufficient to fund operations through at least December 2027.

On December 15, 2025, the Company entered into an underwriting agreement with an investment bank to sell a total of 13,416,667 shares of its common stock, inclusive of the underwriter’s overallotment option. The net proceeds to the Company from this offering were $37,756,628, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

On March 17, 2025, the Company entered into a purchase agreement with an institutional investor to sell up to $30,000,000 of common stock over a 36-month period (described in Note 11). This purchase agreement was terminated on December 15, 2025. As of the termination date, the Company had received $3,646,655 pursuant to this agreement.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company whereby the Company could offer and sell shares of its common stock having an aggregate offering price of up to $35,000,000 from time to time through or to the investment banking company, as sales agent. On April 20, 2026, the Company entered into an amendment to the sales agreement to increase the amount of shares of common stock that may be sold under this agreement to $51,404,500. As of June 30, 2026 and as of the date of this filing, pursuant to the sales agreement, the Company has sold $51,401,115 in shares of common stock and has $3,385 in shares remaining available to the Company per the agreement.

The Company's first commercial agreement was executed in May 2023 pursuant to a material supply and license agreement that incorporates the Company's patented electro-optic polymer materials for use in manufacturing photonic devices (described in Note 5). For the three and six months ended June 30, 2026, the Company recognized $32,751 and $61,918 in revenue related to this agreement, respectively.

Management expects the Company's cash requirements to increase as it continues to advance the commercialization of its electro-optic polymer technology and expand its research, development and commercial activities. The Company currently has no debt to service.

NOTE 4 – CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company invests primarily in U.S. Treasury securities and U.S. government agency securities. The following tables present the Company’s cash equivalents and marketable securities by significant investment category as of June 30, 2026:

						Reported As
Assets	Pricing Category	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Money Market Funds	Level 1	218,396	—	—	218,396	218,396	—
U.S. Treasury Securities	Level 2	51,843,362	—	(32,488)	51,810,874	16,942,860	34,868,014
U.S. Agency Securities	Level 2	17,828,933	—	(16,413)	17,812,520	3,978,720	13,833,800
Total		69,890,691	—	(48,901)	69,841,790	21,139,976	48,701,814

Accrued interest receivable of $254,288 is excluded from the amortized cost basis of the available-for-sale debt securities and is included in prepaid expenses and other current assets in the accompanying balance sheet.

As of June 30, 2026, all available-for-sale marketable securities were in unrealized loss positions; however, the Company concluded that the unrealized losses were attributable to changes in market interest rates and not to credit-related factors. Accordingly, no allowance for credit losses was recorded as of June 30, 2026. In addition, none of the securities had been in a continuous unrealized loss position for more than 12 months.

As of June 30, 2026, all of the Company’s available-for-sale marketable securities had contractual maturities of less than one year. The Company did not hold any marketable securities or cash equivalents classified as available-for-sale debt securities as of December 31, 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 5 – REVENUE

The Company's first commercial agreement was executed in May 2023, in the form of a four-year material supply and license agreement (the “License Agreement”) that incorporates the Company's patented electro-optic polymer materials for use in manufacturing of photonic devices (the “Licensed Product”). The licensee shall pay the Company a running royalty with a minimum royalty paid on an annual basis over the term of the License Agreement, and, if applicable, royalties that exceed the minimum royalty payments and milestone license fees. The License Agreement is a non-exclusive material supply and license agreement.

In December 2025, the Company entered into a memorandum of agreement (also referred to as “joint development agreement”) under which it, along with other parties, performs its respective part of the development work to develop an electro-optical polymer-based modulator chip for use in communication applications. The development work consists of preparing reference documentation and support of a multi-project wafer chip produced at a mutually agreed upon foundry, the design and post processing of fabricated chips, and complete product verification and volume manufacturing preparation, with each party to the agreement having responsibility over various deliverables for each phase.

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $0 and $6,541 of this amount is recorded as a contract liability in current liabilities on the Company’s balance sheets as of June 30, 2026 and December 31, 2025, respectively.

For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $32,751 and $25,605, respectively, related to the License Agreement. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $61,918 and $48,522, respectively, related to the License Agreement.

Revenues related to the joint development agreement are recognized at a point of time, when control of the related performance obligations is transferred to a customer. For the three and six months ended June 30, 2026, the Company did not recognize any non-recurring engineering revenue related to this agreement. An installment payment in the amount of $100,000 was received during the six months ended June 30, 2026 and is recorded as a contract liability in the current liabilities in the accompanying balance sheet.

Contract balances are as follows:

	June 30, 2026	December 31, 2025

Accounts receivable, net	$16,129	$190,753
Short-term contract assets	$—	$—
Long-term contract assets	$—	$—
Short-term contract liability	$100,000	$6,541

Significant changes in the contract balances for the six months ended June 30, 2026 are as follows:

	Six Months Ended June 30, 2026
	Assets	Liabilities
Balance at December 31, 2025	$190,753	$(6,541)
Revenue recognized that was previously included in contract liability	—	6,541
Decreases/increases due to cash received	(330,000)	(100,000)
Billed receivables recorded	330,000	—
Transferred to receivables from unbilled receivables	(230,000)	—
Unbilled receivables recorded	$55,376	—
Balance at June 30, 2026	$16,129	$(100,000)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2026	December 31, 2025

Wafer fabrication deposits	$618,500	$—
Insurance	571,097	194,258
Deposits for equipment purchases	222,997	172,937
Software licenses	188,088	75,257
Deposits for conferences	53,287	—
Investor relations	54,485	6,127
Subscriptions	56,706	39,934
Rent	36,525	89,468
Deferred equity issuance costs	26,403	—
Other	66,723	23,120

Prepaid Expenses	$1,894,811	$601,101
Accrued interest on marketable securities	254,288	—

Prepaid expenses and other current assets	$2,149,099	$601,101

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2026	December 31, 2025

Office equipment	$226,930	$182,600
Lab equipment	12,665,291	12,096,036
Furniture	84,392	66,438
Leasehold improvements	477,385	440,855
Software	178,684	133,377
Equipment not yet placed in service	907,795	105,129
	14,540,477	13,024,435
Less: Accumulated depreciation	8,749,364	7,802,183

Property and equipment, net	$5,791,113	$5,222,252

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 7 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended June 30, 2026 and 2025 was $471,639 and $461,228, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 was $949,475 and $889,680, respectively. During the three and six months ended June 30, 2026 and during the three months ended June 30, 2025, the Company did not retire or dispose of any property and equipment. During the six months ended June 30, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800.

NOTE 8 – INTANGIBLE ASSETS

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

Intangible assets consist of the following:

	June 30, 2026	December 31, 2025

Patents	$2,296,819	$2,187,191
Less: Accumulated amortization	417,462	473,771

Intangible assets, net	$1,879,357	$1,713,420

Amortization expense for the three months ended June 30, 2026, and 2025 was $19,260 and $26,901, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $37,782 and $53,409, respectively. During the six months ended June 30, 2026, the Company retired certain expired patents with a cost of $135,770 and accumulated amortization of $94,091 for a loss of $41,679. During the three months ended June 30, 2026, the Company retired certain expired patent applications with a cost of $5,270 for a loss of $5,270. There were no patent costs written off for the three and six months ended June 30, 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 9 – LEASES

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

On November 22, 2022, the Company entered into an amendment to the Lease (the “Amended Lease”) to lease an additional approximately 9,684 square feet of adjacent office and warehouse space.  The term of the Amended Lease is one hundred twenty-eight (128) months, with an effective date of June 1, 2023. Base rent through January 31, 2024 of the Amended Lease term was approximately $30,517 per month. The base rent for the next full year of the Amended Lease term is approximately $377,288, with an increase in annual base rent of approximately 3% in each subsequent year of the lease term.  Commencing on June 1, 2023, monthly installments of base rent and one-twelfth of landlord’s estimate of tenant’s proportionate share of annual operating expenses shall be due on the first day of each calendar month. The Amended Lease also provides an allowance of up to $43,216 to be used solely for the cost of renovations to the additional lease premises.

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

Undiscounted future minimum lease payments under the Amended Lease as of June 30, 2026, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

Remainder of 2026	$200,080
2027	411,174
2028	423,612
2029	436,300
2030	449,431
Thereafter	$1,471,840
3,392,437
Less discounted interest	(888,648)

TOTAL	$2,503,789

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 9 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

June 30, 2026
Weighted average remaining lease term (in years)	7.58
Weighted average discount rate	8.25%

As of June 30, 2026, current operating leases had remaining terms between 6 months and 7.58 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of June 30, 2026, the Company did not have any finance leases.

Operating and short-term lease costs totaling $87,345 and $27,377 are included in research and development and general and administrative expense, respectively, for the three months ended June 30, 2026. Operating and short-term lease costs totaling $110,713 and $32,612 were included in research and development and general and administrative expenses, respectively, for the three months ended June 30, 2025. Operating and short-term lease costs totaling $174,932 and $54,717 are included in research and development and general and administrative expenses, respectively, for the six months ended June 30, 2026. Operating and short-term lease costs totaling $197,121 and $53,568 were included in research and development and general and administrative expenses, respectively, for the six months ended June 30, 2025.

NOTE 10 – INCOME TAXES

There is no income tax benefit for the losses incurred during the three and six months ended June 30, 2026 and 2025 since management has determined that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, a full valuation allowance has been recorded against the Company's net deferred tax assets.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three-and six-month period ended June 30, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

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

On December 17, 2025, the Company closed an offering with an investment bank to sell 11,666,667 shares of its common stock. Pursuant to the underwriting agreement, the Company granted the investment bank an option to purchase from us up to 1,750,000 additional shares of common stock for the purpose of covering over-allotments, if any. On January 8, 2026, the Company closed on the investment bank’s exercise of the option, and issued an additional 1,750,000 shares of its common stock. Pursuant to the underwriting agreement for the offering, the Company agreed to issue to the underwriter warrants to purchase up to 350,000 shares of common stock, or three percent (3%) of the total number of shares of common stock sold in the offering, as well as additional underwriter warrants to purchase up to an aggregate of 52,500 shares of common stock in connection with the exercise of the over-allotment option by the underwriter.

On December 17, 2025 and January 8, 2026, the Company sold 11,666,667 shares under this agreement for net proceeds of $32,825,700 and 1,750,000 shares for net proceeds of $4,930,928, respectively, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The underwriter warrants were immediately exercisable at an exercise price of $3.45 per share during the five-year period following the date of the underwriting agreement. On April 14, 2026, all 402,500 underwriter warrants were exercised for net proceeds of $1,362,932 and no underwriter warrants were outstanding thereafter.

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company had the ability to offer and sell up to $35,000,000 shares of its common stock from time to time through or to the investment banking company, as sales agent or principal. On April 20, 2026, the Company entered into an amendment to the sales agreement to increase the amount to $51,404,500. Sales of shares of the Company’s common stock, if any, were to be made by any method deemed to be an “at-the-market offering”. The sales agent was entitled to compensation under the terms of the sales agreement at a commission rate of up to 3% of the gross proceeds of the sales price of common stock that they sell.

During the three-month period ended June 30, 2026, pursuant to the sales agreement, the investment banking company sold 1,794,185 shares of the Company’s common stock for net proceeds of $21,339,571 after the payment of the investment banking company’s commissions and underwriting expenses in the amounts of $491,451 and $18,139, respectively. During the three-month period ended June 30, 2025, pursuant to the sales agreement, the investment banking company sold 318,411 shares of the Company’s common stock for net proceeds of $390,813, net of a payment of commissions in the amount of $12,088 to the investment banking company. During the six-month period ended June 30, 2026, pursuant to the sales agreement, the investment banking company sold 2,623,926 shares of the Company’s common stock for net proceeds of $27,883,978, after payment of the investment banking company’s commissions and underwriting expenses in the amounts of $695,053 and $56,861, respectively. During the six-month period ended June 30, 2025, pursuant to the sales agreement, the investment banking company sold 368,411 shares of the Company’s common stock for net proceeds of $507,248, net of a payment of commissions in the amount of $15,689 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 12 – STOCK BASED COMPENSATION

Common Stock Options and Warrants

The Company maintains the 2016 Equity Incentive Plan (the "2016 Plan"), under which no additional awards may be granted following its termination on May 15, 2025. Outstanding awards granted under the 2016 Plan remain outstanding in accordance with their original terms.

The Company also maintains the 2025 Equity Incentive Plan (the "2025 Plan"), which was approved by shareholders on May 15, 2025 and authorizes the issuance of up to 6,000,000 shares of common stock pursuant to stock options, restricted stock and restricted stock unit awards. As of June 30, 2026, 2,686,561 shares remained available for future grants under the 2025 Plan.

The Company uses the Black-Scholes option pricing model to calculate the grant-date and modification-date fair value of an award, with the following assumptions for the six months period ended June 30, 2026: no dividend yield, expected volatility, based on the Company’s historical volatility, 83.6% to 87.9%, risk-free interest rate between 4.14% to 4.55% and expected option life of 10 years, which is based on the legal contractual life of the options.

The Black-Scholes option pricing model assumptions for the six months ended June 30, 2025 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 80.8%, risk-free interest rate between 4.18% to 4.48% and expected option life of 10 years, which is based on the legal contractual life of the options.

As of June 30, 2026, there was $1,326,211 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December of 2028. As of June 30, 2025, there was $1,709,499 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through June 2028.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 12 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Modification of Equity Awards

During the three months ended June 30, 2026, the Company entered into consulting agreements with two former employees whose employment terminated during the period. Under the consulting agreements, the former employees will provide consulting services through December 30, 2026.

In connection with the consulting agreements, the Company modified certain outstanding stock options and unvested restricted stock awards ("RSAs") by permitting continued vesting through December 30, 2026. Stock options that were scheduled to vest after December 30, 2026 were forfeited. In addition, all unvested restricted stock units ("RSUs") held by the former employees were forfeited upon termination of employment in accordance with the terms of the applicable award agreements.

The Company evaluated the consulting arrangements under ASC 718 and recognized the entire incremental compensation cost associated with the modified awards on the modification date since the consulting services did not represent substantive future services. The net incremental compensation cost recognized as a result of the modifications totaled $386,347, all of which was recognized during the three and six months ended June 30, 2026. No unrecognized compensation cost related to the modified awards remained as of June 30, 2026.

Share-based compensation was recognized as follows:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Stock options	$618,919	$533,650	$950,449	$1,282,692
Restricted stock awards	138,953	171,713	182,219	401,863
Restricted stock units	1,029,216	11,113	2,371,949	11,113
Performance stock units	—	384,925	—	384,925

Total share-based compensation	$1,787,088	$1,101,401	$3,504,617	$2,080,593

The following tables summarize all stock option and warrant activity of the Company during the six months ended June 30, 2026:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of Shares	Exercise Price	Weighted Average Exercise Price

Outstanding, December 31, 2025	8,996,078	$0.51 - $16.81	$3.47

Granted	252,500	$3.24 - $3.45	$3.28
Forfeited	28,749	$1.00 - 4.70	$2.52
Exercised	3,177,550	$0.60 - 10.86	$2.66

Outstanding, June 30, 2026	6,042,279	$0.51 - $16.81	$3.90

Exercisable, June 30, 2026	5,332,468	$0.51 - $16.81	$4.08

The aggregate intrinsic value of options and warrants outstanding and exercisable as of June 30, 2026 were $33,917,186 and $28,984,445, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $9.46 for the Company’s common stock on June 30, 2026.

During the six months ended June 30, 2026, 2,775,050 options with the aggregate intrinsic value of $19,423,075 were exercised for proceeds of $6,946,686. Of this amount, 200,000 options were exercised via cashless settlement. In addition, 402,500 warrants with the total intrinsic value of $3,590,300 were exercised for proceeds of $1,362,932, net of issuance costs of $25,694 during the period.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 12 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding Currently Exercisable
Range of Exercise Prices	Number Outstanding Currently Exercisable at June 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Currently Exercisable

$0.51 - $16.81	5,332,468	5.6 Years	$4.08

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Outstanding

$0.51 - $16.81	6,042,279	6.0 Years	$3.90

Restricted Stock Awards and Units

The Company grants restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees and directors. RSUs represent the right to receive shares of common stock upon vesting, while RSAs are shares issued at the grant date that remain subject to forfeiture until vesting conditions are satisfied.

The grant-date fair value of RSAs and RSUs is based on the closing market price of the Company's common stock on the grant date and is recognized as stock-based compensation expense on a straight-line basis over the shorter of the requisite service period or the vesting period. Vesting terms range from immediate vesting to monthly or quarterly vesting schedules, with certain awards subject to cliff vesting provisions.

Restricted stock activity during the six months ended June 30, 2026 is as follows:

	Restricted Stock Awards		Restricted Stock Units
	Six Month Period Ended		Six Month Period Ended
	June 30, 2026		June 30, 2026
	Weighted Average		Weighted Average
	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share

Non-vested, beginning of period	153,596	$1.54	2,836,742	$3.07

Granted	—	—	1,183,778	4.05
Vested	(44,924)	2.50	(873,378)	2.93
Cancelled and forfeited	—	—	(70,833)	3.24

Non-vested, end of period	108,672	$3.50	3,076,309	$3.48

As of June 30, 2026 and 2025, the unamortized value of the RSAs was $100,311 and $353,061, respectively. As of June 30, 2026 and 2025, the unamortized value of the RSUs was $8,025,287 and $708,487, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

Performance Stock Units

During the six months ended June 30, 2025, the Company granted 2,187,501 performance stock units (PSUs) subject to both performance-based and service vesting requirements to the Company’s executives. The grant date fair value of the PSUs granted was $2,029,126, as determined by the Company’s closing common stock price on the date of the grant of $0.93 per share. For the three and six months ended June 30, 2025, the Company recorded $384,925 stock-based compensation expense related to the PSU vesting.

As of June 30, 2026, no PSUs were granted or remained outstanding, and no stock-based compensation expense related to PSUs was recognized during the three and six months ended June 30, 2026.

NOTE 13 – LOSS PER SHARE

The Company calculates earnings (loss) per share ("EPS") in accordance with FASB ASC 260, Earnings Per Share. Basic EPS is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2026 and 2025, the Company reported a net loss; therefore, diluted EPS is calculated the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive.

The following securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

•	Options and warrants: 3,937,160 shares and 3,320,221 shares for the three and six months ended June 30, 2026, respectively, and 668,844 and 1,012,128 shares for the three and six months ended June 30, 2025, respectively.

•

Unvested RSUs: 2,381,813 shares and 2,123,002 shares for the three and six months ended June 30, 2026, respectively, and 26,189 shares and 13,167 shares for the three and six months ended June 30, 2025, respectively.

•	Earned but unissued PSUs: 0 shares for the three and six months ended June 30, 2026, and 337,448 shares and 169,656 shares for the three and six months ended June 30, 2025, respectively.

•

Total anti-dilutive securities excluded from the calculation of diluted loss per share were 6,318,973 shares and 5,443,223 shares for the three and six months ended June 30, 2026, respectively, and 1,032,481 shares and 1,194,951 shares for the three and six months ended June 30, 2025, respectively.

NOTE 14 – RELATED PARTIES

There were no material transactions with related parties during the three- and six-month period ended June 30, 2026.

During the three and six months ended June 30, 2025, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

Related party transactions for the three and six months ended June 30, 2025 were as follows:

•	The Company incurred $2,100 and $69,643 in legal fees and expense reimbursements with a related party law firm for the three and six months ended June 30, 2025, respectively.

•	The Company incurred $16,980 and $39,740 in accounting and IT service fees and expense reimbursements to related parties for the three and six months ended June 30, 2025, respectively.

•	The Company incurred $53,841 and $108,636 in fees and travel expenses to directors for the three and six months ended June 30, 2025, respectively.

•	The Company incurred $82,500 and $165,000 in consulting fees to board of directors and advisory board members for the three and six months ended June 30, 2025, respectively.

As of December 31, 2025, accrued liabilities included $56,250 related to director compensation. There were no material related-party payables outstanding as of June 30, 2026.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 15 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals. The Company matches 100% of each participant’s contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible participants charged to expense were $54,610 and $45,890 for the three months ended June 30, 2026 and 2025, respectively. Matching contributions to all eligible participants charged to expense were $116,938 and $85,477 for the six months ended June 30, 2026 and 2025, respectively. The plan is subject to the annual IRS elective deferral limit of $24,500 per employee for 2026, $8,000 catch-up for those aged 50 and over, and $11,250 special catch-up limit for those aged 60-63.

NOTE 16 – SEGMENT REPORTING

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

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three and six months ended June 30, 2026 and 2025:

	Three Months ended	Three Months ended June 30, 2025	Six Months Ended	Six Months Ended June 30, 2025
	June 30, 2026	(Restated)	June 30, 2026	(Restated)

NET SALES	$32,751	$25,605	$61,918	$48,522

COST OF SALES	—	3,463	1,336	5,491

OPERATING EXPENSES
Research and development	3,878,703	2,621,441	7,368,998	5,710,659
General and administrative	3,423,188	2,300,884	6,686,054	4,137,936
	7,301,891	4,925,788	14,056,388	9,854,086

SEGMENT OPERATING LOSS	(7,269,140)	(4,900,183)	(13,994,470)	(9,805,564)

OTHER INCOME (EXPENSE)
Interest income and interest amortization on marketable securities	652,071	168,253	1,113,346	356,101
Commitment fee	—	(235,801)	—	(243,830)
Gain (loss) on disposal of property and equipment and intangible assets	(5,270)	—	(41,679)	28,800
Other income	8,542	1,098	8,466	836

NET LOSS	$(6,613,797)	$(4,966,633)	$(12,914,337)	$(9,663,657)

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

There were no other segment items for the three and six months ended June 30, 2026 and 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2026 AND 2025

NOTE 16 – SEGMENT REPORTING (CONTINUED)

Segment assets

The CODM does not regularly review asset information by segment; accordingly, the Company has not disclosed segment assets.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three and six months ended June 30, 2026 and 2025, 100% of the Company’s net sales were generated in Switzerland. Revenue is attributed to geographic areas based on the customer’s bill-to location.

•	Long-lived assets: long-lived assets, consisting of property and equipment, intangible assets, and right of use assets under operating leases were all located in the United States and totaled $10,002,699 and $9,376,041 as of June 30, 2026 and December 31, 2025, respectively.

•	Major Customers: For the three and six months ended June 30, 2026 and 2025, one customer accounted for 10% or more of total revenue. The related revenue was attributable to the Company’s single reportable segment.

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2026, the Board of Directors of the Company appointed Fred A. Graffam III as the Company’s Chief Financial Officer, effective immediately. In connection with his appointment, Mr. Graffam received a sign-on equity award in the form of restricted stock units with an aggregate grant-date value of $2,400,000, 25% of which shall vest on the first anniversary of the vesting commencement date, and the remaining 75% of which shall vest in equal quarterly installments over the three years thereafter.

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

As of August 2026, multiple customer programs are progressing through defined development stages under our commercialization framework. The timing and scale of potential production revenue depend on customer product qualification and adoption cycles, technical validation, manufacturing readiness, end-market demand, and broader industry conditions.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. During 2025, we entered into a non-recurring engineering joint development arrangement with a customer to develop an electro-optical polymer-based modulator chip for use in communication applications.

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

Our Perkinamine® materials are designed to:

•	Support high-speed optical modulation suitable for advanced data rate standards,
•	Enable high-bandwidth performance through strong electro-optic coefficients,

•	Operate at relatively low drive voltages,

•	Be deposited and patterned using processes compatible with semiconductor manufacturing environments, and

•	Maintain stability under operational and environmental stress conditions required by customer applications.

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

Results of Operations

Comparison of three months ended June 30, 2026 and June 30, 2025

Revenues

During the three months ended June 30, 2026, we recognized $32,751 of licensing and royalty revenue. During the three months ended June 30, 2025, we recognized $25,605 of licensing and royalty revenue.

Cost of Sales

During the three months ended June 30, 2026, we recognized $0 in cost of sales. During the three months ended June 30, 2025, we recognized $3,463 in cost of sales.

Operating Expenses

	Three Months Ended	Three Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Research and development	$3,878,703	$2,621,441	$1,257,262	48%
General and administrative	3,423,188	2,300,884	1,122,304	49%
	$7,301,891	$4,922,325	$2,379,566	48%

Research and development expenses increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increases in salary and employee benefits expenses and non-cash stock compensation expenses.

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

General and administrative expenses increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increases in non-cash stock-based compensation expenses, salary and employee benefits expenses and payroll taxes, professional services fees, recruiting fees, legal fees, and director fees.

Other Income (Expenses), net

	Three Months Ended	Three Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Other (Expense) Income	$655,343	$(66,450)	$721,793	1086%

Other income increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase in interest income earned on higher cash balances and investments in marketable securities, offset by a loss due to disposal of certain expired patents and patent applications.

Net Loss

	Three Months Ended	Three Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Net Loss	$6,613,797	$4,966,633	$1,647,164	33%

Net loss was $6,613,797 and $4,966,633 for the three months ended June 30, 2026 and 2025, respectively, for an increase of $1,647,164 due primarily to increases in entity-wide salary and employee benefits expenses and payroll taxes, non-cash stock compensation expenses, professional services fees, recruiting fees, legal fees, director fees, and loss due to disposal of certain expired patents and patent applications, offset by an increase in interest income.

Comparison of six months ended June 30, 2026 and June 30, 2025

Revenues

During the six months ended June 30, 2026, we recognized $61,918 of licensing and royalty revenue. During the six months ended June 30, 2025, we recognized $48,522 of licensing and royalty revenue.

Cost of Sales

During the six months ended June 30, 2026, we recognized $1,336 in cost of sales. During the six months ended June 30, 2025, we recognized $5,491 in cost of sales.

Operating Expenses

	Six Months Ended	Six Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Research and development	$7,368,998	$5,710,659	$1,658,339	29%
General and administrative	6,686,054	4,137,936	2,548,118	62%
	$14,055,052	$9,848,595	$4,206,457	43%

Research and development expenses increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increases in salary and employee benefits expenses, non-cash stock compensation expenses, laboratory materials and supplies expenses, and prototype device development and wafer fabrication expenses.

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

General and administrative expenses increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increases in non-cash stock-based compensation expenses, salary and employee benefits expenses and payroll taxes, recruiting fees, professional services fees, director fees, legal fees, and travel expenses.

Other Income, net

	Six Months Ended	Six Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Other Income	$1,080,133	$141,907	$938,226	-661%

Other income increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase in interest income earned on higher cash balances and investments in marketable securities, offset by a loss due to disposal of certain expired patents and patent applications.

Net Loss

	Six Months Ended	Six Months Ended June 30, 2025		Percent
	June 30, 2026	(Restated)	Change	Change

Net Loss	$12,914,337	$9,663,657	$3,250,680	34%

Net loss was $12,914,337 and $9,663,657 for the six months ended June 30, 2026 and 2025, respectively, for an increase of $3,250,680 due primarily to increases in entity-wide salary and employee benefits expenses and payroll taxes, non-cash stock compensation expenses, recruiting fees, professional services fees, directors fees, legal fees, laboratory materials and supplies expenses, prototype device development and wafer fabrication expenses, travel expenses, and loss due to disposal of certain expired patents and patent applications, offset by an increase in interest income.

Liquidity and Capital Resources

Our primary source of operating cash inflows was (i) proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at-the-market sales agreement with Roth Capital as described in Note 11 to the Financial Statements, (ii) proceeds from the sale of common stock to Titan Partners Group LLC (investment banker) (“Titan”), and (iii) proceeds received pursuant to the exercise of options and warrants.

On December 15, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Titan Partners Group LLC, a division of American Capital Partners, LLC, as the underwriter (the “Underwriter”), relating to an underwritten public offering of 11,666,667 shares of the Company’s common stock, par value $0.001 per share, at a price to the public of $3.00 per share (the “Titan Offering”). Pursuant to the Underwriting Agreement, we granted to the Underwriter an option, exercisable not later than thirty (30) days after the date of the closing of the Offering, to purchase from us up to 1,750,000 additional shares of common stock for the purpose of covering over-allotments, if any. The Offering closed on December 17, 2025. On January 8, 2026, the Company closed on the Underwriter’s exercise of the option, and issued an additional 1,750,000 shares of its common stock. The net proceeds to us from the Offering were approximately $32.8 million during the year ended December 31, 2025, and approximately $4.9 million in January 2026, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. We intend to use the net proceeds from the Offering for working capital and other general corporate purposes and may use a portion of the net proceeds to accelerate our commercialization timeline, accelerate and expand our U.S. production capacity to support customer partnerships and design-ins, to pursue strategic mergers and acquisitions or to invest in complementary technologies or businesses. Pursuant to the Underwriting Agreement, we agreed to issue to the Underwriter warrants to purchase up to 350,000 shares of Common Stock, or three percent (3%) of the total number of shares of Common Stock sold in the Offering, as well as additional underwriter warrants to purchase up to an aggregate of 52,500 shares of common stock, which were issued upon the exercise by the Underwriter of its over-allotment option. The underwriter warrants were immediately exercisable at an exercise price of $3.45 per share during the five-year period following the date of the Underwriting Agreement. On April 14, 2026, all 402,500 underwriter warrants were exercised for proceeds of $1,388,625.

On December 9, 2022, we entered into the at-the-market sales agreement with Roth Capital, as sales agent, (the “Roth Sales Agreement”) pursuant to which we could offer and sell up to $35,000,000 in shares of our registered common stock, from time to time through Roth Capital. On April 20, 2026, the Company entered into an amendment to its sales agreement with Roth Capital to increase the amount of shares of common stock that may be sold under the Roth Sales Agreement to $51,404,500. As of the date of this filing, $3,385 remains available pursuant to the Roth Sales Agreement.

During the six months ended June 30, 2026, the Company received $27,883,978 in net proceeds pursuant to the Roth Sales Agreement, $4,930,928 in net proceeds from the exercise of over-allotment option from the Titan Offering, $1,362,932 in net proceeds from the exercise of underwriter warrants, and $6,946,686 in proceeds from the exercise of options.

During the six months ended June 30, 2026, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party consultants and professional services providers.

 Sources and Uses of Cash

 Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. On June 30, 2026, our cash and cash equivalents totaled $47,209,148 and our liquid investments in marketable securities totaled $48,701,814.

We expect the proceeds received pursuant to the Titan Offering and the Roth Sales Agreement, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to finance our operations at least through December 2027. Our cash requirements are expected to increase at a rate consistent with our Company’s revenue growth as we expand our activities and operations with the objective of increasing our revenue stream from the commercialization of our electro-optic polymer technology. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2026 and beyond because of the following planned activities:

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

Analysis of Cash Flows

For the six months ended June 30, 2026

Net cash used in operating activities was $9,882,537 for the six months ended June 30, 2026, primarily attributable to the net loss of $12,914,337 adjusted by $950,449 in stock options issued for services, $182,219 amortization of deferred compensation, $2,371,949 amortization of restricted stock units, $987,257 in depreciation expenses and patent amortization expenses, $108,140 amortization of right of use asset, ($33,726) in interest accretion on marketable securities, $41,679 loss due to disposal of certain expired patents and patent applications, $174,624 in accounts receivable, ($1,547,998) in prepaid expenses and other current assets, and ($202,793) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $50,478,319 for the six months ended June 30, 2026, consisting of $245,398 in cost for intangibles, $1,518,336 in asset additions for the Colorado headquarters’ facility and labs, and $48,714,585 in investments in marketable securities.

Net cash provided by financing activities was $38,555,054 for the six months ended June 30, 2026, and consisted of $6,946,686 in proceeds from exercise of options, $1,362,932 in proceeds from the exercise of underwriter warrants under the Titan agreement, ($2,088,366) tax payment on net issuance of vested restricted stock units, ($481,103) tax payment on net issuance of performance stock units in the prior period, $4,930,928 in proceeds from the exercise of the overallotment option from the Titan Offering, and $27,883,978 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On June 30, 2026, our cash and cash equivalents totaled $47,209,148, our assets totaled $108,078,889, our liabilities totaled 3,855,523 and we had stockholders’ equity of $104,223,366.

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

Net cash used by investing activities was $1,002,226 for the six months ended June 30, 2025, consisting of $108,332 in cost for intangibles and $893,894 in asset additions for the Colorado headquarters’ facility and labs.

Net cash provided by financing activities was $2,701,430 for the six months ended June 30, 2025, and consisted of $204,000 in proceeds from exercise of options, ($171,926) cashless option exercise tax payments, ($12,875) cashless tax payment on vested restricted stock awards, $2,174,983 in proceeds from the sale of common stock pursuant to the 2023 and 2025 Purchase Agreements and $507,248 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On June 30, 2025, our cash and cash equivalents totaled $22,106,946, our assets totaled $32,436,267, our liabilities totaled $3,602,097 and we had stockholders’ equity of $28,834,170.

Contractual Obligations

See “Note 9–Leases” of the notes to the financial statements herein for a discussion of our operating lease for office and laboratory space.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Exhibit Number	Filing Date	Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Lightwave Logic, Inc. (conformed copy incorporating all amendments through June 8, 2015)	10-Q	3.1	11/14/2025
3.2	Second Amended and Restated Bylaws - June 18, 2024	8-K	3.1	6/25/2024
10.1	Amendment to Sales Agreement by and between the Company and Roth Capital Partners, LLC, dated April 20, 2026	8-K	10.1	4/21/2026
10.2	Employment Agreement between Fred Graffam and Lightwave Logic, Inc., dated July 20, 2026	8-K	10.1	7/20/2026
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.				Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.				Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.				Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.				Furnished herewith

101-INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101-SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101-CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101-DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101-LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101-PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026

By:	/s/ Fred Graffam
Fred Graffam, Chief Financial Officer
Principal Financial Officer

Date: August 14, 2026

