Form 10-Q
period 2026-09-30
Lightwave Logic, Inc.
filed 2026-11-13
CIK 1325964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-Q

____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock outstanding as of November 13, 2026 was 154,542,640.

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

ii

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements

LIGHTWAVE LOGIC, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

CONTENTS

PAGE
BALANCE SHEETS	2
STATEMENTS OF COMPREHENSIVE LOSS	3
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	4-5
STATEMENTS OF CASH FLOWS	6
NOTES TO FINANCIAL STATEMENTS	7-27

LIGHTWAVE LOGIC, INC.

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,566,678	$69,017,354
Marketable securities	70,277,228	—
Accounts receivable	53,629	190,753
Prepaid expenses and other current assets	1,898,577	601,101
TOTAL CURRENT ASSETS	89,796,112	69,809,208

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $9,250,824 and $7,802,183, respectively	6,648,296	5,222,252

OTHER ASSETS
Intangible assets - net of accumulated amortization of $428,256 and $473,771, respectively	1,910,055	1,713,420
Operating lease - right of use asset	2,276,661	2,440,369
TOTAL OTHER ASSETS	4,186,716	4,153,789

TOTAL ASSETS	$100,631,124	$79,185,249

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$515,343	$477,939
Accrued bonuses and accrued expenses	646,242	1,400,008
Accounts payable and accrued expenses - related parties	—	56,250
Contract liability	100,000	6,541
Current operating lease liability	216,444	194,770
TOTAL CURRENT LIABILITIES	1,478,029	2,135,508

LONG TERM LIABILITIES
Long-term operating lease liability	2,237,920	2,403,911
Long-term operating lease liability	2,237,920	2,403,911

TOTAL LIABILITIES	3,715,949	4,539,419

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 authorized, no shares issued or outstanding	—	—
Common stock $0.001 par value, 250,000,000 authorized, 154,542,640 and 146,050,506 issued and outstanding, respectively	154,548	146,051
Additional paid-in-capital	284,414,740	242,016,025
Deferred compensation	(77,927)	(203,458)
Accumulated deficit	(187,449,078)	(167,312,788)
Accumulated other comprehensive loss	(127,108)	—

TOTAL STOCKHOLDERS' EQUITY	96,915,175	74,645,830

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,631,124	$79,185,249

See accompanying notes to these financial statements.

LIGHTWAVE LOGIC, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months Ended
	Ended September 30, 2026	Ended September 30, 2025	Ended September 30, 2026	September 30, 2025 (As Revised)

NET SALES	$37,500	$29,166	$99,418	$77,688

COST AND EXPENSE
Cost of sales	705	—	2,041	5,491
Research and development	4,342,078	2,917,473	11,711,076	8,628,132
General and administrative	3,677,238	2,290,839	10,363,292	6,428,775
TOTAL COST AND EXPENSE	8,020,021	5,208,312	22,076,409	15,062,398

LOSS FROM OPERATIONS	(7,982,521)	(5,179,146)	(21,976,991)	(14,984,710)

OTHER INCOME (EXPENSE)
Interest income and interest amortization on marketable securities	818,908	193,341	1,932,254	549,442
Commitment fee	—	(80,210)	—	(324,040)
Loss on disposal of property and equipment and intangible assets	(52,911)	(34,425)	(94,590)	(5,625)
Other income (expense)	(5,429)	(119)	3,037	717

NET LOSS	$(7,221,953)	$(5,100,559)	$(20,136,290)	$(14,764,216)

OTHER COMPREHENSIVE LOSS
Net unrealized holding loss on available-for-sale debt securities	(78,207)	—	(127,108)	—
COMPREHENSIVE LOSS	$(7,300,160)	$(5,100,559)	$(20,263,398)	$(14,764,216)

LOSS PER SHARE
Basic and diluted	$(0.05)	$(0.04)	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and diluted	154,240,658	129,644,824	151,957,934	126,303,617

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2026

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

BALANCE AT JUNE 30, 2026 (UNAUDITED)	154,166,422	$154,167	$284,458,018	$(112,793)	$(48,901)	$(180,227,125)	$104,223,366

Exercise of options	1,666	2	2,031	—	—	—	2,033
Options issued for services	—	—	241,724	—	—	—	241,724
Restricted stock units (RSUs) issued for services, net of share settlement for taxes	378,927	379	(287,033)	—	—	—	(286,654)
Deferred compensation	—	—	—	34,866	—	—	34,866
Restricted Stock Award (RSA) forfeiture	(4,375)	—	—	—	—	—	—
Net unrealized loss on available-for-sale debt securities	—	—	—	—	(78,207)	—	(78,207)
Net loss for the three months ended September 30, 2026	—	—	—	—	—	(7,221,953)	(7,221,953)

BALANCE AT SEPTEMBER 30, 2026 (UNAUDITED)	154,542,640	$154,548	$284,414,740	$(77,927)	$(127,108)	$(187,449,078)	$96,915,175

	Nine Months Ended September 30, 2026

	Number of Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2025	146,050,506	$146,051	$242,016,025	$(203,458)	$—	$(167,312,788)	$74,645,830

Common stock sales at the market by investment banking company	2,623,926	2,624	27,881,353	—	—	—	27,883,977
Common stock issued to investment bank	1,750,000	1,750	4,929,178	—	—	—	4,930,928
Exercise of options	2,576,716	2,577	6,946,142	—	—	—	6,948,719
Cashless exercise of 200,000 options	186,030	186	(186)	—	—	—	—
Exercise of warrants	402,500	403	1,362,529	—	—	—	1,362,932
Options issued for services	—	—	1,192,173	—	—	—	1,192,173
Restricted stock units (RSUs) issued for services, net of share settlement for taxes	957,337	957	(4,028)	—	—	—	(3,071)
Deferred compensation	—	—	—	217,085	—	—	217,085
Restricted Stock Award (RSA) modification	—	—	91,554	(91,554)	—	—	—
Restricted Stock Award (RSA) forfeiture	(4,375)	—	—	—	—	—	—
Net unrealized loss on available-for-sale debt securities	—	—	—	—	(127,108)	—	(127,108)
Net loss for the nine months ended September 30, 2026	—	—	—	—	—	(20,136,290)	(20,136,290)

BALANCE AT SEPTEMBER 30, 2026 (UNAUDITED)	154,542,640	$154,548	$284,414,740	$(77,927)	$(127,108)	$(187,449,078)	$96,915,175

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 30, 2025

	Number of	Common	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Stock	Capital	Compensation	Loss	Deficit	Total

BALANCE AT JUNE 30, 2025 (UNAUDITED) (as revised) (see Note 2)	126,466,708	$126,467	$185,723,412	$(353,061)	$—	$(156,662,648)	$28,834,170

Common stock issued to institutional investor	1,250,000	1,250	2,317,255	—	—	—	2,318,505
Common stock issued for commitment shares	37,884	38	80,172	—	—	—	80,210
Common stock sales at the market by investment banking company	4,673,694	4,673	13,865,621	—	—	—	13,870,294
Exercise of options	60,250	60	46,619	—	—	—	46,679
Options issued for services	—	—	410,948	—	—	—	410,948
Performance stock units (PSUs) issued for services	—	—	171,650	—	—	—	171,650
Restricted stock units (RSUs) issued for services	216,615	217	477,648	—	—	—	477,865
Deferred compensation	—	—	—	80,750	—	—	80,750
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(5,100,559)	(5,100,559)

BALANCE AT SEPTEMBER 30, 2025 (UNAUDITED) (as revised)	132,705,151	$132,705	$203,093,325	$(272,311)	$—	$(161,763,207)	$41,190,512

	Nine Months Ended September 30, 2025

	Number of	Common	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Stock	Capital	Compensation	Loss	Deficit	Total

BALANCE AT DECEMBER 31, 2024 (as revised) (see Note 2)	123,301,653	$123,302	$180,956,329	$(656,735)	$—	$(146,998,991)	$33,423,905

Common stock issued to institutional investor	2,935,881	2,936	4,490,552	—	—	—	4,493,488
Common stock issued for commitment shares	299,270	299	323,741	—	—	—	324,040
Common stock sales at the market by investment banking company	5,042,105	5,041	14,372,501	—	—	—	14,377,542
Exercise of options	342,750	343	250,336	—	—	—	250,679
Cashless exercise of 1,350,000 options	434,148	434	(172,359)	—	—	—	(171,925)
Options issued for services	—	—	1,693,640	—	—	—	1,693,640
Options issued to settle accrued bonuses	—	—	48,068	—	—	—	48,068
Performance stock units (PSUs) issued for services	—	—	556,575	—	—	—	556,575
Restricted stock units (RSUs) issued for services	216,615	217	488,761	—	—	—	488,978
Restricted stock awards issued for services, net of forfeitures and share settlement for taxes	132,729	133	85,181	(98,189)	—	—	(12,875)
Deferred compensation	—	—	—	482,613	—	—	482,613
Net loss for the nine months ended September 30, 2025	—	—	—	—	—	(14,764,216)	(14,764,216)

BALANCE AT SEPTEMBER 30, 2025 (UNAUDITED) (as revised)	132,705,151	$132,705	$203,093,325	$(272,311)	$—	$(161,763,207)	$41,190,512

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months Ended
	Ended September 30, 2026	September 30, 2025 (As Revised)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,136,290)	$(14,764,216)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued for services	1,192,173	1,693,640
Amortization of deferred compensation	217,085	482,613
Performance stock units issued for services	—	556,575
Restricted stock units issued for services	3,710,518	488,978
Phantom units issued for services	6,146	—
Common stock issued for commitment shares	—	324,040
Depreciation and amortization of patents	1,519,388	1,434,610
Amortization of right of use asset	163,708	152,702
Accretion of interest on marketable securities	(303,152)	—
Loss on disposal of property and equipment and intangible assets	94,590	5,625
(Increase) decrease in assets
Accounts receivable	137,124	9,812
Prepaid expenses and other current assets	(1,297,476)	(80,950)
(Decrease) increase in liabilities
Accounts payable	37,404	(127,488)
Accrued bonuses, accrued expenses and other liabilities	(278,809)	(425,509)
Accounts payable and accrued expenses-related parties	(56,250)	(49,690)
Contract liability	93,459	(12,500)
Operating lease liability	(144,317)	(124,668)

Net cash used in operating activities	(15,044,699)	(10,436,426)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of intangibles	(340,569)	(273,192)
Purchase of property and equipment	(2,896,088)	(953,184)
Purchases of marketable securities	(72,101,184)	—
Maturities of marketable securities	2,000,000	—

Net cash used in investing activities	(73,337,841)	(1,226,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options and warrants	8,311,651	250,679
Cashless option exercise tax payments	—	(171,926)
Cashless tax payment on vested restricted stock awards	—	(12,875)
Tax payment on net issuance of vested restricted stock units	(3,713,589)	—
Tax payment on net issuance of performance stock units	(481,103)	—
Issuance of common stock, institutional investor	—	4,493,488
Issuance of common stock to investment bank	4,930,928	—
Common stock sales at the market by investment banking company	27,883,977	14,377,542
		—
Net cash provided by financing activities	36,931,864	18,936,908

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,450,676)	7,274,106

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	69,017,354	27,667,964

CASH AND CASH EQUIVALENTS - END OF PERIOD	$17,566,678	$34,942,070

Supplemental Disclosure of Non-cash activities:
Options issued to settle accrued bonuses	$—	$48,068
Trade-in credit for purchase of property and equipment	$—	$28,800
Non-cash repurchases of shares issued for net option exercises	$—	$172,359
Restricted stock awards issued for services	$—	$169,846
Non-cash repurchases of shares issued for vested restricted stock units	$3,713,589	$—

See accompanying notes to these financial statements

LIGHTWAVE LOGIC, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As used herein, “we,” “us,” “our,” and the “Company” refer to Lightwave Logic, Inc.

Financial Statements

The accompanying unaudited financial statements have been prepared by Lightwave Logic, Inc. These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the Summary of Significant Accounting Policies included in the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as originally filed with the Securities and Exchange Commission on March 20, 2026 (the “2025 Annual Report”). Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements and notes thereto included in the 2025 Annual Report. The interim operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year.

History and Nature of Business

Lightwave Logic, Inc. is a technology platform company focused on the development and commercialization of proprietary electro-optic (“EO”) polymers designed to enable next-generation photonic devices for high-speed data transmission.

Our Perkinamine® family of EO polymer materials is engineered for integration into silicon photonics (“SiPh”) and other photonic integrated circuit (“PIC”) platforms. When incorporated into device architectures, these materials are designed to enable high-speed optical modulation at low drive voltage and low power in compact device footprints relative to certain conventional silicon-based approaches and certain other traditional photonic material systems, including III-V–based technologies. The electro-optic properties of these materials can allow shorter interaction lengths in modulator designs, which can contribute to more compact device footprints and increased integration density. In addition, our materials are intended to be compatible with complementary metal-oxide-semiconductor (“CMOS”) fabrication processes, which may facilitate integration into established semiconductor foundry workflows. Reduced drive voltage operation may enable lower system-level power consumption and simplified driver electronics in specific implementations.

We do not manufacture optical transceivers, photonic devices, or complete optical modules. Instead, our strategy is to commercialize our technology through a combination of material sales, intellectual property licensing, process design kit (“PDK”) enablement, and royalty or other fee-based arrangements tied to customer production.

Our customers and prospective customers include semiconductor foundries, silicon photonics device designers, optical module manufacturers, and system integrators serving data center, cloud computing, telecommunications, and emerging artificial intelligence (“AI”) infrastructure markets. We pursue customer adoption through a structured commercialization process designed to support evaluation, integration, qualification, and production readiness within established semiconductor manufacturing ecosystems.

Lightwave Logic, Inc. was organized under the laws of the State of Nevada in 1997, and it commenced with its current business plan in 2024.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

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

The Company evaluates its available-for-sale debt securities for expected credit losses in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 326. The Company has elected to exclude accrued interest receivable from its estimate of credit losses and writes off uncollectible accrued interest receivable in a timely manner.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

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

Revenue under these agreements is recognized as follows:

Upfront License Fees – Nonrefundable upfront license fees are recorded as a contract liability and recognized on a pro-rata basis over the contract term.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Joint Development Agreement

The Company entered into a memorandum of agreement (“MOA”) with a customer to specify certain binding terms related to the joint development of electro-optical polymer-based modulators on silicon photonics for use in communication applications. The MOA was executed in January 2026; however, the Company commenced work under the arrangement during 2025. The development work consists of preparing reference documentation and support for a multi-project wafer run at a mutually agreed upon foundry, the design and post-processing of fabricated chips, and complete product verification and volume manufacturing preparation, with each party to the agreement having responsibility over various deliverables for each phase.

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contract Liability

Contract liability represents amounts received in advance for performance obligations not yet satisfied, including non-refundable upfront license fees. The Company recognizes amounts recorded as contract liabilities as revenue when the related performance obligations are satisfied.

Cost of Sales

Cost of sales consists of labor costs, material costs and manufacturing overhead costs associated with the production of materials transferred to the customer under the technology license and material supply agreement at the Company’s facility.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation - Stock Compensation," which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The fair value of restricted stock awards and units is estimated by the market price of the Company’s common stock at the date of grant. Restricted stock awards and units are being amortized to expense over the shorter of the requisite service period or the actual vesting period. Performance stock units are subject to both performance-based and service vesting requirements. The grant-date fair value of performance stock units is based on the fair value of the Company’s stock on the grant date and is recognized over the service period based on an assessment of the likelihood that the applicable performance goals will be achieved, and compensation expense is periodically adjusted based on actual and expected performance. The Company's liability-classified awards are cash-settled phantom units, which are remeasured to fair value at each reporting date based on the closing price of the Company's common stock. Compensation expense is recognized on a straight-line basis over the requisite service period. The Company estimates the fair value of option and warrant awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the shorter of the requisite service period or the actual vesting period, using the straight-line method. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The Company has elected to account for forfeiture of stock-based awards as they occur.

Loss Per Share

The Company follows FASB ASC 260, “Earnings per Share,” resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss in 2026 and 2025, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

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

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 2 – REVISION OF COMPARATIVE INFORMATION FOR THE NINE-MONTHS PERIOD ENDED SEPTEMBER 30, 2025

As previously disclosed, the Company identified an error related to the accounting for non-cash stock option exercises during the three months ended June 30, 2025, which resulted in an overstatement of non-cash compensation expense of $705,499. The Company previously restated its financial statements for the three and six months ended June 30, 2025 to correct this error.

The Company previously concluded that the error was not material to its financial statements for the nine months ended September 30, 2025, individually or in the aggregate, and therefore did not amend its Quarterly Report on Form 10-Q for that period. The comparative financial information for the nine months ended September 30, 2025 presented herein has been revised to reflect the correction of the error.

The correction decreased non-cash compensation expense and net loss by $705,499 for the nine months ended September 30, 2025, with corresponding adjustments to additional paid-in capital and accumulated deficit. The correction had no impact on net cash used in operating activities because the decrease in net loss was offset by a corresponding decrease in the non-cash compensation adjustment within operating activities.

The comparative statements of stockholders’ equity also reflect the previously disclosed correction of the 2021 error of $3,407,443 through opening accumulated deficit and additional paid-in capital.

The following tables present the effects of the correction on the Company’s previously reported financial information for the nine months ended September 30, 2025 and the affected comparative stockholders’ equity information:

Statements of Comprehensive Loss (Unaudited)

(For the Nine Months Ended September 30, 2025)

(in dollars)

	As Previously Reported	Adjustment	As Revised
Research and development expenses	$8,648,632	$(20,500)	$8,628,132
General and administrative expenses	7,113,774	(684,999)	6,428,775
Total cost and expense	15,767,897	(705,499)	15,062,398
Net Loss	$(15,469,715)	$705,499	$(14,764,216)

Statements of Cash Flows (Unaudited)

(For the Nine Months Ended September 30, 2025)

(in dollars)

	As Previously Reported	Adjustment	As Revised
Net Loss	$(15,469,715)	$705,499	$(14,764,216)
Non-cash compensation expense from stock option exercises	705,500	(705,500)	—
Supplemental Disclosure
Non-cash repurchases of shares issued for net option exercises	$—	$172,359	$172,359

Statement of Stockholders’ Equity (Unaudited)

(For the Nine Months Ended and As of September 30, 2025)

(in dollars)

	As Previously Reported	Adjustment	As Revised
Additional paid-in capital related to cashless exercise of 1,350,000 options	$533,140	$(705,499)	$(172,359)
Additional Paid-in-Capital	207,206,267	(4,112,942)	203,093,325
Accumulated Deficit	$(165,876,149)	$4,112,942	$(161,763,207)

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 3 – CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company invests primarily in U.S. Treasury securities and U.S. government agency securities. The following tables present the Company’s cash equivalents and marketable securities by significant investment category as of September 30, 2026:

						Reported As
Assets	Fair Value Hierarchy	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Cash Equivalents	Marketable Securities
Money Market Funds	Level 1	$52,931	$—	$—	$52,931	$52,931	$—
U.S. Treasury Securities	Level 2	45,288,678	—	(70,835)	45,217,843	—	45,217,843
U.S. Agency Securities	Level 2	25,115,658	—	(56,273)	25,059,385	—	25,059,385
Total		$70,457,267	$—	$(127,108)	$70,330,159	$52,931	$70,277,228

Accrued interest receivable of $360,731 is excluded from the amortized cost basis of the available-for-sale debt securities and is included in prepaid expenses and other current assets in the accompanying balance sheet.

As of September 30, 2026, all of the Company’s available-for-sale marketable securities were in an unrealized loss position; however, the Company concluded that the unrealized losses were attributable to changes in market interest rates and not to credit-related factors. Accordingly, no allowance for credit losses was recorded as of September 30, 2026. In addition, none of the securities had been in a continuous unrealized loss position for more than 12 months.

As of September 30, 2026, all of the Company’s available-for-sale marketable securities had contractual maturities of less than one year. The Company did not hold any marketable securities or cash equivalents classified as available-for-sale debt securities as of December 31, 2025.

NOTE 4 – REVENUE

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

In December 2025, the Company entered into a memorandum of agreement (also referred to as “joint development agreement”) under which it, along with other parties, performs its respective part of the development work to develop an electro-optical polymer-based modulator chip for use in communication applications. The development work consists of preparing reference documentation and support of a multi-project wafer run produced at a mutually agreed upon foundry, the design and post processing of fabricated chips, and complete product verification and volume manufacturing preparation, with each party to the agreement having responsibility over various deliverables for each phase.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 4 – REVENUE (Continued)

Timing of Revenue Recognition and Contract Balances

Revenues related to the initial license fee and a minimum annual royalty are recognized over time commencing with the License Agreement in May 2023. An up-front license fee in the amount of $50,000 was paid during the period ended December 31, 2023. $0 and $6,541 of this amount are recorded as a contract liability in current liabilities on the Company’s balance sheets as of September 30, 2026 and December 31, 2025, respectively.

For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $37,500 and $29,166, respectively, related to the License Agreement. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $99,418 and $77,688, respectively, related to the License Agreement.

Revenues related to the joint development agreement are recognized at a point in time, when control of the related performance obligations is transferred to a customer. For the three and nine months ended September 30, 2026, the Company did not recognize any non-recurring engineering revenue related to this agreement. An installment payment in the amount of $100,000 was received during the nine months ended September 30, 2026 and is recorded as a contract liability within current liabilities in the accompanying balance sheet.

Contract balances are as follows:

	September 30, 2026	December 31, 2025
Accounts receivable, net	$53,629	$190,753
Short-term contract liability	$100,000	$6,541

Significant changes in the contract balances for the nine months ended September 30, 2026 are as follows:

	Nine Months Ended September 30, 2026
	Assets	Liabilities
Balance at December 31, 2025	$190,753	$(6,541)
Revenue recognized that was previously included in contract liability	—	6,541
Decreases/increases due to cash received	(330,000)	(100,000)
Billed receivables recorded	330,000	—
Transferred to receivables from unbilled receivables	(230,000)	—
Unbilled receivables recorded	92,876	—
Balance at September 30, 2026	$53,629	$(100,000)

Assets Recognized for the Costs to Obtain a Contract

There are no assets recognized for the costs to obtain the License Agreement.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30, 2026	December 31, 2025

Insurance	$418,089	$194,258
Deposits for equipment purchases	282,914	172,937
Software licenses and subscriptions	230,461	115,191
Wafer fabrication deposits	200,000	—
Third-party services	158,604	—
Rent	89,969	89,468
Deferred equity issuance costs	59,742	—
Investor relations	36,634	6,127
Deposits for conferences	35,600	—
Other	25,833	23,120
Prepaid Expenses	$1,537,846	$601,101
Accrued interest on marketable securities	360,731	—
Prepaid expenses and other current assets	$1,898,577	$601,101

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2026	December 31, 2025

Office equipment	$362,150	$182,600
Lab equipment	13,979,826	12,096,036
Furniture	84,393	66,438
Leasehold improvements	496,768	440,855
Software	183,684	133,377
Equipment not yet placed in service	792,299	105,129
	15,899,120	13,024,435
Less: Accumulated depreciation	9,250,824	7,802,183

Property and equipment, net	$6,648,296	$5,222,252

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended September 30, 2026 and 2025 was $510,217 and $464,224, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $1,459,692 and $1,353,904, respectively. During the three and nine months ended September 30, 2026, the Company disposed of property and equipment with a cost of $19,110 and accumulated depreciation of $8,758 for a loss of $10,352. During the three months ended September 30, 2025, the Company did not retire or dispose of any property and equipment. During the nine months ended September 30, 2025, the Company traded in property and equipment with a cost and accumulated depreciation of $25,140 for a gain of $28,800.

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

Intangible assets consist of the following:

	September 30, 2026	December 31, 2025

Patents	$2,338,311	$2,187,191
Less: Accumulated amortization	428,256	473,771

Intangible assets, net	$1,910,055	$1,713,420

Amortization expense for the three months ended September 30, 2026 and 2025 was $21,914 and $27,297, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $59,696 and $80,706, respectively. During the three months ended September 30, 2026, the Company retired certain expired patents and patent applications with a cost of $53,679 and accumulated amortization of $11,120 for a loss of $42,559. During the nine months ended September 30, 2026, the Company retired certain expired patents and patent applications with a cost of $189,449 and accumulated amortization of $105,211 for a loss of $84,238. During the three and nine months ended September 30, 2025, the Company retired certain expired patent applications with a cost of $34,425 for a loss of $34,425.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 8 – LEASES

The Company leases approximately 23,104 square feet of office, chemistry, clean room, research and development, and warehouse space in Colorado for its principal executive offices and research and development facility. The lease has a 128-month term that commenced on June 1, 2023, and provides for annual increases in base rent of approximately 3% over the lease term. The Company is also responsible for its proportionate share of certain operating expenses associated with the leased premises.

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

Undiscounted future minimum lease payments under the Amended Lease as of September 30, 2026, by year and in aggregate, including the extended term, are as follows:

YEARS ENDING
DECEMBER 31,	AMOUNT

Remainder of 2026	$100,040
2027	411,174
2028	423,612
2029	436,300
2030	449,431
Thereafter	$1,471,841
3,292,398
Less discounted interest	(838,034)

TOTAL	$2,454,364

The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. There are no other material operating leases.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 8 – LEASES (CONTINUED)

The following table presents weighted average assumptions used to compute the Company’s right-of-use assets and lease liabilities:

September 30, 2026
Weighted average remaining lease term (in years)	7.33
Weighted average discount rate	8.25%

As of September 30, 2026, current operating leases had remaining terms between 3 months and 7.33 years, with some leases having options to extend the lease terms.

Current lease agreements do not contain any residual value guarantees or material restrictive covenants. As of September 30, 2026, the Company did not have any finance leases.

Operating and short-term lease costs totaling $87,704 and $29,327 are included in research and development and general and administrative expense, respectively, for the three months ended September 30, 2026. Operating and short-term lease costs totaling $87,353 and $26,784 were included in research and development and general and administrative expense, respectively, for the three months ended September 30, 2025. Operating and short-term lease costs totaling $262,636 and $84,044 are included in research and development and general and administrative expenses, respectively, for the nine months ended September 30, 2026. Operating and short-term lease costs totaling $284,474 and $80,353 were included in research and development and general and administrative expense, respectively, for the nine months ended September 30, 2025.

NOTE 9 – INCOME TAXES

There is no income tax benefit for the losses incurred during the three and nine months ended September 30, 2026 and 2025 since management has determined that it is more likely than not that the Company's deferred tax assets will not be realized and, accordingly, a full valuation allowance has been recorded against the Company's net deferred tax assets.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2026, the Company had no unrecognized tax benefits, or any tax related interest or penalties, and it does not expect significant changes in the amount of unrecognized tax benefits to occur within the next twelve months. There were no changes in the Company’s unrecognized tax benefits during the three-and nine-month period ended September 30, 2026. The Company did not recognize any interest or penalties during 2026 related to unrecognized tax benefits.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

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

On December 17, 2025, the Company closed an offering with an investment bank to sell 11,666,667 shares of its common stock. Pursuant to the underwriting agreement, the Company granted the investment bank an option to purchase from us up to 1,750,000 additional shares of common stock for the purpose of covering over-allotments, if any. On January 8, 2026, the Company closed on the investment bank’s exercise of the option and issued an additional 1,750,000 shares of its common stock. Pursuant to the underwriting agreement for the offering, the Company agreed to issue to the underwriter warrants to purchase up to 350,000 shares of common stock, or three percent (3%) of the total number of shares of common stock sold in the offering, as well as additional underwriter warrants to purchase up to an aggregate of 52,500 shares of common stock in connection with the exercise of the over-allotment option by the underwriter.

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

On December 9, 2022, the Company entered into a sales agreement with an investment banking company. In accordance with the terms of this sales agreement, the Company had the ability to offer and sell up to $35,000,000 shares of its common stock from time to time through or to the investment banking company, as sales agent or principal. On April 20, 2026, the Company entered into an amendment to the sales agreement to increase the amount to $51,404,500. Sales of shares of the Company’s common stock, if any, were to be made by any method deemed to be an “at-the-market offering”. The sales agent was entitled to compensation under the terms of the sales agreement at a commission rate of up to 3% of the gross proceeds of the sales price of common stock that they sell. As of June 30, 2026, substantially all capacity available under the sales agreement had been utilized.

During the three-month period ended September 30, 2026, the investment banking company did not sell any shares pursuant to the sales agreement. During the nine-month period ended September 30, 2026, pursuant to the sales agreement, the investment banking company sold 2,623,926 shares of the Company’s common stock for net proceeds of $27,883,977 after the payment of the investment banking company’s commissions and underwriting expenses in the amounts of $695,053 and $56,861, respectively. During the three-month period ended September 30, 2025, pursuant to the sales agreement, the investment banking company sold 4,673,694 shares of the Company’s common stock for net proceeds of $13,870,294, after the payment of commissions in the amount of $428,981 to the investment banking company. During the nine-month period ended September 30, 2025, pursuant to the sales agreement, the investment banking company sold 5,042,105 shares of the Company’s common stock for net proceeds of $14,377,542, after the payment of commissions in the amount of $444,670 to the investment banking company.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION

Common Stock Options and Warrants

The Company maintains the 2016 Equity Incentive Plan (the "2016 Plan"), under which no additional awards may be granted following its termination on May 15, 2025. Outstanding awards granted under the 2016 Plan remain outstanding in accordance with their original terms.

The Company also maintains the 2025 Equity Incentive Plan (the "2025 Plan"), which was approved by shareholders on May 15, 2025 and authorizes the issuance of up to 6,000,000 shares of common stock pursuant to stock options, restricted stock and restricted stock unit awards. As of September 30, 2026, 2,226,672 shares remained available for future grants under the 2025 Plan.

The Company uses the Black-Scholes option pricing model to calculate the grant-date and modification-date fair value of an award, with the following assumptions for the nine month period ended September 30, 2026: no dividend yield, expected volatility, based on the Company’s historical volatility, 83.6% to 87.9%, risk-free interest rate between 4.14% to 4.55% and expected option life of 10 years, which is based on the legal contractual life of the options.

The Black-Scholes option pricing model assumptions for the nine months ended September 30, 2025 are as follows: no dividend yield, expected volatility, based on the Company’s historical volatility, 78.7% to 82%, risk-free interest rate between 4.18% to 4.48% and expected option life of 10 years, which is based on the legal contractual life of the options.

As of September 30, 2026, there was $1,063,339 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through December of 2028. As of September 30, 2025, there was $1,882,130 of unrecognized compensation expense related to non-vested market-based share awards that is expected to be recognized through September 2028.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Modification of Equity Awards

During the nine months ended September 30, 2026, the Company modified certain equity awards during the second quarter of 2026 in connection with consulting agreements entered into with two former employees whose employment terminated during the period. Under the consulting agreements, the former employees will provide consulting services through December 30, 2026.

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

The Company evaluated the consulting arrangements under ASC 718 and recognized the entire incremental compensation cost associated with the modified awards on the modification date since the consulting services did not represent substantive future services. The net incremental compensation cost recognized as a result of the modifications totaled $386,347, all of which was recognized during the nine months ended September 30, 2026. No unrecognized compensation cost related to the modified awards remained as of September 30, 2026.

Share-based compensation was recognized as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Stock options	$241,724	$410,948	$1,192,173	$1,693,640
Restricted stock awards	34,866	80,750	217,085	482,613
Restricted stock units	1,338,569	477,865	3,710,518	488,978
Performance stock units	—	171,650	—	556,575
Phantom unit award	6,146	—	6,146	—

Total share-based compensation	$1,621,305	$1,141,213	$5,125,922	$3,221,806

The following tables summarize all stock option and warrant activity of the Company during the nine months ended September 30, 2026:

	Non-Qualified Stock Options and Warrants Outstanding and Exercisable

	Number of	Exercise	Weighted Average
	Shares	Price	Exercise Price

Outstanding, December 31, 2025	8,996,078	$0.51 - $16.81	$3.47

Granted	252,500	$3.24 - $3.45	$3.28
Forfeited	(35,498)	$1.00 - $4.70	$2.77
Exercised	(3,179,216)	$0.60 - $10.86	$2.66

Outstanding, September 30, 2026	6,033,864	$0.51 - $16.81	$3.90

Exercisable, September 30, 2026	5,454,871	$0.51 - $16.81	$4.05

The aggregate intrinsic value of options and warrants outstanding and exercisable as of September 30, 2026 was $10,497,911 and $9,010,531, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and warrants and the closing stock price of $5.00 for the Company’s common stock on September 30, 2026.

During the nine months ended September 30, 2026, 2,776,716 options with the aggregate intrinsic value of $19,431,080 were exercised for proceeds of $6,948,719. Of this amount, 200,000 options were exercised via cashless settlement. In addition, 402,500 warrants with the total intrinsic value of $3,590,300 were exercised for proceeds of $1,362,932, net of issuance costs of $25,694 during the period.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Common Stock Options and Warrants (Continued)

Non-Qualified Stock Options and Warrants Outstanding Currently Exercisable
Range of Exercise Prices	Number Outstanding Currently Exercisable at September 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Outstanding Currently Exercisable

$0.51 - $16.81	5,454,871	5.4 Years	$4.05

Non-Qualified Stock Options and Warrants Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2026	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Options and Warrants Outstanding

$0.51 - $16.81	6,033,864	5.7 years	$3.90

Restricted Stock Awards and Units

The Company grants restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) to employees and directors. RSUs represent the right to receive shares of common stock upon vesting, while RSAs are shares issued at the grant date that remain subject to forfeiture until vesting conditions are satisfied.

The fair value of RSAs and RSUs is recognized as stock-based compensation expense on a straight-line basis over the shorter of the requisite service period or the vesting period. Vesting terms range from immediate vesting to monthly or quarterly vesting schedules, with certain awards subject to cliff vesting provisions.

Restricted stock activity during the nine months ended September 30, 2026 is as follows:

	Restricted Stock Awards Nine-Month Period Ended September 30, 2026		Restricted Stock Units Nine-Month Period Ended September 30, 2026

	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested, beginning of period	153,596	$1.54	2,836,742	$3.07

Granted	—	—	1,661,532	4.63
Vested	(66,761)	2.82	(1,563,055)	3.13
Cancelled and forfeited	(4,375)	1.00	(88,698)	3.49

Non-vested, end of period	82,460	$3.64	2,846,521	$3.93

As of September 30, 2026 and 2025, the unamortized value of the RSAs was $61,075 and $272,310, respectively. As of September 30, 2026 and 2025, the unamortized value of the RSUs was $9,501,730 and $8,453,072, respectively.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 11 – STOCK BASED COMPENSATION (CONTINUED)

Performance Stock Units

During the nine months ended September 30, 2025, the Company granted 2,187,501 performance stock units (PSUs) subject to both performance-based and service vesting requirements to the Company’s executives. The grant date fair value of the PSUs granted was $2,029,126, as determined by the Company’s closing common stock price on the date of the grant of $0.93 per share.

On September 12, 2025, in connection with a new employment agreement with the Company's Chief Executive Officer (“CEO”), the Company modified 1,616,380 PSUs held by the CEO by removing the performance conditions and converting the awards into RSUs with vesting subject solely to continued service. The modification resulted in incremental fair value of approximately $2.8 million, which, together with the remaining unrecognized grant-date fair value of the original award, is recognized over the remaining requisite service period in accordance with ASC 718. The remaining 571,121 unmodified PSUs were evaluated based on achievement of the applicable performance conditions issued during 2025, with no PSUs remaining outstanding as of December 31, 2025.

For the three and nine months ended September 30, 2025, the Company recorded $171,650 and $556,575 in stock-based compensation expense related to the PSU vesting, respectively. As of September 30, 2026, no PSUs were granted or remained outstanding, and no stock-based compensation expense related to PSUs was recognized during the three and nine months ended September 30, 2026.

Liability-Classified Awards

During the nine months ended September 30, 2026, the Company granted a cash settled stock-based payment award, designated as a “Phantom Unit Award,” to an employee. Each Phantom Unit represents the right to receive a cash payment equal to the fair market value of one share of the Company's common stock as of the applicable vesting date. The award vests over three years, consisting of an initial one-year cliff vesting period followed by quarterly vesting over the remaining two years, subject to continued service.

In accordance with ASC 718, the award is classified as a liability because it is settled in cash. The underlying liability is remeasured to fair value at each reporting date based on the Company’s closing stock price, with changes in fair value recognized as compensation expense on a straight-line basis over the requisite service period. During the three and nine months ended September 30, 2026, the Company recognized $6,146 in stock-based compensation expense related to the Phantom Units. No stock-based compensation expense related to liability-classified awards was recognized during the three and nine months ended September 30, 2025.

The following table summarizes the Company’s Phantom Unit activity during the nine months ended September 30, 2026:

	Phantom Units Nine-Month Period Ended September 30, 2026

	Number of Phantom Units	Weighted Average Fair Value per Phantom Unit

Balance as of January 1, 2026	—	$—

Granted	32,051	6.24
Vested	—	—
Cancelled and forfeited	—	—

Balance as of September 30, 2026	32,051	$5.00

As of September 30, 2026, unrecognized compensation cost related to unvested Phantom Units, based on the fair value of the awards as of September 30, 2026, was $154,109 and is expected to be recognized over a weighted-average remaining service period of 2.89 years. The amount of compensation cost ultimately recognized will vary based on changes in the Company’s stock price through settlement. The liability associated with these awards was $6,146 as of September 30, 2026 and is recorded in accrued bonus and accrued expenses in the accompanying balance sheet.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 12 – LOSS PER SHARE

The Company calculates earnings (loss) per share ("EPS") in accordance with FASB ASC 260, Earnings Per Share. Basic EPS is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and nine months ended September 30, 2026 and 2025, the Company reported a net loss; therefore, diluted EPS is calculated the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive.

The following securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

•	Options and warrants: 2,343,159 shares and 2,527,510 shares for the three and nine months ended September 30, 2026, respectively, and 2,521,234 and 1,587,643 shares for the three and nine months ended September 30, 2025, respectively.

•	Unvested RSUs: 1,355,554 shares and 1,525,101 shares for the three and nine months ended September 30, 2026, respectively, and 315,471 shares and 46,202 shares for the three and nine months ended September 30, 2025, respectively.

•	Earned but unissued PSUs: 0 shares for the three and nine months ended September 30, 2026, and 337,861 shares and 195,663 shares for the three and nine months ended September 30, 2025, respectively.

•	Total anti-dilutive securities excluded from the calculation of diluted loss per share were 3,698,713 shares and 4,052,611 shares for the three and nine months ended September 30, 2026, respectively, and 3,174,566 shares and 1,829,508 shares for the three and nine months ended September 30, 2025, respectively.

NOTE 13 – RELATED PARTIES

There were no material transactions with related parties during the three- and nine-month periods ended September 30, 2026.

During the three and nine months ended September 30, 2025, the Company engaged in transactions with related parties, including consultants, directors, and entities affiliated with members of the Board of Directors. These transactions primarily relate to legal services, consulting fees, director compensation, accounting services, and expense reimbursements.

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

As of December 31, 2025, accrued liabilities included $56,250 related to director compensation. There were no material related-party payables outstanding as of September 30, 2026.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 14 – RETIREMENT PLAN

The Company established a 401(k) retirement plan covering all eligible employees beginning November 15, 2013, which was amended effective February 15, 2025. The plan offers two types of elected deferrals: pre-tax deferrals and Roth deferrals. The Company matches 100% of each participant’s contribution, up to 4% for all eligible employees. Matching contributions vest immediately. Participants are entitled to receive distributions of all vested amounts beginning at age 59 1/2. Matching contributions to all eligible participants charged to expense were $53,747 and $49,595 for the three months ended September 30, 2026 and 2025, respectively. Matching contributions to all eligible participants charged to expense were $170,685 and $135,072 for the nine months ended September 30, 2026 and 2025, respectively. The plan is subject to the annual IRS elective deferral limit of $24,500 per employee for 2026, $8,000 catch-up for those aged 50 and over, and $11,250 special catch-up limit for those aged 60-63.

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

The CODM assesses the Company's financial performance based on operating loss, which aligns with the amount reported in the statements of comprehensive loss. The following table presents a reconciliation of segment operating loss to net loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months ended September 30, 2026	Three Months ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025 (As Revised)

NET SALES	$37,500	$29,166	$99,418	$77,688

COST OF SALES	705	—	2,041	5,491

OPERATING EXPENSES
Research and development	4,342,078	2,917,473	11,711,076	8,628,132
General and administrative	3,677,238	2,290,839	10,363,292	6,428,775
	8,019,316	5,208,312	22,074,368	15,056,907

SEGMENT OPERATING LOSS	(7,982,521)	(5,179,146)	(21,976,991)	(14,984,710)

OTHER INCOME (EXPENSE)
Interest income and interest amortization on marketable securities	818,908	193,341	1,932,254	549,442
Commitment fee	—	(80,210)	—	(324,040)
Loss on disposal of property and equipment and intangible assets	(52,911)	(34,425)	(94,590)	(5,625)
Other income (expense)	(5,429)	(119)	3,037	717

NET LOSS	$(7,221,953)	$(5,100,559)	$(20,136,290)	$(14,764,216)

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

There were no other segment items for the three and nine months ended September 30, 2026 and 2025.

LIGHTWAVE LOGIC, INC. NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2026 AND 2025

NOTE 15 – SEGMENT REPORTING (CONTINUED)

Segment assets

The CODM does not regularly review asset information by segment; accordingly, the Company has not disclosed segment assets.

Entity-Wide Disclosures

•	Geographic Revenue Information: For the three and nine months ended September 30, 2026 and 2025, 100% of the Company’s net sales were generated in Switzerland. Revenue is attributed to geographic areas based on the customer’s bill-to location.

•	Long-lived assets: long-lived assets, consisting of property and equipment, intangible assets, and right of use assets under operating leases were all located in the United States and totaled $10,835,012 and $9,376,041 as of September 30, 2026 and December 31, 2025, respectively.

•	Major Customers: For the three and nine months ended September 30, 2026 and 2025, one customer accounted for 10% or more of total revenue. The related revenue was attributable to the Company’s single reportable segment.

NOTE 16 – SUBSEQUENT EVENTS

On September 23, 2026, the Board of Directors appointed Edward Kennedy to serve as a Class I director. In connection with his appointment, on October 26, 2026, the Compensation Committee approved two grants of RSU awards to Mr. Kennedy. The first is a grant of 56,926 RSUs, 4,742 of which will vest on December 23, 2026 and the remaining will vest in eleven quarterly installments of 4,744 RSUs each, beginning on March 23, 2027. The second is a grant of 7,798 RSUs, 2,144 RSUs of which will vest on November 30, 2026 and 2,827 RSUs will vest on each of February 28, 2027 and May 31, 2027.

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

Overview

Lightwave Logic, Inc. is a technology platform company focused on the development and commercialization of proprietary electro-optic (“EO”) polymers designed to enable next-generation photonic devices for high-speed data transmission.

Our Perkinamine® family of EO polymer materials is engineered for integration into silicon photonics (“SiPh”) and other photonic integrated circuit (“PIC”) platforms. When incorporated into device architectures, these materials are designed to enable high-speed optical modulation at low drive voltage and low power in compact device footprints relative to certain conventional silicon-based approaches and certain other traditional photonic material systems, including III-V–based technologies. The electro-optic properties of these materials can allow shorter interaction lengths in modulator designs, which can contribute to more compact device footprints and increased integration density. In addition, our materials are intended to be compatible with complementary metal-oxide-semiconductor (“CMOS”) fabrication processes, which may facilitate integration into established semiconductor foundry workflows. Reduced drive voltage operation may enable lower system-level power consumption and simplified driver electronics in specific implementations.

We do not manufacture optical transceivers, photonic devices, or complete optical modules. Instead, our strategy is to commercialize our technology through a combination of material sales, intellectual property licensing, process design kit (“PDK”) enablement, and royalty or other fee-based arrangements tied to customer production.

Our customers and prospective customers include semiconductor foundries, silicon photonics device designers, optical module manufacturers, and system integrators serving data center, cloud computing, telecommunications, and emerging artificial intelligence (“AI”) infrastructure markets. We pursue customer adoption through a structured commercialization process designed to support evaluation, integration, qualification, and production readiness within established semiconductor manufacturing ecosystems.

As of the date of this report, multiple customer programs are progressing through defined development stages under our commercialization framework. The timing and scale of potential production revenue depend on customer product qualification and adoption cycles, technical validation, manufacturing readiness, end-market demand, and broader industry conditions.

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

Commencement of Commercial Operations

We commenced commercial operations in May 2023. Presently, our commercial operations consist of a material supply and license agreement to provide Perkinamine® chromophore materials for polymer based photonic devices and photonic integrated circuits (PICs). The license agreement represents tangible commercial progress for electro-optic polymers as part of our Company's business plan. During 2025, we entered into a non-recurring engineering joint development arrangement with a customer to develop an electro-optical polymer-based modulator chip for use in communication applications.

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

We continue to invest in material optimization, including improvements in electro-optic efficiency, thermal stability, expansion across additional wavelengths, environmental robustness, and process integration parameters. Material formulation, device architecture, and integration techniques are developed in parallel to support customer-specific performance and reliability requirements.

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

Based on the current status of customer programs, we anticipate that revenues, if any, recognized during 2026 would primarily relate to material supply, NRE arrangements, or prototype and development activities. We do not currently expect significant revenue from volume commercial production of customer products until 2028 at the earliest. The timing and magnitude of any production-related revenue depend on successful product qualification, yield validation, customer adoption decisions, end-market demand, and broader industry conditions.

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

Based on the current status of customer programs, we anticipate that revenues, if any, recognized during 2026 would primarily relate to material supply, NRE arrangements, or prototype and development activities. We do not currently expect significant revenue from high-volume commercial production of customer products until 2028 at the earliest.

There can be no assurance that programs currently in development will successfully transition to commercial production, that foundry capacity will be available as anticipated, or that projected timelines will be achieved.

Capital Requirements

We have satisfied our capital requirements since inception primarily through the issuance and sale of our common stock.

Results of Operations

Comparison of three months ended September 30, 2026 and September 30, 2025

Revenues

During the three months ended September 30, 2026, we recognized $37,500 of licensing and royalty revenue. During the three months ended September 30, 2025, we recognized $29,166 of licensing and royalty revenue.

Cost of Sales

During the three months ended September 30, 2026, we recognized $705 in cost of sales. During the three months ended September 30, 2025, we recognized $0 in cost of sales.

Operating Expenses

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change	Percent Change

Research and development	$4,342,078	$2,917,473	$1,424,605	49%
General and administrative	3,677,238	2,290,839	1,386,399	61%
	$8,019,316	$5,208,312	$2,811,004	54%

Research and development expenses increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increases in salary and employee benefits expenses and payroll taxes, prototype device development expenses, and laboratory materials and supplies expenses.

We expect to continue to incur substantial research and development expenses developing and commercializing our electro-optic materials platform. These expenses will increase because of accelerated development efforts to support commercialization of our electro-optic polymer materials technology and create next-generation photonic EO device designs; working with semiconductor foundries; hiring additional technical and support personnel; engaging senior technical advisors; pursuing other potential business opportunities and collaborations; customer testing and evaluation; and incurring related operating expenses.

General and administrative expenses increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increases in non-cash stock-based compensation expenses, accounting and professional services fees, travel expenses, salary and employee benefits expenses and payroll taxes, recruiting fees, legal fees, insurance expenses, and outside services fees.

Other Income, net

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change	Percent Change

Other Income	$760,568	$78,587	$681,981	868%

Other income increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in interest income earned on higher cash balances and investments in marketable securities, offset by a loss due to disposal of certain expired patents and patent applications and fixed assets.

Net Loss

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change	Percent Change

Net Loss	$7,221,953	$5,100,559	$2,121,394	42%

Net loss was $7,221,953 and $5,100,559 for the three months ended September 30, 2026 and 2025, respectively, for an increase of $2,121,394 due primarily to increases in entity-wide salary and employee benefits expenses and payroll taxes, prototype and device development expenses, non-cash stock-based compensation expenses, accounting, professional and outside service fees, laboratory materials and supplies expenses, travel expenses, recruiting fees, legal fees, insurance fees, and loss on disposal of certain expired patents and patent applications and fixed assets, offset by an increase in interest income.

Comparison of nine months ended September 30, 2026 and September 30, 2025

Revenues

During the nine months ended September 30, 2026, we recognized $99,418 of licensing and royalty revenue. During the nine months ended September 30, 2025, we recognized $77,688 of licensing and royalty revenue.

Cost of Sales

During the nine months ended September 30, 2026, we recognized $2,041 in cost of sales. During the nine months ended September 30, 2025, we recognized $5,491 in cost of sales.

Operating Expenses

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Percent Change

Research and development	$11,711,076	$8,628,132	$3,082,944	36%
General and administrative	10,363,292	6,428,775	3,934,517	61%
	$22,074,368	$15,056,907	$7,017,461	47%

Research and development expenses increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increases in salary and employee benefits expenses and payroll taxes, prototype development expenses, laboratory materials and supplies expenses, and non-cash stock-based compensation expenses.

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

General and administrative expenses increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increases in non-cash stock-based compensation expenses, salary and employee benefits expenses and payroll taxes, accounting and professional services fees, recruiting fees, travel expenses, board of directors fees, legal fees, software expenses, and insurance expenses.

Other Income, net

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Percent Change

Other Income	$1,840,701	$220,494	$1,620,207	735%

Other income increased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in interest income earned on higher cash balances and investments in marketable securities, offset by a loss due to disposal of certain expired patents and patent applications and fixed assets.

Net Loss

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change	Percent Change

Net Loss	$20,136,290	$14,764,216	$5,372,074	36%

Net loss was $20,136,290 and $14,764,216 for the nine months ended September 30, 2026 and 2025, respectively, for an increase of $5,372,074 due primarily to increases in entity-wide salary and employee benefits expenses and payroll taxes, non-cash stock compensation expense, prototype device development expenses, laboratory materials and supplies expenses, accounting and professional services fees, recruiting fees, travel expenses, board of directors fees, and loss on disposal of certain expired patents and patent applications and fixed assets, offset by an increase in interest income.

Liquidity and Capital Resources

Our primary sources of liquidity during the nine months ended September 30, 2026 were (i) proceeds from sale of common stock by Roth Capital Partners, LLC (investment banking company) (“Roth Capital”) pursuant to the at-the-market sales agreement with Roth Capital as described in Note 10 to the Financial Statements, (ii) proceeds from the sale of common stock to Titan Partners Group LLC (investment banker) (“Titan”), and (iii) proceeds received pursuant to the exercise of options and warrants.

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

On December 9, 2022, we entered into the at-the-market sales agreement with Roth Capital, as sales agent, (the “Roth Sales Agreement”) pursuant to which we could offer and sell up to $35,000,000 in shares of our registered common stock, from time to time through Roth Capital. On April 20, 2026, the Company entered into an amendment to its sales agreement with Roth Capital to increase the amount of shares of common stock that may be sold under the Roth Sales Agreement to $51,404,500. As of September 30, 2026 and as of the date of this filing, pursuant to the sales agreement, the Company has sold $51,401,115 in shares of common stock and has $3,385 in shares remaining available to the Company per the agreement.

During the nine months ended September 30, 2026, the Company received $27,883,977 in net proceeds pursuant to the Roth Sales Agreement, $4,930,928 in net proceeds from the exercise of over-allotment option from the Titan Offering, $1,362,932 in net proceeds from the exercise of underwriter warrants, and $6,948,719 in proceeds from the exercise of options.

During the nine months ended September 30, 2026, our primary sources of cash outflows from operations included payroll, rent, utilities, payments to vendors including laboratory and wafer fabrication materials and supplies expenses, and third-party consultants and professional services providers.

Sources and Uses of Cash

 Our future expenditures and capital requirements will depend on numerous factors, including: the progress of our research and development efforts; the rate at which we can, directly or through arrangements with original equipment manufacturers, introduce and sell our products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; market acceptance of our products and competing technological developments; and our ability to establish cooperative development, joint venture and licensing arrangements. On September 30, 2026, our cash and cash equivalents totaled $17,566,678 and our liquid investments in marketable securities totaled $70,277,228.

We expect the proceeds received pursuant to the Titan Offering and the Roth Sales Agreement, the exercise of options and warrants, and commercial operations to provide us with sufficient funds to finance our operations at least through March 2028. Our cash requirements are expected to increase as we continue to advance the commercialization of our electro-optic polymer technology and expand our research and development, production-readiness, commercial, and other operating activities. We currently have no debt to service. We expect that our cash used in operations will continue to increase during 2026 and beyond because of the following planned activities:

•	The addition of management, sales, marketing, technical, production and other staff to our workforce;

•	Increased spending for the expansion of our research and development efforts, including purchases of additional laboratory and production equipment;

•	Increased spending on commercial and marketing activities as customer programs advance through evaluation, qualification and production readiness;

•	Partnering with commercial foundries to implement our electro-optic polymers into accepted PDKs by the foundries;

•	Developing and maintaining collaborative relationships with strategic partners;

•	Developing and improving our manufacturing processes and quality controls; and

•	Increases in our general and administrative activities related to our operations as a reporting public company and related corporate compliance requirements.

Analysis of Cash Flows

For the nine months ended September 30, 2026

Net cash used in operating activities was $15,044,699 for the nine months ended September 30, 2026, primarily attributable to the net loss of $20,136,290 adjusted by $1,192,173 in stock options issued for services, $217,085 in amortization of deferred compensation, $3,710,518 in amortization of restricted stock units, $6,146 in stock-based compensation expense related to phantom units, $1,519,388 in depreciation and amortization of patents, $163,708 in amortization of a right-of-use asset, ($303,152) in accretion of interest on marketable securities, $94,590 in loss on disposal of property and equipment and intangible assets, $137,124 in accounts receivable, ($1,297,476) in prepaid expenses and other current assets, and ($348,513) in accounts payable, accrued bonuses, accrued expenses, contract liabilities, and lease liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

Net cash used by investing activities was $73,337,841 for the nine months ended September 30, 2026, consisting of $340,569 in cost of intangibles, $2,896,088 in asset additions for the Colorado headquarters facility and labs, and $72,101,184 in purchases of marketable securities, partially offset by $2,000,000 in maturities of marketable securities.

Net cash provided by financing activities was $36,931,864 for the nine months ended September 30, 2026, and consisted of $6,948,719 in proceeds from exercise of options, $1,362,932 in proceeds from the exercise of underwriter warrants under the Titan agreement, ($3,713,589) in tax payments on net issuance of vested restricted stock units, ($481,103) in tax payment on net issuance of performance stock units in the prior period, $4,930,928 in proceeds from common stock issuance from the exercise of the overallotment option from the Titan Offering, and $27,883,977 in proceeds from the sale of common stock pursuant to the Roth Sales Agreement.

On September 30, 2026, our cash and cash equivalents totaled $17,566,678, our assets totaled $100,631,124, our liabilities totaled $3,715,949 and we had stockholders’ equity of $96,915,175.

For the nine months ended September 30, 2025

Net cash used in operating activities was $10,436,426 for the nine months ended September 30, 2025, primarily attributable to the net loss of $14,764,216 adjusted by $1,693,640 in options issued for services, $482,613 amortization of deferred compensation, $556,575 amortization of performance stock units, $488,978 amortization of restricted stock units, $324,040 in common stock issued as commitment shares under the 2023 and 2025 Purchase Agreements, $1,434,610 in depreciation expenses and patent amortization expenses, $152,702 amortization of right of use asset, $28,800 gain on disposal of property and equipment, $34,425 loss due to retirement of certain expired patent applications, $9,812 in accounts receivable, ($80,950) in prepaid expenses and other current assets, and ($739,855) in accounts payable, accrued bonuses, accrued expenses, contract liability and other liabilities. Net cash used in operating activities consisted of payments for research and development, legal, professional and consulting expenses, salaries, rent and other expenditures necessary to develop our business infrastructure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2026 the Company’s disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.  Exhibits

The following exhibits are included herein:

		Incorporated by Reference			Filed or
Exhibit No.	Exhibit Description	Form	Exhibit Number	Filing Date	Furnished Herewith

3.1	Amended and Restated Articles of Incorporation of Lightwave Logic, Inc. (conformed copy incorporating all amendments through June 8, 2015)	10-Q	3.1	11/14/2025
3.2	Second Amended and Restated Bylaws - September 18, 2024	8-K	3.1	6/25/2024
10.1	Employment Agreement between Fred Graffam and Lightwave Logic, Inc., dated July 20, 2026	8-K	10.1	7/20/2026
31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Executive Officer of the Company.				Filed herewith
31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, executed by the Principal Financial Officer of the Company.				Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Executive Officer of the Company.				Furnished herewith
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by the Principal Financial Officer of the Company.				Furnished herewith
101-INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101-SCH	Inline XBRL Taxonomy Extension Schema Document				Filed herewith
101-CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed herewith
101-DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed herewith
101-LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed herewith
101-PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIGHTWAVE LOGIC, INC.

Registrant

By:	/s/ Yves LeMaitre
Yves LeMaitre,
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026

By:	/s/ Fred Graffam
Fred Graffam, Chief Financial Officer
(Principal Financial Officer)

Date: November 13, 2026

